Form 10QSB
period 1996-03-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1996-05-13
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period _______ to ________

                        Commission File number 1-10799

                         ADDVANTAGE MEDIA GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

           OKLAHOMA                     73-1351610
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

      5100 East Skelly Drive
    Meridian Tower, Suite 1080
         Tulsa, Oklahoma                   74135-6552
(Address of principal executive office)    (Zip Code)

                                (918) 665-8414
             (Registrant's telephone number, including area code)

                                     NONE
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                              ---    ---

Shares outstanding of the issuer's $.01 par value common stock as of May 14, 1996 is 4,942,620. Transitional Small Business Issuer Disclosure Format (Check
one): Yes      No  x
          ---     ---

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS


                                                 March 31,    December 31,
                                                   1996           1995
                                             -----------------------------
                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                    $    8,344      $   20,444
   Accounts receivable                             316,563           6,926
   Deferred income taxes                           667,000         667,000
   Other current assets                              5,491           8,514
                                             -----------------------------


Total current assets                               997,398         702,884


Property and equipment, at cost:
   Calculators                                   1,035,755         749,107
   Office and production equipment                 351,142         341,575
   Furniture and fixtures                           64,417          64,417
                                             -----------------------------

                                                 1,451,314       1,155,099
   Accumulated depreciation                        364,544         331,385
                                             -----------------------------

                                                 1,086,770         823,714

Deferred income taxes                            3,243,000       3,243,000

Patent, net of accumulated amortization of
   $468,237 and $445,533 at March 31, 1996
   and December 31, 1995, respectively             439,873         462,577

Deferred charges                                    45,847          12,064
                                             -----------------------------


Total assets                                    $5,812,888      $5,244,239
                                             =============================

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS



                                                                March 31,     December 31,
                                                                   1996           1995
                                                            ------------------------------
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  (NET CAPITAL DEFICIENCY)
Current liabilities:
  Note payable to bank                                         $   700,000     $   519,968
  Notes payable to shareholders and directors                      176,808         176,808
  Accounts payable                                                 589,842         558,748
  Accrued interest                                                 368,837         252,677
  Other accrued liabilities                                        667,280         687,782
  Accrued preferred stock dividends                                444,400         416,777
  Unearned advertising revenue                                     234,900               -
                                                           -------------------------------

Total current liabilities                                        3,182,067       2,612,760

Long-term obligations                                              554,938         515,163

Long-term bank debt                                              3,406,656       3,406,656

Stockholders' equity (net capital deficiency)
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A, 10% cumulative
    convertible, preferred stock - 277,750 shares
    issued and outstanding at March 31, 1996 and
    December 31, 1995; liquidation preference, $1,111,000          927,167         927,167
  Common stock, $.01 par value, 10,000,000 shares
    authorized; 4,942,620 and 4,927,620 shares
    issued and outstanding at March 31, 1996 and
    December 31, 1995, respectively                                 49,426          49,276
  Capital in excess of par value                                 5,995,590       5,991,428
  Accumulated deficit                                           (8,302,956)     (8,258,211)
                                                            ------------------------------

Net capital deficiency                                          (1,330,773)     (1,290,340)
                                                            ------------------------------

Total liabilities and net capital deficiency                   $ 5,812,888     $ 5,244,239
                                                            ==============================

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                1996             1995
                                         --------------------------------

Revenues:
   Advertising                                $  604,800       $        -
   Sales of calculators                            2,033           13,728
   Other                                             235               56
                                         --------------------------------

                                                 607,068           13,784

Costs and expenses:
   Cost of advertising services                  219,140           45,034
   Cost of sales of calculators                    1,662            4,748
   Selling expenses                                5,957           12,067
   General and administrative expenses           266,320          120,999
   Litigation expense                                  -           50,607
                                         --------------------------------

                                                 493,079          233,455
                                         --------------------------------

Operating income (loss)                          113,989         (219,671)

Interest expense                                 131,111          115,565
                                         --------------------------------

Net loss                                         (17,122)        (335,236)

Preferred stock dividends                        (27,623)         (27,623)
                                         --------------------------------

Net loss applicable to common stock           $  (44,745)      $ (362,859)
                                         ================================

Net loss per common share                         $(0.01)          $(0.09)
                                         ================================

Shares used in computing net loss
   per common share                            5,515,644        3,908,620
                                         ================================

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                          Three Months Ended March 31,
                                                              1996            1995
                                                      --------------------------------

OPERATING ACTIVITIES
Net loss                                                     $ (17,122)      $(335,236)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                             55,863          37,842
      Long-term obligation accrual                              39,775           2,241
      Changes in assets and liabilities:
         Accounts receivable                                  (309,638)           (663)
         Inventory                                                   -           4,482
         Other current assets                                    3,023           2,588
         Deferred charges                                      (33,783)          3,251
         Accounts payable                                       31,095          17,818
         Accrued interest                                      116,160         112,060
         Other accrued liabilities                             (20,502)         37,963
         Unearned advertising revenue                          234,900               -
                                                      --------------------------------

Net cash provided by (used in) operating activities             99,771        (117,654)

INVESTING ACTIVITIES
Purchases of property and equipment                           (296,215)              -
                                                      --------------------------------

Net cash used in investing activities                         (296,215)              -


                          ADDVANTAGE MEDIA GROUP, INC.

                                  (UNAUDITED)


                                                    Three Months Ended March 31,
                                                         1996            1995
                                                 --------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of bank notes                     $180,032    $         -
Proceeds from issuance of investor notes                        -         220,000
Exercise of stock options                                   4,312               -
                                                 --------------------------------


Net cash provided by financing activities                 184,344         220,000
                                                 --------------------------------


Increase (decrease) in cash                               (12,100)        102,346


Cash and cash equivalents, beginning of period             20,444             169
                                                 --------------------------------




Cash and cash equivalents, end of period                 $  8,344        $102,515
                                                 ================================









              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with Regulation S-B for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.

NOTE B - DESCRIPTION OF THE BUSINESS

     The Company markets and sells in-store advertising to national advertisers. The advertising is positioned on solar powered calculators attached to the handles of shopping carts. The patented calculators are marketed under the registered trademark "Shoppers Calculators". The Company also sells Shoppers Calculators(R) to third parties, including independent retailers and international licensees.

     The Company entered into separate agreements with Wal-Mart Stores, Inc. ("Wal-Mart") in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. These contracts were never implemented, and in January 1995, the Company filed a suit against Wal-Mart for the alleged breach of the terms of those contracts. On September 1, 1995, the Company and Wal-Mart entered into a new contract in settlement of the lawsuit.

     Under the terms of a new four-year contract, the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart is responsible for selling the advertising for the calculators during the initial phase of the contract.
During the term of the contract in which Wal-Mart is responsible for selling the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company in excess of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract and assume the advertising sales responsibilities for the program. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through March 31, 1996, cumulative advertising revenues have totaled $731,700 reducing the guaranteed advertising revenues to be received in future periods to $22,823,100.

     Certain terms of the contract were determined based on the following assumed schedule with respect to the number of Supercenter stores to be participating in the Company's program. The following table sets forth the assumed schedule of Supercenter installations pursuant to the Wal-Mart contract's operating plan and the actual installations in Supercenters to date.



                 Operating Plan            Actual Installations
           --------------------------   ---------------------------
           Stores to   Shopping Carts    Stores        Shopping
Year       be Added     to be added     Installed   Carts Installed
- --------   ---------   --------------   ---------   ---------------
1995              33           39,600     41            31,925
1996             200          240,000    116/(1)/       87,297/(1)/
1997             100          120,000     N/A            N/A
1998             100          120,000     N/A            N/A
                 ---          -------   ---------   ---------------
Total            433          519,600
                 ===          =======

- ------------
/(1)/ Through April 30, 1996. The Company currently plans to complete installations in 278 Supercenters during 1996.

      The cost of Shoppers Calculator components and installation hardware not yet installed was $223,789 at March 31, 1996 and is included in the balance sheet under property and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995
- -------------------------------------------------------------------------------

     Business activity was primarily related to managing a Shoppers Calculator program in Wal-Mart Supercenters and developing programs with other mass merchants. Advertising revenues totaled $604,800 during the first three months of 1996. The Company's first revenue period under the Wal-Mart contract began on November 6, 1995, and there were no advertising revenues for the comparable period last year.

     Revenues from sales of calculators declined from $13,700 for the three months ended March 31, 1995 to $2,000 for the three months ended March 31, 1996. Approximately 921 units were sold during the first quarter of fiscal 1995, in the domestic market compared to approximately 116 units sold in the first quarter of fiscal 1996.

     Cost of services representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, increased approximately $174,100 (387%) in 1996, compared to 1995 as a result of higher labor costs due to the increase in the number of calculators installed and serviced during the respective periods.

     Cost of sales of calculators, representing the manufacturing costs of units sold, decreased approximately $3,100 (65%) in 1996 as compared to 1995. This was due to the decreased number of units sold during the first quarter of 1996 as compared to 1995.

     Selling expense decreased approximately $6,100 (51%) in the first quarter of 1996. This was primarily due to reductions during 1996 in payroll, and payroll related expenses.

     General and administrative expenses increased $145,300 (120%) for the first quarter of 1996 as compared to the same period in 1995. During 1996, payroll and payroll related expenses increased $36,600 as the Company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. Executive retirement plan accruals, including insurance cost to fund future payments totaled $68,600 during the 1996 first quarter. Expenses related to broker and analyst meetings and other shareholder expenses increased $15,300 over 1995. Increases amounting to $33,300 occurred in professional fees, occupancy costs, business taxes and other expenses. The increase was offset by a decrease in investment banking fees of $8,500 from the first quarter of 1995.

     Litigation expenses in the amount of $50,600 were incurred during the first quarter of 1995 in connection with the Company's lawsuit against Wal-Mart.

     Interest expenses increased approximately $7,600 (7%) in the first quarter of 1996 due primarily to high levels of borrowing. Also during 1996, interest has been accrued on amounts due investors which has been recorded in the financial statements as long-term obligation payable.

FINANCIAL CONDITION AND LIQUIDITY

     During the first quarter of 1995, the Company completed an offering of promissory notes and warrants for an aggregate consideration of $200,000. The offering included (a) a total of 500,000 warrants, each of which, upon exercise, entitled the holder to acquire one share of the Company's Common Stock at a price of $.20 per share, and were exercisable within 24 months from the date of issuance; (b) a total of 10% of the net recovery from the Wal-Mart lawsuit described elsewhere herein; and (c) promissory notes in an aggregate principal amount of $200,000 and bearing interest at the rate of 10% per annum due on or before 20 days after the final resolution, by settlement, final judgment or otherwise, of the Wal-Mart litigation. On November 30, 1995, investors holding warrants to purchase 425,000 shares of Common Stock exercised such warrants by converting promissory notes in the principal amount $85,000 to acquire the shares. At the same date, new promissory notes totaling $130,808 (representing $115,000 principal and $15,808 accrued interest on the original notes) were issued. These notes mature on June 30, 1997.

     The present value of the amount payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who have the right to receive an aggregate of 12% of the net recovery from the Wal-Mart contract which was entered into in settlement of the litigation has been calculated by the Company to be $527,787 including accrued interest through March 31, 1996, and has been recorded in the financial statements as long-term obligation payable.

     The Wal-Mart contract provided the Company with additional bank financing, which has been guaranteed by Wal-Mart in the amount of $700,000 all of which was advanced at March 31, 1996.

     On March 6, 1996, the Company completed a restructuring of all past due bank debt effective as of October 1, 1995. The $1,800,000 revolving line of credit, other notes totaling $1,132,622 and accrued interest through September 30, 1995 of $474,034 were combined into a new note in the amount of $3,406,656. This new loan bears interest at the Chase Manhattan Bank prime rate (8.25% on March 31, 1996) plus 1%. The loan has a maturity date of May 31, 1998 with payment terms tied to the Company's projected revenues under the Wal-Mart contract. Payments of interest and principal on the $3,406,656 note will commence after the $700,000 note guaranteed by Wal-Mart has been paid, which is anticipated to be in January 1997. Based on the operating plan, payments on the restructured bank debt will commence in February 1997.

     On July 17, 1991, the Company completed an initial public offering of 600,000 units (the "Units"), each unit consisting of two shares of common stock and one redeemable common stock purchase warrant (the "warrants") to purchase one share of common stock. Each of the 600,000 outstanding Warrants entitles the holder, upon exercise, to purchase one share of common stock at a price of $4.00 per share. The expiration date of the Warrants has been extended by the Company to June 26, 1996, unless redeemed or extended again by the Company prior to that time. The Warrants may be redeemed by the Company at a price of $0.05 per Warrant on 30 days prior written notice if the closing bid price of the common stock for ten consecutive trading days ending within 15 days of the date of notice of redemption equals or exceeds $5.00 per share.

     In connection with the 1991 public offering of common stock and common stock purchase warrants, the Company sold to the underwriter warrants to purchase up to 60,000 units at a price of $.001 per warrant. The warrants are exercisable in whole or in part at $7.20 per unit for a period of four years commencing June 26, 1992. Each unit consists of two shares of common stock and one warrant to purchase one share of common stock for $4.80 per share exercisable until June 26, 1996. The warrants provide for adjustment of the exercise price upon the occurrence of certain events.

     The Company's first revenue period under the Contract began on November 6, 1995. Through March 31, 1996, cumulative advertising revenues have totaled $731,700 reducing the guaranteed advertising revenues to be received in future periods to $22,823,100. The cash flow from the Wal-Mart contract is expected to allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

     All statements other than statements of historical facts, including, without limitation, statements concerning the anticipated dates of repayment of certain indebtedness of the Company, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Although the Company believes that such forward-looking statements are reasonable, such statements are subject to various risks and uncertainties which could cause actual results to differ from the Company's expectations, including, but not limited to, general economic conditions and conditions affecting the mass merchandising industry in general and Wal-Mart specifically, the availability of manufactured components and the Company's ability to fund the costs thereof, and the Company's ability to comply with its obligations under the Wal-Mart contract.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit No.      Description
          -----------      -----------

             11          Statement re: Computation of Per Share Earnings

             27          Financial Data Schedule

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ADDVANTAGE MEDIA GROUP, INC.

SIGNATURE                                   TITLE                           DATE
- ----------------------   --------------------------------------------   ------------
/s/ Charles H. Hood      Director and President                         May 10, 1996
- ----------------------   (Principal Executive Officer)
Charles H. Hood

/s/ Gary W. Young        Director, Executive Vice President -           May 10, 1996
- ----------------------   Finance
Gary W. Young            and Administration and Treasurer
                         (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

 EXHIBIT NO.                  DESCRIPTION
- --------------   --------------------------------------
      11         Statement re: Computation of Per
                 Share Earnings

      27         Financial Data Schedule