Form 10QSB
period 1996-06-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1996-08-14
CIK 874292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
subject to such filing requirements for the past 90 days.        Yes  x   No ___
                                                                     ---

Shares outstanding of the issuer's $.01 par value common stock as of August 13, 1996 is 5,062,620. Transitional Small Business Issuer Disclosure Format (Check
one): Yes ___ No  x
                 ---

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                               June 30,    December 31,
                                                 1996          1995
                                            ---------------------------
                                              (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  972,952     $   20,444
  Accounts receivable                              2,742          6,926
  Deferred income taxes                          667,000        667,000
  Other current assets                            40,639          8,514
                                            ---------------------------


Total current assets                           1,683,333        702,884


Property and equipment, at cost:
  Calculators                                  1,403,594        749,107
  Office and production equipment                407,678        341,575
  Furniture and fixtures                          75,527         64,417
                                            ---------------------------

                                               1,886,799      1,155,099
  Accumulated depreciation                       408,907        331,385
                                            ---------------------------

                                               1,477,892        823,714

Deferred income taxes                          3,079,101      3,243,000

Patent, net of accumulated amortization of
  $490,941 and $445,533 at June 30, 1996
  and December 31, 1995, respectively            417,169        462,577

Deferred charges                                  72,522         12,064
                                            ---------------------------


Total assets                                  $6,730,017     $5,244,239
                                            ===========================

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1996          1995
                                                   ----------------------------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
 (NET CAPITAL DEFICIENCY)
Current liabilities:
 Note payable to bank                                $   700,000    $   519,968
 Notes payable to shareholders and directors             176,808        176,808
 Accounts payable                                        516,778        558,748
 Accrued interest                                        488,784        252,677
 Other accrued liabilities                               738,992        687,782
 Accrued preferred stock dividends                       472,023        416,777
 Unearned advertising revenue                            276,750              -
                                                   ----------------------------


Total current liabilities                              3,370,135      2,612,760

Long-term obligations                                    595,021        515,163

Long-term bank debt                                    3,406,656      3,406,656

Stockholders' equity (net capital deficiency)
 Preferred stock, $1.00 par value, 1,000,000
  shares authorized; Series A preferred stock -
  277,750 shares issued and outstanding at
  June 30, 1996 and December 31, 1995;
  liquidation preference, $1,111,000                     927,167        927,167
 Common stock, $.01 par value, 10,000,000 shares
  authorized; 5,062,620 and 4,927,620 shares
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                         50,626         49,276
 Capital in excess of par value                        6,426,390      5,991,428
 Accumulated deficit                                  (8,045,978)    (8,258,211)
                                                   ----------------------------

Net capital deficiency                                  (641,795)    (1,290,340)
                                                   ----------------------------

Total liabilities and net capital deficiency         $ 6,730,017    $ 5,244,239
                                                   ============================

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 Three Months Ended June 30,
                                                     1996           1995
                                              ------------------------------
Revenues:
  Advertising                                      $1,375,830     $        -
  Sales of calculators                                  3,990         74,085
  Other                                                     -          7,480
                                              ------------------------------

                                                    1,379,820         81,565
Costs and expenses:
  Cost of advertising services                        397,786         36,335
  Cost of sales of calculators                          2,020         38,493
  Selling expenses                                     50,198         10,696
  General and administrative expenses                 346,200        295,696
                                              ------------------------------

                                                      796,204        381,220
                                              ------------------------------

Operating income (loss)                               583,616       (299,655)
Interest expense                                      135,116        105,525
                                              ------------------------------

Income (loss) before provision
  for income taxes                                    448,500       (405,180)
Provision for income taxes                            163,899              -
                                              ------------------------------

Net income (loss)                                     284,601       (405,180)
Preferred stock dividends                             (27,623)       (27,623)
                                              ------------------------------

Net income (loss) applicable to common stock       $  256,978     $ (432,803)
                                              ==============================

Net income (loss) per common share                 $     0.04     $    (0.11)
                                              ==============================

Shares used in computing net income
   (loss) per common share                          5,798,839      4,008,620
                                              ==============================


                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     Six Months Ended June 30,
                                                      1996                1995
                                              ----------------------------------
Revenues:
  Advertising                                     $1,980,630        $        -
  Sales of calculators                                 6,023            87,813
  Other                                                  236             7,536
                                              ------------------------------------

                                                   1,986,889            95,349
Costs and expenses:
  Cost of advertising services                       616,926            81,369
  Cost of sales of calculators                         3,683            43,241
  Selling expenses                                    56,155            22,763
  General and administrative expenses                612,520           416,695
  Litigation expense                                       -            50,607
                                               -----------------------------------

                                                   1,289,284           614,675
                                              ------------------------------------

Operating income (loss)                              697,605          (519,326)
Interest expense                                     266,227           221,090
                                              ------------------------------------

Income (loss) before provision
  for income taxes                                   431,378          (740,416)
Provision for income taxes                           163,899                 -
                                              ------------------------------------

Net income (loss)                                    267,479          (740,416)
Preferred stock dividends                            (55,246)          (55,246)
                                              ------------------------------------

Net income (loss) applicable to common stock      $  212,233        $ (795,662)
                                              ====================================

Net income (loss) per common share                $     0.04        $    (0.20)
                                              ====================================

Shares used in computing net income (loss)
  per common share                                 5,680,109         3,958,896
                                              ====================================

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        Six Months Ended June 30,
                                                           1996           1995
                                                     ----------------------------
OPERATING ACTIVITIES
Net income (loss)                                        $  267,479     $(740,416)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                           122,930        75,796
    Amortization of discount on shareholders
      notes and long-term obligation                         25,558        13,935
    Bonuses awarded by issuance of common stock                   -       187,500
    Deferred retirement plan obligation                      54,300             -
    Changes in assets and liabilities:
      Accounts receivable                                     4,183        (3,613)
      Inventory                                                   -        13,348
      Other current assets                                  (32,125)          301
      Deferred charges                                      (60,458)        6,092
      Accounts payable                                      (41,970)       16,310
      Accrued interest                                      236,107       207,118
      Other accrued liabilities                              51,210        88,261
      Unearned advertising revenue                          276,750             -
      Deferred income taxes                                 163,900             -
                                                     ----------------------------

Net cash provided by (used in) operating activities       1,067,864      (135,368)

INVESTING ACTIVITIES
Purchases of property and equipment                        (731,700)            -
                                                     ----------------------------

Net cash used in investing activities                      (731,700)            -

                          ADDVANTAGE MEDIA GROUP, INC.

                                  (UNAUDITED)

                                                  Six Months Ended June 30,
                                                    1996            1995
                                                -------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of bank notes              $180,032     $         -
Proceeds from issuance of investor notes                 -         220,000
Exercise of underwriter warrants                   432,000               -
Exercise of stock options                            4,312               -
                                                ------------------------------


Net cash provided by financing activities          616,344         220,000
                                                ------------------------------


Increase in cash and cash equivalents              952,508          84,632


Cash and cash equivalents, beginning of period      20,444             169
                                                ------------------------------


Cash and cash equivalents, end of period          $972,952        $ 84,801
                                                ==============================



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
Interest paid                                     $    361        $     37
Bonuses paid by issuance of stock                        -         187,500
                                                ==============================

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.

NOTE 2 - DESCRIPTION OF BUSINESS

The Company markets and sells in-store advertising to national advertisers. The advertising is positioned on the Company's solar powered calculators attached to the handles of mass merchants' shopping carts. The calculators are patented and registered under the trademark "Shoppers Calculators." The Company also sells Shoppers Calculators(R) to third parties, including independent retailers and international licensees.

The Company entered into separate agreements with Wal-Mart Stores, Inc. ("Wal-Mart") in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. These contracts were never implemented, and in January 1995, the Company field a suit against Wal-Mart for the alleged breach of the terms of those contracts. On September 1, 1995, the Company and Wal-Mart entered into a new contract in settlement of the lawsuit.

Under the terms of a new four-year contract, the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart is responsible for selling the advertising for the calculators during the initial phase of the contract.
During the term of the contract in which Wal-Mart is responsible for selling the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company in excess of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract and assume the advertising sales responsibilities for the program. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through June 30, 1996, cumulative advertising revenues have totaled $2,107,530, reducing the guaranteed advertising revenues to be received in future periods to $21,447,270.

Certain terms of the contract were determined based on the following assumed schedule with respect to the number of Supercenter stores to be participating in the Company's program. The following table sets forth the assumed schedule of Supercenter installations pursuant to the Wal-Mart contract's operating plan and the actual installations in Supercenters to date.

                                  Shopping                   Shopping
                       Stores to  Carts to     Stores         Carts
               Year    be Added   be Added   Installed      Installed
            --------------------------------------------------------------
               1995       33       39,600           41      31,925
               1996      200      240,000          180     141,478/(1)/
               1997      100      120,000          N/A       N/A
               1998      100      120,000          N/A       N/A
                     ----------------------

                         433      519,600
                     ======================

___________

/(1)/ Through June 30, 1996. The Company currently plans to complete installations in 284 Supercenters during 1996.

In July 1996, the chief executive officer of Wal-Mart expressed concerns over certain aspects of the current Wal-Mart contract. Since that time, the Company and Wal-Mart have maintained communications in an effort to address the concerns while continuing the installation of the Company's Shoppers Calculator(R) program in the Supercenter stores under the terms of such contract. The Company and Wal-Mart are currently negotiating an amendment to the existing contract and Wal-Mart recently issued a press release stating that it remained committed to honoring its contractual obligations to the Company.

The cost of Shoppers Calculator components and installation hardware not yet installed was $215,468 at June 30, 1996, and is included in the balance sheet under property and equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

   Business activity was primarily related to managing a Shoppers Calculator program in Wal-Mart Supercenters and developing programs with other mass merchants. Advertising revenues totaled $1,375,800 during the three months ended June 30, 1996. The Company's first revenue period under the Wal-Mart contract began on November 6, 1995, and there were no advertising revenues for the comparable period last year.

   Revenues from sales of calculators declined from $74,100 for the three months ended June 30, 1995 to $4,000 for the three months ended June 30, 1996. Approximately 5,200 units were sold during the second quarter of fiscal 1995, compared to approximately 276 units sold in the second quarter of fiscal 1996.

   Cost of services, representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, increased approximately $361,500 (995%) in 1996 as compared to 1995 as a result of higher labor costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

   Cost of sales of calculators, representing the manufacturing costs of units sold, decreased approximately $36,500 (95%) in 1996 as compared to 1995. This was due to the decreased number of units sold during the second quarter of 1996 as compared to 1995.

   Selling expense increased approximately $39,500 (369%) in the second quarter of 1996. This was primarily due to increases during 1996 in payroll, and payroll related expenses.

   General and administrative expenses increased $50,500 (17%) for the second quarter of 1996 as compared to the same period in 1995. During 1996, payroll and payroll related expenses increased $49,700 as the Company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. Officer bonus accruals decreased $120,800 during the second quarter of 1996 as compared to the same period in 1995. Executive retirement plan accruals, including insurance cost to fund future payments, totaled $68,600 during the 1996 second quarter, compared to none in the second quarter of 1995. Expenses related to broker and analyst meetings and other shareholder expenses increased $6,400 over 1995. Increases amounting to $46,600 occurred in professional fees, occupancy costs, business taxes and other expenses.

   Interest expenses increased approximately $29,600 (28%) in the second quarter of 1996 due primarily to higher levels of borrowing as compared to the same period in 1995. Also during 1996, interest has been accrued on amounts due investors which has been recorded in the financial statements as long-term obligation payable.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

   Business activity was primarily related to managing a Shoppers Calculator program in Wal-Mart Supercenters and developing programs with other mass merchants. Advertising revenues totaled $1,980,600 during the first six months of 1996. The Company's first revenue period under the Wal-Mart contract began on November 6, 1995, and there were no advertising revenues for the comparable period last year.

   Revenues from sales of calculators declined from $87,800 for the six months ended June 30, 1995 to $6,000 for the six months ended June 30, 1996. Approximately 6,150 units were sold during the first six months of fiscal 1995, compared to approximately 392 units sold in the first six months of 1996.

   Cost of services, representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, increased approximately $535,600 (658%) in 1996 as compared to 1995 as a result of higher labor costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

   Cost of sales of calculators, representing the manufacturing costs of units sold, decreased approximately $39,600 (91%) in 1996 as compared to 1995. This was due to the decreased number of units sold during the first half of 1996 as compared to 1995.

   Selling expense increased approximately $33,400 (147%) in the first six months of 1996. This was primarily due to increases during 1996 in payroll, and payroll related expenses.

   General and administrative expenses increased $195,800 (47%) for the first six months of 1996 as compared to the same period in 1995. During 1996, payroll and payroll related expenses increased $86,300 as the Company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. Officer bonus accruals decreased $120,800 during the first half of 1996 as compared to the same period in 1995. Executive retirement plan accruals, including insurance cost to fund future payments, totaled $137,000 during the 1996 first half. Expenses related to broker and analyst meetings and other shareholder expenses increased $21,700 over 1995. Increases amounting to $80,100 occurred in professional fees, occupancy costs, business taxes and other expenses. The increase was offset by a decrease in investment banking fees of $8,500 from the first quarter of 1995.

   Litigation expenses in the amount of $50,600 were incurred during the first half of 1995 in connection with the Company's lawsuit against Wal-Mart.

   Interest expenses increased approximately $45,100 (20%) in the first half of 1996 due primarily to higher levels of borrowing as compared to the same period in 1995. Also during 1996, interest has been accrued on amounts due investors which has been recorded in the financial statements as long-term obligation payable.

FINANCIAL CONDITION AND LIQUIDITY

   During the first quarter of 1995, the Company completed a private placement of promissory notes and warrants for an aggregate consideration of $200,000. The offering included (a) a total of 500,000 warrants, each of which, upon exercise, entitled the holder to acquire one share of the Company's Common Stock at a price of $.20 per share, and were exercisable within 24 months from the date of issuance; (b) a total of 10% of the net recovery from the Wal-Mart lawsuit described elsewhere herein; and (c) promissory notes in an aggregate principal amount of $200,000 and bearing interest at the rate of 10% per annum due on or before 20 days after the final resolution, by settlement, final judgment or otherwise, of the Wal-Mart litigation. On November 30, 1995, investors holding warrants to purchase 425,000 shares of Common Stock exercised such warrants by converting promissory notes in the principal amount $85,000 to acquire the shares. At the same date, new promissory notes totaling $130,808 (representing $115,000 principal and $15,808 accrued interest on the original notes) were issued. These notes mature on June 30, 1997.

   During the second quarter of 1995, the Company issued 200,000 shares of Common Stock as a partial settlement of a past due account. As a result of this transaction, accounts payable and accrued interest were reduced by $75,000 and $14,800 respectively.

   The Company entered into separate agreements with Wal-Mart Stores, Inc. in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. The July 1993 and June 1994 contracts were never implemented and on January 18, 1995, the Company filed a suit against Wal-Mart for the alleged breach of the terms of those contracts.

   On September 1, 1995, the Company and Wal-Mart entered into a new contract in settlement of the lawsuit. Under the terms of the new four-year contract, the Company will install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart will be responsible for selling the advertising for the calculators during the initial phase of the contract. During the term of the contract in which Wal-Mart is responsible for the advertising sales, Wal-Mart has guaranteed advertising revenues to the Company in excess of $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. After the Company has received payment of the guaranteed revenues, it has the option to continue the contract through October 6, 1999, by assuming the advertising sales responsibilities for the program. Upon conclusion of the contract, the continuation of the program is subject to re-evaluation by both parties.

   In July 1996, the chief executive officer of Wal-Mart expressed concerns over certain aspects of the current Wal-Mart contract. Since that time, the Company and Wal-Mart have maintained communications in an effort to address the concerns while continuing the installation of the Company's Shoppers Calculator(R) program in the Supercenter stores under the terms of such contract. The Company and Wal-Mart are currently negotiating an amendment to the existing contract and Wal-Mart recently issued a press release stating that it remained committed to honoring its contractual obligations to the Company. While it is anticipated that such amendment will benefit the interests of both parties, there can be no assurance at this time, however, that an amendment to the existing contract will be entered into by the parties or, if such amendment is entered into, that the resulting agreement between the parties, as amended, will not materially increase the burdens of or reduce the benefits to the Company.

   The present value of the amounts payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who have the right to receive an aggregate of 12% of the net recovery from the Wal-Mart contract which was entered into in settlement of the litigation has been calculated by the Company to be $540,721, including accrued interest through June 30, 1996, and has been recorded as long-term obligation payable in the financial statements.

   In compliance with the terms of the Wal-Mart contract, the Company furnished Wal-Mart with a detailed "operating plan" which projected advertising revenues, capital costs and operating expenses based on the new contract. The operating plan covered years 1995, 1996, 1997 and 1998. The key assumptions concerning the number of Supercenters available for installation used in developing the operating plan were provided to the Company by Wal-Mart and were as follows:

                         Supercenter Installations

               Year                   Stores     Shopping Carts
               ----                   ------     --------------
               1995                       33             39,600
               1996                      200            240,000
               1997                      100            120,000
               1998                      100            120,000
                                         ---            -------
               Total Installations       433            519,600
                                         ===            =======

   The Wal-Mart contract provided the Company with additional bank financing, which has been guaranteed by Wal-Mart, in the amount of $700,000.

   On March 6, 1996, the Company completed a restructuring of all past due bank debt effective as of October 1, 1995. The Company's $1,800,000 revolving line of credit, other notes totaling $1,132,622 and accrued interest through September 30, 1995 of $474,034 were combined into a new note in the amount of $3,406,656. This new loan bears interest at the Chase Manhattan Bank prime rate (8.25% on June 30, 1996) plus 1%. The loan has a maturity date of May 31, 1998, with payment terms tied to the Company's projected revenues under the Wal-Mart contract. Payments of interest and principal on the $3,406,656 note will commence after the $700,000 note guaranteed by Wal-Mart has been paid, which is anticipated to be in January 1997. Based on projected revenues under the Wal-Mart contract, the Company anticipates that payments on the restructured bank debt will commence in February 1997.

   The Company's first revenue period under the Wal-Mart contract began on November 6, 1995. Through June 30, 1996, cumulative revenues received from Wal-Mart totaled $2,107,530, reducing the guaranteed revenues to be received in future periods to $21,447,270. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

   During June 1996, certain warrants to purchase up to 60,000 units (each unit consisting of two shares of common stock and one warrant to purchase one share of common stock for $4.80 per share) were exercised. These unit warrants were issued in June 1991 to the selling agent in connection with the Company's initial public offering. A total of 120,000 shares of common stock were issued with net proceeds amounting to $432,000. The warrants to purchase 60,000 shares of Common Stock at $4.80 per share expire on September 25, 1996.

   The Company's total stockholders' equity as reflected on its balance sheet at December 31, 1992, fell below the minimum capital and surplus requirements necessary to maintain the listing of the Common Stock and Warrants on the Nasdaq Small Cap Market. Consequently, the Common Stock and Warrants were delisted from the Nasdaq system on April 23, 1993 and from the Boston Stock Exchange on January 14, 1994. Because the Common Stock and Warrants have been delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, holders of such securities may encounter greater difficulty in selling them should they desire to do so, and it may prove to be more difficult for the Company to raise future capital to meet its obligations. The Company's securities are now trading on the OTC Bulletin Board with approximately eight market makers.

   All statements other than statements of historical facts, including, without limitation, statements concerning the projected installations of Shoppers Calculators(R) in the Supercenters and the anticipated dates of repayment of certain indebtedness of the Company, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Although the Company believes that such forward-looking statements are reasonable, such statements are subject to various risks and uncertainties which could cause actual results to differ from the Company's expectations, including, but not limited to, general economic conditions and conditions affecting the mass merchandising industry in general and Wal-Mart specifically, the availability of manufactured components and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with its obligations under the Wal-Mart contract.

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

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits:

             Exhibit No.         Description
             -----------         -----------

                 11              Statement re: Computation of Per Share Earnings

                 27              Financial Data Schedule

    (b)      Reports on Form 8-K:

             No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ADDVANTAGE MEDIA GROUP, INC.


SIGNATURE                                 TITLE                       DATE
- ---------                                 -----                       ----

/s/ Charles H. Hood    Director and President                    August 14, 1996
- ---------------------  (Principal Executive Officer)
Charles H. Hood

/s/ Gary W. Young      Director, Executive Vice President -      August 14, 1996
- ---------------------  Finance and Administration and Treasurer
Gary W. Young          (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

                EXHIBIT NO.                 DESCRIPTION
                -----------                 -----------

                    11             Statement re: Computation of Per Share
                                   Earnings

                    27             Financial Data Schedule