Form 10QSB
period 1996-09-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1996-11-12
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
subject to such filing requirements for the past 90 days.     Yes  x   No
                                                                  ---     ---

Shares outstanding of the issuer's $.01 par value common stock as of November 8, 1996 is 5,138,132. Transitional Small Business Issuer Disclosure Format (Check
one): Yes     No  x
          ---    ---

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                  September 30,   December 31,
                                                       1996           1995
                                                ------------------------------
                                                   (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                       $1,138,479     $   20,444
   Accounts receivable                                 12,096          6,926
   Deferred income taxes                            2,197,219        667,000
   Other current assets                                27,841          8,514
                                                ------------------------------


Total current assets                                3,375,635        702,884


Property and equipment, at cost:
   Calculators                                      1,935,369        749,107
   Office and production equipment                    456,926        341,575
   Furniture and fixtures                              77,067         64,417
                                                ------------------------------

                                                    2,469,362      1,155,099
   Accumulated depreciation                           431,650        331,385
                                                ------------------------------

                                                    2,037,712        823,714

Deferred income taxes                               1,130,000      3,243,000

Patent, net of accumulated amortization of
   $513,645 and $445,533 at September 30, 1996
   and December 31, 1995, respectively                394,465        462,577

Deferred charges                                      111,624         12,064
                                                ------------------------------


Total assets                                       $7,049,436     $5,244,239
                                                ==============================

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                 September 30,   December 31,
                                                      1996           1995
                                               -------------------------------
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  (NET CAPITAL DEFICIENCY)
Current liabilities:
  Note payable to bank                           $   385,000     $   519,968
  Notes payable to shareholders and directors        116,808         176,808
  Current portion of long-term bank debt           2,250,000               -
  Accounts payable                                   521,234         558,748
  Accrued interest                                   558,334         252,677
  Other accrued liabilities                          731,492         687,782
  Accrued preferred stock dividends                  409,950         416,777
  Unearned advertising revenue                       163,736               -
                                               -------------------------------

Total current liabilities                          5,136,554       2,612,760

Long-term obligations                                635,569         515,163

Long-term bank debt                                1,156,656       3,406,656

Stockholders' equity (net capital deficiency)
  Preferred stock, $1.00 par value,
    1,000,000 shares authorized;
    Series A preferred stock -
    227,750 and 277,750 shares issued
    and outstanding at September 30, 1996
    and December 31, 1995, respectively;
    liquidation preference, $911,000                 760,260         927,167
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    5,138,132 and 4,927,620 shares issued
    and outstanding at September 30, 1996
    and December 31, 1995, respectively               51,382          49,276
  Capital in excess of par value                   6,694,736       5,991,428
  Accumulated deficit                             (7,385,721)     (8,258,211)
                                               -------------------------------

Total stockholders' equity (deficit)                 120,657      (1,290,340)
                                               -------------------------------

Total liabilities and stockholders' equity       $ 7,049,436     $ 5,244,239
                                               ===============================

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                               Three Months Ended September 30,
                                                    1996              1995
                                              ---------------------------------
Revenues:
   Advertising                                   $2,229,829        $        -
   Sales of calculators                               4,643            14,837
   Other                                              3,824               180
                                              ----------------------------------

                                                  2,238,296            15,017
Costs and expenses:
   Cost of advertising services                     582,321            43,347
   Cost of sales of calculators                       2,009             7,229
   Selling expenses                                  58,370             4,534
   General and administrative expenses              361,273           144,276
                                              ----------------------------------

                                                  1,003,973           199,386
                                              ----------------------------------

Operating income (loss)                           1,234,323          (184,369)
Litigation expense                                        -           579,211
Interest expense                                    132,284           125,862
                                              ----------------------------------

Income (loss) before provision
   for income taxes                               1,102,039          (889,442)
Provision for income taxes                          418,882                 -
                                              ----------------------------------

Net income (loss)                                   683,157          (889,442)
Preferred stock dividends                           (22,900)          (27,927)
                                              ----------------------------------

Net income (loss) applicable to common stock     $  660,257        $ (917,369)
                                              ==================================

Net income (loss) per common share:
    Primary                                           $0.11            $(0.21)
                                              ==================================

Shares used in computing net income
   (loss) per common share                        5,845,517         4,408,620
                                              ==================================

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               Nine Months Ended September 30,
                                                   1996              1995
                                              --------------------------------
Revenues:
   Advertising                                  $4,210,459       $         -
   Sales of calculators                             10,666           102,650
   Other                                             4,060             7,716
                                              --------------------------------

                                                 4,225,185           110,366
Costs and expenses:
   Cost of advertising services                  1,199,247           124,716
   Cost of sales of calculators                      5,692            50,470
   Selling expenses                                114,525            27,297
   General and administrative expenses             973,793           561,578
                                              --------------------------------

                                                 2,293,257           764,061
                                              --------------------------------

Operating income (loss)                          1,931,928          (653,695)
Litigation expense                                       -           629,211
Interest expense                                   398,511           346,952
                                              --------------------------------

Income (loss) before provision
   for income taxes                              1,533,417        (1,629,858)
Provision for income taxes                         582,781                 -
                                              --------------------------------

Net income (loss)                                  950,636        (1,629,858)
Preferred stock dividends                          (78,146)          (83,173)
                                              --------------------------------

Net income (loss) applicable to common stock    $  872,490       $(1,713,031)
                                              ================================

Net income (loss) per common share:
    Primary                                          $0.15            $(0.42)
                                              ================================

Shares used in computing net income (loss)
   per common share                              5,800,939         4,110,452
                                              ================================


                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                        Nine Months Ended September 30,
                                                             1996              1995
                                                      ----------------------------------

OPERATING ACTIVITIES
Net income (loss)                                        $   950,636      $(1,629,858)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                          233,830          113,552
      Amortization of discount on shareholders'
          notes and long-term obligation                      38,956           13,935
      Bonuses awarded by issuance of common stock                  -          187,500
      Obligation in settlement of lawsuit                          -          502,707
      Deferred retirement plan obligation                     81,450                -
      Changes in assets and liabilities:
         Accounts receivable                                  (5,171)            (514)
         Inventory                                                 -           61,048
         Other current assets                                (19,326)           1,037
         Deferred charges                                    (99,561)           8,933
         Accounts payable                                    (37,514)         174,018
         Accrued interest                                    322,880          302,741
         Other accrued liabilities                            43,710          127,797
         Unearned advertising revenue                        163,736                -
         Deferred income taxes                               582,781                -
                                                      --------------------------------

Net cash provided by (used in) operating activities        2,256,407         (137,104)

INVESTING ACTIVITIES
Purchases of property and equipment                       (1,379,716)        (261,201)
                                                      --------------------------------

Net cash used in investing activities                     (1,379,716)        (261,201)


                         ADDVANTAGE MEDIA GROUP, INC.

                                  (UNAUDITED)


                                                 Nine Months Ended September 30,
                                                      1996             1995
                                                --------------------------------
FINANCING ACTIVITIES
Proceeds from issuance of bank notes               $  180,032        $ 323,366
Proceeds from issuance of investor notes                    -          220,000
Exercise of underwriter warrants                      432,000                -
Exercise of stock options                               4,312                -
Payment on patent notes                                     -         (117,600)
Payment on bank notes                                (315,000)               -
Payment on shareholders' and directors' notes         (60,000)               -
                                                --------------------------------


Net cash provided by financing activities             241,344          425,766
                                                --------------------------------


Increase in cash and cash equivalents               1,118,035           27,461


Cash and cash equivalents, beginning of period         20,444              169
                                                --------------------------------


Cash and cash equivalents, end of period           $1,138,479        $  27,630
                                                ================================



SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Interest paid                                      $   45,145        $  18,427
                                                ================================

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have bene prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

Under the terms of a new four-year contract, the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart is responsible for selling the advertising for the calculators during the initial phase of the contract.
During the term of the contract in which Wal-Mart is responsible for selling the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company in excess of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract and assume the advertising sales responsibilities for the program. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through September 30, 1996, cumulative advertising revenues have totaled $4,340,164, reducing the guaranteed advertising revenues to be received in future periods to $19,154,366.

Certain terms of the contract were determined based on the following assumed schedule with respect to the number of Supercenter stores to be participating in the Company's program. The following table sets forth the assumed schedule of Supercenter installations pursuant to the Wal-Mart contract's operating plan and the actual installations in Supercenters to date.


                           Shopping                   Shopping
                Stores to  Carts to     Stores         Carts
        Year    be Added   be Added   Installed      Installed
        --------------------------------------------------------

        1995        33       39,600        41            31,925
        1996       200      240,000       258           234,847(1)
        1997       100      120,000       N/A               N/A
        1998       100      120,000       N/A               N/A
                 ------------------

                   433      519,600
                 ==================

________________
(1) Through September 30, 1996. The Company currently plans to complete installations in 286 Supercenters during 1996.


In July 1996, the chief executive officer of Wal-Mart expressed concern over certain aspects of the current Wal-Mart contract. Since that time, the Company and Wal-Mart have maintained communications in an effort to address the concerns while continuing the installation of the Company's Shoppers Calculator(R) program in the Supercenter stores under the terms of such contract. The Company and Wal-Mart are currently negotiating an amendment to the existing contract and Wal-Mart recently issued a press release stating that it remained committed to honoring its contractual obligations to the Company.

The cost of Shoppers Calculator components and installation hardware not yet installed was $293,836 at September 30, 1996, and is included in the balance sheet under property and equipment.

On October 4, 1996, the Company commenced the redemption of its 600,000 outstanding Common Stock Purchase Warrants that were set to expire on December 31, 1996. The period for exercising the Common Stock Purchase Warrants will expire on November 22, 1996. Each Common Stock Purchase Warrant may be exercised at any time prior to November 22, 1996, to purchase one share of the Company's Common Stock at $4.00 per share. Warrant holders who choose not to exercise their Warrants by November 22, 1996, will be paid five cents per Warrant, on or about December 2, 1996. If all of the Warrants are exercised, gross proceeds to the Company, net of commissions, will be approximately $2,280,000. As of November 8, 1996, 7,700 Warrants have been exercised with proceeds aggregating $30,800. Substantially all of the proceeds, net of commissions, will be used to reduce the Company's bank debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

   Business activity was primarily related to managing a Shoppers Calculator program in Wal-Mart Supercenters and developing programs with other mass merchants. Advertising revenues totaled $2,229,800 during the three months ended September 30, 1996. The Company's first revenue period under the Wal-Mart contract began on November 6, 1995, and there were no advertising revenues for the comparable period last year.

   Revenues from sales of calculators declined from $14,800 for the three months ended September 30, 1995 to $4,600 for the three months ended September 30, 1996. Approximately 1,400 units were sold during the third quarter of fiscal 1995, compared to approximately 294 units sold in the third quarter of fiscal 1996.

   Cost of advertising services, representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, increased approximately $539,000 (1243%) in 1996 as compared to 1995 as a result of higher labor costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

   Cost of sales of calculators, representing the manufacturing costs of units sold, decreased approximately $5,200 (72%) in 1996 as compared to 1995. This was due to the decreased number of units sold during the third quarter of 1996 as compared to 1995.

   Selling expense increased approximately $53,800 (1187%) in the third quarter of 1996. This was primarily due to increases during 1996 in payroll, payroll related expenses and marketing materials costs.

   General and administrative expenses increased $217,000 (283%) for the third quarter of 1996 as compared to the same period in 1995. During 1996, payroll and payroll related expenses increased $24,900 as the Company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. Officer bonus accruals increased $66,700 during the third quarter of 1996 as compared to the same period in 1995. Executive retirement plan accruals, including insurance cost to fund future payments, totaled $68,600 during the 1996 third quarter, compared to none in the third quarter of 1995. Increases amounting to $56,800 occurred in professional fees, occupancy costs, business taxes and other expenses.

   Interest expenses increased approximately $6,400 (5%) in the third quarter of 1996 as compared to the same period in 1995. Interest on bank borrowings increased $22,700 due to higher levels of borrowing offset somewhat by lower prime interest rates during 1996. Vendor interest was $24,000 lower in 1996 as compared to 1995. Interest accrued on amounts due investors increased by $7,700 for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

   Business activity was primarily related to managing a Shoppers Calculator program in Wal-Mart Supercenters and developing programs with other mass merchants. Advertising revenues totaled $4,210,500 during the first nine months of 1996. The Company's first revenue period under the Wal-Mart contract began on November 6, 1995, and there were no advertising revenues for the comparable period last year.

   Revenues from sales of calculators declined from $102,700 for the nine months ended September 30, 1995 to $10,700 for the nine months ended September 30, 1996. Approximately 7,600 units were sold during the first nine months of fiscal 1995, compared to approximately 686 units sold in the first nine months of 1996.

   Cost of advertising services, representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, increased approximately $1,074,500 (862%) in 1996 as compared to 1995 as a result of higher labor costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

   Cost of sales of calculators, representing the manufacturing costs of units sold, decreased approximately $44,800 (89%) in 1996 as compared to 1995. This was due to the decreased number of units sold during the first half of 1996 as compared to 1995.

   Selling expense increased approximately $87,200 (320%) in the first nine months of 1996. This was primarily due to increases during 1996 in payroll, payroll related expenses and marketing materials costs.

   General and administrative expenses increased $412,200 (73%) for the first nine months of 1996 as compared to the same period in 1995. During 1996, payroll and payroll related expenses increased $111,200 as the Company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. Officer bonus accruals decreased $54,200 during the first nine months of 1996 as compared to the same period in 1995. Executive retirement plan accruals, including insurance cost to fund future payments, totaled $205,700 during the 1996 first half. Expenses related to broker and analyst meetings and other shareholder expenses increased $22,500 over 1995. Increases amounting to $135,500 occurred in professional fees, occupancy costs, business taxes and other expenses. The increase was offset by a decrease in investment banking fees of $8,500 from 1995.

   Litigation expenses in the amount of $629,200 were incurred during the first nine months of 1995 in connection with the Company's lawsuit against Wal-Mart.

   Interest expenses increased approximately $51,600 (15%) in the first nine months of 1996 as compared to the same period in 1995. Interest on bank borrowings increased $69,600 due to higher levels of bank borrowing offset somewhat by lower prime interest rates during 1996. Vendor interest was $49,700 lower in 1996 as compared to 1995. Interest accrued on amounts due investors increased by $31,700 for the nine months ended September 30, 1996.

FINANCIAL CONDITION AND LIQUIDITY

   During the first quarter of 1995, the Company completed a private placement of promissory notes and warrants for an aggregate consideration of $200,000. The offering included (a) a total of 500,000 warrants, each of which, upon exercise, entitled the holder to acquire one share of the Company's Common Stock at a price of $.20 per share, and were exercisable within 24 months from the date of issuance; (b) a total of 10% of the net recovery from the Wal-Mart lawsuit described elsewhere herein; and (c) promissory notes in an aggregate principal amount of $200,000 and bearing interest at the rate of 10% per annum due on or before 20 days after the final resolution, by settlement, final judgment or otherwise, of the Wal-Mart litigation. On November 30, 1995, investors holding warrants to purchase 425,000 shares of Common Stock exercised such warrants by converting promissory notes in the principal amount of $85,000 to acquire the shares. At the same date, new promissory notes totaling $130,808 (representing $115,000 principal and $15,808 accrued interest on the original notes) were issued. These notes mature on June 30, 1997.

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

   The present value of the amounts payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who have the right to receive an aggregate of 12% of the net recovery from the Wal-Mart contract which was entered into in settlement of the litigation has been calculated by the Company to be $554,119, including accrued interest through September 30, 1996, and has been recorded as long-term obligation payable in the financial statements.

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
                                         ===       =======

   The Wal-Mart contract provided the Company with additional bank financing, which has been guaranteed by Wal-Mart, in the amount of $700,000. The balance of this note, including $60,270 of accrued interest, was paid in October, 1996.

   On March 6, 1996, the Company completed a restructuring of all past due bank debt effective as of October 1, 1995. The Company's $1,800,000 revolving line of credit, other notes totaling $1,132,622 and accrued interest through September 30, 1995 of $474,034 were combined into a new note in the amount of $3,406,656. This new loan bears interest at the Chase Manhattan Bank prime rate (8.25% on September 30, 1996) plus 1%. The loan has a maturity date of May 31, 1998, with payment terms tied to the Company's projected revenues under the Wal-Mart contract. Payments or accrued interest on the $3,406,656 note commenced in October 1996.

   The Company's first revenue period under the Wal-Mart contract began on November 6, 1995. Through September 30, 1996, cumulative revenues received from Wal-Mart totaled $4,340,164 reducing the guaranteed revenues to be received in future periods to $19,154,366. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

   During June 1996, certain warrants to purchase up to 60,000 units (each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for $4.80 per share) were exercised. These unit warrants were issued in June 1991 to the selling agent in connection with the Company's initial public offering. A total of 120,000 shares of Common Stock and warrants to purchase 60,000 shares of Common Stock at $4.80 per share were issued, with net proceeds to the Company amounting to $432,000. The warrants expire on December 31, 1996.

   During August 1996, 50,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock including accrued dividends and interest were converted into 75,532 shares of the Company's Common Stock at the conversion rate of $4.00 per share. As a result of this transaction, Common Stock Equity was increased $269,100.

   On October 4, 1996, the Company commenced the redemption of its 600,000 outstanding Common Stock Purchase Warrants that were set to expire on December 31, 1996. The period for exercising the Common Stock Purchase Warrants will expire on November 22, 1996. Each Common Stock Purchase Warrant may be exercised at any time prior to November 22, 1996, to purchase one share of the Company's Common Stock at $4.00 per share. Warrant holders who choose not to exercise their Warrants by November 22, 1996, will be paid five cents per Warrant, on or about December 2, 1996. If all of the Warrants are exercised, gross proceeds to the Company, net of commissions, will be approximately $2,280,000. As of November 8, 1996, 7,700 Warrants have been exercised with proceeds aggregating $30,800. Substantially all of the proceeds, net of solicitation commissions, will be used to reduce the Company's bank debt.

   The Company's total stockholders' equity as reflected on its balance sheet at December 31, 1992, fell below the minimum capital and surplus requirements necessary to maintain the listing of the Common Stock and Warrants on the Nasdaq Small Cap Market. Consequently, the Common Stock and Warrants were delisted from the Nasdaq system on April 23, 1993 and from the Boston Stock Exchange on January 14, 1994. Because the Common Stock and Warrants have been delisted from the Nasdaq Small Cap Market and the Boston Stock Exchange, holders of such securities may encounter greater difficulty in selling them should they desire to do so, and it may prove to be more difficult for the Company to raise future capital to meet its obligations. The Company's securities are now trading on the OTC Bulletin Board with approximately eight market makers. If the redemption of the Warrants is successful in causing the exercise of substantially all of the outstanding Warrants, the Company plans to seek re-listing of its Common Stock for quotation over the Nasdaq Small Cap Market as soon as it satisfies the financial qualification criteria for inclusion thereon, which could occur after the 1996 year end. There can be no assurance at this time, however, that the Company will qualify for listing on the Nasdaq Small Cap Market at such time or at all.

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

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)      Exhibits:

            Exhibit No.       Description
            -----------       -----------

                11            Statement re: Computation of Per Share Earnings

                27            Financial Data Schedule

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarterly period ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ADDVANTAGE MEDIA GROUP, INC.

SIGNATURE                               TITLE                      DATE
---------                               -----                      ----

/s/ Charles H. Hood    Director and President                November 12, 1996
---------------------  (Principal Executive Officer)
Charles H. Hood

/s/ Gary W. Young      Director, Executive Vice President -  November 12, 1996
---------------------  Finance and Administration and
Gary W. Young          Treasurer
                       (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

                 EXHIBIT NO.          DESCRIPTION
                 -----------          -----------

                     11        Statement re: Computation of Per
                               Share Earnings

                     27        Financial Data Schedule