Form 10KSB
period 1996-12-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1997-03-20
CIK 874292

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  25049

                                  FORM 10-KSB
(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1996



   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          ----------------------------------------------------

                         Commission File number 1-10799

                          ADDvantage Media Group, Inc.
                 (Name of Small Business Issuer in its charter)

                 Oklahoma                           73-1351610
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

                             5100 East Skelly Drive
                           Meridian Tower, Suite 1080
                             Tulsa, Oklahoma 74135
          (Address of principal executive office, including zip code)

                   Issuer's telephone number:  (918) 665-8414

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               Issuer's revenues for its most recent fiscal year.  $7,044,015

          As of March 19, 1997, 5,781,089 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $26,167,307.

          Documents Incorporated by Reference: Portions of the Registrant's proxy statement to be sent to shareholders in connection with 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

          Transitional Small Business Disclosure Format (Check one):
Yes        No  X
    ---       ---

================================================================================

                                     PART I
                                     ======

ITEMS 1 AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

General

          The Company, ADDvantage Media Group, Inc., is in the business of marketing Shoppers Calculators(R) which are solar-powered calculators which attach to the handles of shopping carts. The calculators are marketed under the registered trademark "Shoppers Calculator(R)" and are designed with the three-fold purpose of increasing the retailer's sales, assisting shoppers while they are in the store and presenting an advertising message targeted to that consumer (in the space provided on the calculator unit). Prior to 1996, principal operating revenues of the Company historically were generated from the sales of the calculators and of the advertising placed on the calculators. The Company is currently installing its Shoppers Calculator(R) program in all the Supercenter stores operated by Wal-Mart Stores, Inc. ("Wal-Mart").
Substantially all of the Company's revenues in 1996 were generated from its contract with Wal-Mart. See "--Wal-Mart Supercenters" below.

Development of Business

          The Company was formed in late 1989 for the purpose of producing the Shoppers Calculator(R) and marketing them as in-store advertising vehicles. The Company's business efforts initially were directed toward placing the calculators in retail grocery chains and then selling the advertising space on those calculators to national advertisers. During 1991, the Company installed 163,000 Shoppers Calculators(R) in 794 stores representing 13 grocery chains. The Company incurred a substantial increase in its general and administrative expenses as it increased the size and scope of its operations, but the advertising revenues generated from those installations was significantly less than anticipated under the Company's business plan. Although independent marketing research substantiated the Company's belief in the Shoppers Calculator(R) as an effective in-store advertising medium, the Company believes that national advertisers were reluctant to commit their advertising dollars because calculators were not installed in enough stores in the top market areas to be considered a national advertising network.

          Consequently, the Company shifted its primary emphasis during 1992 from selling advertising on the installed calculators to selling the calculator units directly to the grocery chains. Although the shift in emphasis from advertising sales to unit sales provided some short-term cash flow relief, the Company believed it was necessary to change its long-term strategy in order to become successful.

          In early 1993, the Company redirected its managed in-store Shoppers Calculator(R) program away from the retail grocery chain industry to the mass merchandising industry segment. This move was motivated substantially by the following:

     . The significant decline in advertising revenues from the units installed in grocery chains during the last half of 1992 due, the Company believes, to the limited size and location of the Company's installed network.

     . The opportunity to manage a Shoppers Calculator(R) program in a retail environment that has not previously been available to other in-store advertising companies.

     . The available market penetration (and accompanying media value to advertisers) of the mass merchants.

Because of the strategic change in direction and in an effort to reduce operating costs, the Company removed its calculators from its retail grocery chain network.

     Beginning in 1991, the Company began test marketing the Shoppers Calculator(R) in several Wal-Mart discount stores and, in 1992, added several Kmart stores to its test marketing efforts. The Company entered into agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. However, the July 1993 and June 1994 contracts were never implemented. In January 1995, the Company initiated a lawsuit against Wal-Mart based on Wal-Mart's alleged breach of the terms of the agreements. The Company and Wal-Mart settled the lawsuit and, in connection with such settlement, entered into a new contract, effective as of September 1, 1995, calling for the Company to install and maintain its Shoppers Calculator(R) in all of Wal-Mart's Supercenters in the continental United States. In July 1996, the chief executive officer of Wal-Mart expressed concerns over certain aspects of the current Wal-Mart contract. Since that time, the Company has, at Wal-Mart's request, assumed the primary advertising responsibilities of Wal-Mart under the contract and has continued its installation of the Shoppers Calculator(R) program in the Supercenter stores pursuant to the contract. In August 1996, Wal-Mart issued a press release stating that it remained committed to honoring its contractual obligations to the Company. See "--Wal-Mart Supercenters" below.

     The Company continued negotiations with Kmart Corporation ("Kmart") after the Company discontinued its test marketing in Kmart stores in 1993. In June of 1996, the Company entered into an agreement with Kmart. Under the Kmart agreement, the Company will install and maintain its Shoppers Calculators in certain Kmart and Super Kmart Center stores and will be responsible for generating revenues, which will be shared with Kmart, from the sale of the advertising messages. See "--Kmart Stores."

Shoppers Calculator(R)

     Shoppers Calculator(R) is a 3" x 7 1/2" calculator which mounts on the handles of retail shopping carts and includes an advertising image area of 2 9/16" x 2 1/8" within which advertising messages are positioned. The units themselves are molded from high impact plastic and are constructed to be both water and shock resistant. The units are attached to the handle of each shopping cart with stainless steel clamps, brackets and headless screws. The calculator performs the basic mathematical functions (add, subtract, multiply and divide) and has an expected life of approximately five years based on the life of the solar cell.

Wal-Mart Supercenters

     As discussed above under "--Development of Business," the Company and Wal-Mart entered into a contract, effective as of September 1, 1995, providing for the installation and maintenance of the Company's Shoppers Calculator(R) in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, the Company is responsible for installing its calculators in Wal-Mart's Supercenters and Wal-Mart is to be initially responsible for selling the advertising to be placed on the calculators. The Company is to assist Wal-Mart and potential advertisers with respect to developing advertising messages and will be responsible for coordinating and obtaining the necessary camera-ready art work, printing and producing the advertising messages, placing and changing the messages on the installed calculators, and servicing and maintaining the calculators.

     Under the contract, Wal-Mart is obligated to pay the Company $2,700 per installed store, per four week advertising cycle, during the term of the contract in which Wal-Mart is responsible for selling the advertising and to pay the Company the amount of any shortfall if the advertising revenues paid to the Company by October 6, 1998 are less than $23,500,000. After the Company has received a total of approximately $23,500,000 from Wal-Mart, the Company has the option to continue the contract and become responsible for all of the advertising sales activities through October 6, 1999, the expiration date of the contract. During this period, Wal-Mart has no obligation to guarantee advertising revenues and any advertising revenues will be split 90% to the Company and 10% to Wal-Mart.

     During the last quarter of 1996, the Company, at Wal-Mart's request, assumed primary responsibility for sales of advertising and has submitted to Wal-Mart proposals relating to the recovery of the Company's costs and expenses incurred in its advertising sales efforts, amending the sharing ratios after the guaranteed amount of revenues has been received and extending the contract termination date. At March 15, 1997, no formal action on these proposals had been taken. However, Wal-Mart is providing certain assistance to the Company by providing, without charge to the advertiser or the Company:

     . the right to place Shoppers Calculators(R) with flashing lights on the shelves where the advertised products are located;

     . broadcast advertising spots over each store's public address system for products which are advertised on the Shoppers Calculators(R); and

     . statistical information regarding sales of advertised products which is useful in evaluating the effectiveness of the advertising on the Shoppers Calculators(R).

This assistance is not required of Wal-Mart under the terms of the contract and any or all of it could be terminated or modified at any time.

     At December 31, 1996, Shoppers Calculators(R) were installed on approximately 266,000 shopping carts in 327 Wal-Mart Supercenters. This represents 89% of the Wal-Mart Supercenters open at that date. Shoppers Calculators(R) will be installed in existing as well as all new Supercenters opened during the term of the contract. It is estimated that approximately 100 new Supercenters will be opened in each of 1997 and 1998. No installations are expected to be made in 1997 until about April.

     Also under the contract, Wal-Mart guaranteed the Company's additional bank financing in the amount of $700,000 which was utilized primarily to fund the acquisition of component parts and injection molding equipment for completing calculator units, the initial installation and servicing of the calculators at Supercenter locations, the repayment of a note due with respect to the Company's acquisition of its interests in certain patent and trademark rights and the repayment of certain past due trade accounts. The Company repaid the additional bank financing in October 1996. See "--Manufacturing" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Liquidity".

     Upon receipt by the Company of total payments of approximately $23,500,000 under the Wal-Mart contract (which would occur no later than October 6, 1998), the Company has the option to (i) continue the contract, at which time it will contractually assume all advertising responsibilities, or (ii) allow the contract to terminate. If the Company elects to maintain the Shoppers Calculator(R) program in the Supercenters, the contract will be continued through October 6, 1999. The contract may be terminated earlier upon the breach of any covenant, agreement, representation or warranty which is not cured within 30 days after receipt of written notice of such default. Under the contract, the Company has agreed to reasonably adhere to the schedule for installations and to service and repair the calculators and advertising messages to the extent necessary to assure the proper functional performance and first class appearance of the calculator and advertisement. The Company has warranted to Wal-Mart that each calculator will be in good working order on its installation date and has covenanted to make all necessary adjustments, repairs and replacements necessary to maintain the calculators in good working order. In addition, upon the termination of the contract or upon its expiration, the Company will be solely responsible for removing all the calculators from the Supercenters.

     Under the contract, the Company submits a bill to Wal-Mart in the amount of $2,700 for each installed Supercenter at the beginning of each four week advertising cycle. Wal-Mart is obligated to pay the Company within ten business days of Wal-Mart's receipt of any advertising revenues from third parties, but in no event later than 30 days from the beginning of an advertising cycle. Through December 31, 1996, the Shoppers Calculator(R) program was utilized primarily for advertising Wal-Mart's private label products. During the last quarter of 1996, the Company sold advertising test programs to three national advertisers, resulting in advertising revenues of $192,000. These revenues have been recorded in the Company's financial statements as an account payable since they may offset amounts due from Wal-Mart under the contract. See footnote 7 in the notes to Financial Statements.

Kmart Stores

     On June 3, 1996, the Company and Kmart entered into an agreement whereby the Company will install and maintain its Shoppers Calculator(R) in designated Kmart and Super Kmart Centers stores at no cost to Kmart. Under the agreement, the Company will be responsible for selling the advertising to be placed on the calculators and has agreed to pay Kmart a fee equal to 15% of the gross advertising revenues generated. The agreement is for an initial term of one year and continues thereafter on a month to month basis until terminated by either party on 60 days' prior written notice. The agreement is subject to earlier termination by a party in the event of (i) a material breach of the agreement by the other party, (ii) a material failure of any covenant, representation or warranty set forth in the agreement, (iii) the insolvency or certain events of bankruptcy of the other party, or (iv) the cessation of operations of the other party.

     The number of Kmart stores to initially be included in the Shoppers Calculator program has not yet been determined by the parties; however, the Company currently anticipates that the agreement will initially include approximately 125 Super Kmart Centers and 50 Kmart "Pantry" Stores. The Company anticipates that it will not commence installation of its calculators in the Kmart stores until it (i) receives sufficient advertising commitments necessary to cover the manufacturing and installation costs of the calculators to be installed in such stores and (ii) the Company's new calculator units are available for installation. At this time, the Company is not able to predict when or if installation of Shoppers Calculators(R) in Kmart stores will commence.

Marketing

     Mass Merchandising Program. As discussed above under "--Development of Business," in early 1993, the Company redirected its efforts away from the retail grocery chain network towards the mass merchandising industry. The Company intends to focus its efforts on fully developing its Shoppers Calculator(R) network under the Wal-Mart and Kmart agreements in the near future. Accordingly, the Company is not negotiating with any other mass merchandisers at this time. The Company anticipates that it will offer its Shoppers Calculator(R) program to other mass merchandisers in the future if it is successful in developing the Wal-Mart and Kmart networks. Currently, the Company believes it will offer to install the Shoppers Calculator(R) in a mass merchandiser's retail store chain at no cost to the merchandiser and, in consideration therefor, will agree to pay the merchandiser a percentage of the advertising revenues generated from the units installed in the stores. The Company expects that it will tailor the specific terms of any future installation programs to meet the requirements of each of its future mass merchandiser customers, if any. There can be no assurance at this time what the specific terms of any such agreements will be should the Company be successful in its efforts to enter into an agreement with any additional mass merchandisers in the future.

     Revenues generated from the Wal-Mart contract accounted for approximately 99.5% and 51% of the Company's total revenues in 1996 and 1995, respectively. The Company anticipates that the Wal-Mart contract will continue to account for a significant portion of the Company's revenues in 1997.

          Advertising. Advertising contracts are sold in cycles of four weeks each (13 cycles per year). The advertising messages displayed on the calculators are changed at the beginning of each cycle by the Company. Advertisers are generally responsible for submitting the proposed ad inserts in camera-ready art form and the Company then reproduces the ads onto custom cut advertising inserts for installation on the calculators.

     Under the Company's Shoppers Calculator(R) program with Wal-Mart, the Company, at Wal-Mart's request, has assumed primary responsibility for obtaining advertising contracts from national advertisers for the calculators installed in the Supercenters even though Wal-Mart has such responsibility under the contract. Wal-Mart has the option to advertise its own private label products or to sell advertising space on the calculators to the national advertisers; however, after the expiration of the period in which Wal-Mart is responsible under the contract for obtaining advertising contracts, the Company will be solely responsible for obtaining advertising contracts. Under the Kmart agreement, and under the program expected to be offered eventually to other mass merchandising retail chains, the Company will also be responsible for obtaining advertising contracts covering the calculator units to be installed in each merchandiser's chain.

     The Company currently offers advertisers contracts to place advertising messages on a certain percentage of the total calculators installed for a particular mass merchandising chain (e.g., 25% of the calculators installed in the Supercenters). In addition, the Company may grant particular advertisers an exclusive product category for advertising which prohibits the Company from advertising products of competitors in that product category during the term of the advertising cycle.

     The Company has developed "package concept" calculators, which are calculators with the shape and design of canned products (such as a soup, soft drink or beer can) or packaged products (such as a detergent box, rice package or candy bar), which also are attached to shopping cart handles. These calculators would duplicate the packaging and bear the trademark and trade name of a particular brand of product manufactured by an advertiser. The Company is currently developing a new mounting base so that the Company's package concept calculators will be more readily interchangeable with the Company's standard calculator. The package concept and standard calculators manufactured for use in the future with the new mounting base will contain a larger advertising space. The Company estimates that the tooling costs necessary to commence manufacturing the mounting base, package concept calculators and new standard calculators will be approximately $150,000. The Company has recently begun the production of its first "package concept" calculator for a major manufacturer. Installation of these calculators is expected to commence in May 1997.

     The Company currently uses a combination of an in-house marketing staff and independent sales representatives for obtaining advertising commitments for the Company's Shopper Calculator(R) program. The Company has two full-time employees comprising its in-house marketing staff and has agreements with four independent sales representatives located in the New York, Chicago, Dallas and San Francisco markets. Under its agreements with each of the independent sales representatives, the Company pays a fixed monthly amount during the initial stage of the contract, usually six to nine months, and a sales commission ranging from 5% to 10% on the advertising revenues generated by the representative. As a result of the establishment of the Company's marketing force, it is likely that the Company's costs will increase with respect to its generation of advertising revenues in the future and, as a consequence, without corresponding increases in the number of stores included in its Shoppers Calculator(R) program or an increase in the advertising rates obtained, the Company's net revenues may decline by the increased costs incurred. In addition, the Company is currently obtaining guaranteed revenues for each advertising cycle for each Supercenter which is fully installed with the Shoppers Calculator(R). There can be no assurance at this time that the Company will be able to sell all or any available advertising slots during any advertising cycle in the future or that it will be able to sell such advertising at prices that are comparable with that received currently under the Wal-Mart agreement.

     Sales of Units. During the period from 1994 through 1995, the majority of the Company revenues were generated from the sales of the Shoppers Calculator(R). Most of the sales were to domestic retail grocery chains, although some sales were made in the international marketplace. Revenues from sales of Shoppers Calculators(R) have not been material. The Company currently anticipates that its efforts in 1997 will be focused towards the installation of its calculators in the mass merchandising industry. Accordingly, the Company does not intend to actively market the Shoppers Calculator(R) to grocery and other categories of retailers in the immediate future. Depending on the availability of the calculators and the demand therefore from grocery or other retailers, the Company may resume efforts to sell the units from time to time in the future.

Competition

     Currently, most major mass merchandising chains have not licensed third parties to sell in-store advertising in their retail stores. As a result, the Company may be one of the first advertising providers serving the mass merchants' retail stores. However, there are numerous competitors providing other types of in-store advertising mediums to other types of retailers including the framed advertising on the front of each shopping cart, shelf and aisle signs and displays, and check-out counter signage. Most of these possible competitors have greater financial and human resources and generally a more diversified product line than the Company. In addition, one or more of the Company's competitors could develop a product similar or, should it choose to dispute the validity of the design patent, identical to the Shoppers Calculator(R) and compete directly against the Company.

     Since most manufacturers and suppliers have limited advertising budgets, the Company competes with all other advertising media. It is still uncertain whether the Shoppers Calculator(R) will be able to compete effectively for available advertising dollars.

Operations

     The Company currently employs a network of field service technicians to maintain and service the installed units and to replace the advertising inserts on the calculators at the end of each advertising cycle. Each field service technician is responsible for approximately five Supercenter locations. The Company also employs area supervisors who have the responsibility for overseeing the field service operations for approximately 40 to 50 Supercenter locations, the exact number of such locations depending on the geographic concentration of the stores. In addition, the Company currently employs two regional supervisors who have overall responsibility for the area supervisors and field service technicians in their respective geographic areas. From time to time the Company will establish operating crews, consisting of three to four employees, for installing the calculators on the shopping carts at the Wal-Mart Supercenter locations.

Manufacturing

     All of the calculators previously installed in the Company's grocery chain network were manufactured by Texas Instruments pursuant to a manufacturing services agreement between the parties entered into in 1991. The Company purchased approximately 259,000 units from Texas Instruments under the agreement. The agreement with Texas Instruments was terminated in 1992 when the Company ceased manufacturing units due to the significant decline in advertising revenues experienced. Texas Instruments recently ceased providing custom manufacturing services and the

Company has begun ordering components of the Shoppers Calculator(R) from several manufacturers and intends to complete the final assembly at its warehouse facility. The Company has engaged the services of a purchasing agent to source the needed components for assembling the complete calculator units. In consideration for such services, the Company is paying the agent a consulting fee equal to 15% of the costs of the components purchased by the Company.

     The Company salvaged the internal assemblies (the primary internal calculator components) from approximately 70,000 of the calculators previously installed in the Company's grocery chain network. These assemblies have been utilized to complete the calculator units initially installed in the Supercenter network. The Company currently utilizes Gavco Plastics Incorporated ("Gavco"), a manufacturing company located in Broken Arrow, Oklahoma, to manufacture the plastic cases constituting the shell of the calculators. The Company was able to acquire the injection molding tools for the calculator units from Texas Instruments and provide such tools to Gavco for its manufacturing of the shells. Gavco is currently manufacturing the calculator shells at a rate of approximately 30,000 per month.

     The Company was able to purchase 140,000 pcb boards (a part of the internal assembly) from Texas Instruments' inventory and Texas Instruments was responsible for obtaining the remaining internal assembly components from outside sources necessary for assembling 140,000 complete internal assemblies. The Company reached an agreement with OAI Electronics, Inc., a manufacturing company located in Tulsa, Oklahoma, to have one of its plants assemble the internal assembly components received from Texas Instruments' inventory and sourcing services. The completed internal assemblies will then be returned to the Company for final assembly of the calculator units.

     The Company has entered into an agreement with Nam Tai Electronic & Electrical Products Ltd. ("Nam Tai"), a manufacturing company located in Hong Kong, for the manufacture of the internal assemblies which will be needed to complete installation of the Supercenter network. The Company received shipment of 160,000 internal assemblies from Nam Tai through December 31, 1996. As of February 28, 1997, the Company had purchase order commitments for delivery of
113,000 internal   assemblies through July 1997, and has posted a letter of
credit for its purchase commitments.

     While the Company is currently dependent on its existing suppliers for component parts needed to complete the calculators for installation in the Supercenter network, it believes that there are a number of available suppliers for its component parts.

     Other components for installation of the units (brackets, clamps, screws and washers) are purchased from various manufacturers in the United States.

Design Patents and Trademarks

     An initial design patent was issued on the Shoppers Calculator(R) design without an advertising space in December 1986. A design patent was issued in August 1992 for the Shoppers Calculator(R) design which includes the advertising space. The Company acquired the rights to these design patents in December 1990. Registration by the Company of the trademark "Shoppers Calculator(R)" was granted in July 1992 for a 10 year term. In December 1995, the Company filed an application for registration of the trademark "Shoppers Calculator(R)" and design with respect to its new logo. This application is still pending and the registration has not yet been granted.

     In 1992, the Company filed seven applications for design patents for additional designs for the Shoppers Calculator(R). Patents for these designs were granted in late 1994. The design patents issued expire 14 years after the date of their issuance. In February 1996, the Company filed a U.S. application for a design patent for a calculator design in the form of certain rectangular packaged goods. This application is pending.

     The Company has filed the necessary documentation to seek design patents or registered designs in Australia, Canada, France, Germany, the United Kingdom and Venezuela with respect to the U.S. design patent issued in August 1992. Design patents or registered designs for the Shoppers Calculator(R) have been granted or registered in Australia, Canada, Germany and the United Kingdom. There is no assurance that foreign design patents will ultimately be granted in those countries where applications are pending. In addition, there is no assurance that the granting of design patents or the registration of registered designs will provide adequate protection against competing products.

     The Company believes that the design patent issued in August 1992 is material and important to its business because of (i) the protection it should provide against competitors using this precise design of advertising medium, and (ii) the revenues it believes it will be able to generate through leasing and sales of the Shoppers Calculators(R) and licensing their use. However, the Company does not believe that the design patent is essential to its success. Because of its development and marketing activities to date and the size of the potential market, the Company believes that it could operate profitably even if it did not have the protection of the design patent. The granting of a patent by the U.S. Patent Office is not determinative of the validity of a patent; such validity can be disputed by third parties in legal proceedings or the Company may be forced to institute legal proceedings to enforce validity. If any such legal proceedings were commenced, the costs thereof could be substantial and have a material adverse effect on the Company. The Company will benefit from the design patent and pending design patent only if it is successful in its efforts to market the advertising space to advertisers, however, there is no assurance that such advertising will be commercially accepted. Additionally, substitutes for successfully patented items are frequently developed and there can be no assurance that a substitute for the Shoppers Calculator(R) will not be successfully developed and marketed, which could have a material adverse effect on the future operations of the Company.

Properties

     The Company maintains its corporate offices at 5100 East Skelly Drive, Meridian Tower, Suite 1080, Tulsa, Oklahoma 74135. The Company currently leases approximately 6,300 square feet for its corporate offices from a third party under a lease which expires on August 31, 1999. The lease provides for monthly rental payments of $6,715, and the Company currently subleases a portion of its rented space for which it receives $1,950 per month. The Company also leases approximately 5,500 square feet of warehouse space in Tulsa, Oklahoma from a third party. The lease for the warehouse space expires June 4, 1999, and requires monthly rental payments of $1,614.

Employees

     At December 31, 1996, the Company had 105 employees, 12 of which were employed in the Company's corporate offices, 89 of which were employed in field service operations and four of which were employed in the Company's warehouse and installation operations. Management considers its relationships with its employees to be excellent.



ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is, or, to the Company's knowledge, may become, a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors of the Company and serve at its direction.

     The executive officers of the Company, their ages and their positions held in the Company are as follows:

     Name                     Age               Position
     ----                     ---               --------

     Charles H. Hood           58               Chairman, President and Director
     Gary W. Young             55               Executive Vice President--
                                                Finance and Administration,
                                                Treasurer and Director
     Steve C. Oden             44               Vice President, Sales and Marketing

    The following is a brief account of the business experience of each director, executive officer and key employee of the Company:

    Charles H. Hood.  Mr. Hood has served as Chairman, President and a director
    ---------------
of the Company since its formation in September 1989. From 1987 to June 1990, he served as Chairman of the Board of Directors of Ackerman, Hood & McQueen, Inc., an advertising agency headquartered in Oklahoma, with offices located in Tulsa and Oklahoma City, Oklahoma, Dallas, Texas, Washington, D.C., Cleveland, Ohio and Fort Smith, Arkansas. From 1970 to 1987, Mr. Hood served as Chairman of the Board of Directors of Hood, Hope and Associates, Inc., an advertising agency he co-founded in 1970. Mr. Hood received a Bachelor of Journalism degree from the University of Missouri.

    Gary W. Young.  Mr. Young joined the Company in December 1990 as Executive
    -------------
Vice President-- Finance and Administration and a director. Mr. Young is also the owner and President of Young Ideas Inc., a financial consulting and investment company he founded in 1987. From 1980 to 1986, he served as Executive Vice President and a Director of Geodyne Resources, Inc., an oil and gas acquisition and exploration company headquartered in Tulsa, Oklahoma. From 1970 to 1980, Mr. Young was Senior Vice President of Finance and Administration and a Director of Cotton Petroleum Corporation, a Tulsa, Oklahoma, based oil and gas exploration company. From 1963 to 1970, he was employed by Arthur Young & Company (now Ernst & Young, LLP), a national accounting firm. Mr. Young received a Bachelor of Science degree from Kansas State University and is a Certified Public Accountant.

    Steve C. Oden.  Mr. Oden joined the Company in April 1996 as Vice President,
    -------------
Sales and Marketing. From May 1988 to April 1996, he served as Vice President, Sales for Lowrance Electronics, a manufacturer of sonar and navigational equipment sold to retailers in the marine, sporting goods and avionics markets. From June 1983 to May 1988, he served as Sales Manager for Ramsey Industries, a manufacturer of winches, speed reducers, and transmissions sold to various commercial users and other winches and accessories sold to recreational markets. From 1974 to 1983, Mr. Oden served in various positions, including Sales Manager and International Sales Manager, with the Auto Crane Company, a manufacturer of electric and hydraulic cranes. Mr. Oden received Bachelor of Arts degrees in Business Administration and Psychology from Westminster College.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently quoted on the OTC Bulletin Board (symbol "ADDM"). The Common Stock was listed on the Boston Stock Exchange from August 27, 1991 through January 14, 1994, when registration for trading of the Common Stock was terminated because of the Company's noncompliance with certain capital and surplus maintenance requirements of the Exchange. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock as quoted on the OTC Bulletin Board.

                                     Common Stock
                                     ------------
               Period                High    Low
               ------                -----  -----

               Fiscal Year 1996:
               First Quarter......   $6.50  $2.25
               Second Quarter.....   $9.00  $4.75
               Third Quarter......   $7.00  $1.25
               Fourth Quarter.....   $6.25  $4.13

               Fiscal Year 1995:
               First Quarter......   $0.91  $0.13
               Second Quarter.....   $1.07  $0.28
               Third Quarter......   $3.00  $0.63
               Fourth Quarter.....   $3.38  $1.63

     The above quotations represent inter-dealer bid quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     Substantially all of the holders of Common Stock maintain ownership of their shares in "street name" accounts and are not, individually, stockholders of record. At February 28, 1997, there were approximately 100 holders of record of Common Stock. However, the Company believes there are in excess of 800 beneficial owners of Common Stock.

     Dividends. The Company has not paid cash dividends with respect to the Common Stock in the past and has no present plans to pay dividends on the Common Stock in the foreseeable future. Pursuant to the terms of the Series A Preferred Stock, the Company may not declare or pay dividends on the Common Stock unless cumulative dividends on the Series A Preferred Stock have been paid. At December 31, 1996, Series A Preferred Stock dividends in arrears were $432,850 and accrued interest on such dividends was $98,943. Also, during the term of the agreement for the Company's revolving line of credit, no dividends may be paid on the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1996 compared to Year Ended December 31, 1995
---------------------------------------------------------------------

     The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company will install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart is obligated to pay the Company $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 has been received by the Company. Supercenter store installations commenced in October 1995 with 41 stores being installed by year-end. During 1996 a total of 286 additional stores were installed bringing total installations to 327 by the end of 1996.

     The Company's first revenue period under the Wal-Mart contract began on November 6, 1995. As a result, advertising revenues totaled $126,900 during 1995, as compared to $7,013,000 for 1996.

     The significant increase in revenues improved operating income (income before interest, taxes and preferred stock dividends) by $4,960,000 in 1996 as compared to 1995. The Company's net income applicable to common stock was $1,723,300 for year 1996 as compared to net income of $1,587,800 for 1995. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. This compares to 1996 tax expense of $940,000.

     Revenues from sales of calculators declined from $114,900 for the year ended December 31, 1995 to $22,300 for the year ended December 31, 1996. Approximately 8,300 units were sold during 1995, compared to approximately 1,500 units sold in 1996.

     Cost of advertising services, representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, increased approximately $1,891,800 (873%) in 1996 as compared to 1995 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

     Cost of sales of calculators, representing the manufacturing costs of units sold, decreased approximately $38,200 (78%) in 1996 as compared to 1995. This was due to the decreased number of units sold during 1996 as compared to 1995.

     Selling expense increased approximately $234,200 (714%) in 1996. This was primarily due to increases during 1996 in payroll, payroll related expenses, sales representative retainer expenses and marketing materials costs. In approximately July of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators(R) installed in Wal-Mart Supercenters.

     General and administrative expenses increased $515,100 (58%) in 1996 as compared to the same period in 1995. During 1996, payroll and payroll related expenses increased $124,200 as the Company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. Officer bonus accruals decreased $37,500 in 1996 as compared to the same period in 1995. Executive retirement plan accruals, including insurance cost to fund future payments, totaled $274,200 during 1996. There were no such accruals in 1995. Expenses related to broker and analyst meetings and other shareholder expenses increased $24,000 over 1995. Increases amounting to $138,700 occurred in professional fees, occupancy costs, business taxes and other expenses. The increase was offset by a decrease in investment banking fees of $8,500 from 1995.

     Litigation expenses in the amount of $636,300 were incurred during 1995 in connection with the Company's lawsuit against Wal-Mart. The Company had no litigation expenses in 1996.

     Interest expenses decreased approximately $15,500 (3%) during 1996 as compared to the same period in 1995. Interest on bank borrowings increased $33,800 due to higher levels of bank borrowing offset somewhat by lower prime interest rates during 1996. Vendor interest was $30,800 lower in 1996 as compared to 1995. Interest accrued on amounts due investors decreased $18,500 in 1996 as compared to 1995 due to the conversion of certain portions of such amounts to equity through the exercise of warrants issued to such investors and payment of all remaining balances in 1996.

Year Ended December 31, 1995 compared to Year Ended December 31, 1994
---------------------------------------------------------------------

     In early 1993, the Company implemented a strategic change in its business plan by redirecting its managed in-store Shoppers Calculator program away from the retail grocery industry into the mass merchandising segment. This strategic change resulted in significant declines in revenues during 1993, 1994 and 1995. Through September 30, 1995 business activity had been severely curtailed and was limited to selling Shoppers Calculators while the lawsuit filed against Wal-Mart on January 18, 1995 was being processed. In September, 1995 the lawsuit was settled with a new contract and operating plan. Future business activity will be primarily related to managing a Shoppers Calculator program in Wal-Mart Supercenters and developing programs with other mass merchants.

     As a result of implementation of the new Wal-Mart contract, fourth quarter 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995.

     Revenue from sales of calculators decreased from $402,000 for the year ended December 31, 1994 to $114,900 for the year ended December 31, 1995. Approximately 30,900 units were sold during 1994, of which 4,000 units were sold in the domestic market and 26,900 units were sold in the international market. This compares to approximately 8,300 units being sold in 1995, including sales of 8,000 units in the domestic market and 300 units in the international market. The average selling price per unit during 1995 was $13.84 as compared to $13.01 per unit during 1994.

     Cost of sales of calculators representing the manufacturing costs of units sold, decreased approximately $123,000 (72%) in 1995 as compared to 1994. This was due to the decreased number of units sold in 1995 as compared to 1994. Cost of services, representing primarily labor to supervise, service and clean the installed units and to change advertising messages, and depreciation of installed units, decreased approximately $67,300 (23.7%) in 1995, compared to 1994 as a result of lower labor costs due to a reduction in the number of calculators installed and serviced during the respective periods.

     The complete inventory of calculators, some of which was classified with property and equipment in 1994 was inspected in preparation for installation in Wal-Mart Supercenters. Calculators not suitable for installation costing $132,000 were written off.

     Selling expense decreased approximately $92,300 (74%) in 1995 as compared to the same period in 1994. This was primarily due to reductions during 1995 in payroll, payroll related expenses, marketing materials costs and travel expense.

     General and administrative expenses increased $360,700 (68%) in 1995 as compared to the same period in 1994. During 1995, payroll and payroll related expenses increased $73,500 as the company began to increase staff to handle the increased work load required from the Wal-Mart Supercenter contract. In June, 1995 officer bonuses amounting to $187,500 were paid by issuing common stock and in December $100,000 of additional officer bonuses were accrued. Expenses related to broker and analyst meetings increased $21,800 over 1994. Also, investment banking fees of $8,500 were incurred for financial consulting during the first quarter of 1995. Reductions amounting to $38,900 occurred in insurance, legal and audit fees, and occupancy costs while other miscellaneous expenses increased $8,300.

     Litigation expense in the amount of $636,300 was incurred during 1995 which consisted of legal expenses and amounts due to investors who provided funding to process the lawsuit against Wal-Mart. See "--Financial Condition and Liquidity" below.

     Interest expenses increased approximately $195,100 (63%) in 1995 as compared to 1994 due primarily to high levels of borrowing and higher interest rates. Also during 1995, interest has been accrued on certain past due accounts payable and accrued preferred stock dividends.

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

     The Company entered into separate agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. The July 1993 and June 1994 contracts were never implemented and on January 18, 1995, the Company filed a suit against Wal-Mart for the alleged breach of the terms of those contracts.

     On September 1, 1995 the Company and Wal-Mart entered into a new contract and the Company dismissed the lawsuit. Under the terms of the new four-year contract, the Company is required to install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States, and Wal-Mart is to sell the advertising for the calculators during the initial phase of the contract. During the term of the contract in which Wal-Mart sells the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company of approximately $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. At the conclusion of the Wal-Mart sales phase, the Company has the option to continue the contract through October 6, 1999, by assuming the advertising sales responsibilities for the program. Upon conclusion of the contract, the program is subject to re-evaluation by both parties.

     The present value of the amount payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who have the right to receive an aggregate of 12% of the net recovery in the Wal-Mart litigation, has been calculated by the Company to be $498,711 and has been recorded as litigation expense in the financial statements.

     In compliance with the terms of the new contract, on October 17, 1995, the Company furnished Wal-Mart with a detailed "operating plan" which projects advertising revenues, capital costs and operating expenses based on the new contract. The purpose of this operating plan was to determine the financial impact of the new contract to the Company, F&M Bank and creditors. The operating plan in its final form covered years 1995, 1996, 1997 and 1998. The key assumptions used to develop the operating plan were provided to the Company by Wal-Mart and were as follows:

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
                                      ===                      =======

     The Wal-Mart contract provided the Company with additional bank financing, which has been guaranteed by Wal-Mart, in the amount of $700,000. The note evidencing such financing, including $60,270 of accrued interest, was paid in October 1996.

     On March 6, 1996, the Company completed a restructuring of all past due bank debt effective as of October 1, 1995. The $1,800,000 revolving line of credit, other notes totaling $1,132,622 and accrued interest through September 30, 1995 of $474,034 were combined into a new note in the amount of $3,406,656. This new loan bears interest at the Chase Manhattan Bank prime rate (8.25% on December 31, 1996) plus 1%. The loan has a maturity date of May 31, 1998, with payment terms tied to the Company's projected revenues under the Wal-Mart contract. During the fourth quarter of 1996, cash flow from operations and proceeds from the Company's warrant redemption were utilized to reduce the principal amount of the loan by $2,250,000. Based on current cash flow projections, the Company anticipates the balance of the loan will be repaid during the second quarter of 1997.

     The Company's first revenue period under the new contract began on November 6, 1995. Through December 31, 1996, cumulative revenues received from Wal-Mart totaled $7,139,959, reducing the guaranteed revenues to be received in future periods to $16,354,571. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

     During June 1996, certain warrants to purchase up to 60,000 units (each unit consisting of two shares of Common Stock and one warrant to purchase one share of Common Stock for $4.80 per share) were exercised. These unit warrants were issued in June 1991 to the selling agent in connection with the Company's initial public offering. A total of 120,000 shares of Common Stock and warrants to purchase 60,000 shares of Common Stock at $4.80 per share were issued, with net proceeds to the Company amounting to $432,000. The warrants to purchase 60,000 shares of Common Stock, set to expire on December 31, 1996, were extended to December 31, 1998.

     During August 1996, 50,000 shares of the Company's Series A, 10% Cumulative Convertible Preferred Stock, including accrued dividends and interest thereon, were converted into 75,532 shares of the Company's Common Stock at the conversion rate of $4.00 per share. As a result of this transaction, stockholders' equity was increased $102,200.

     On November 22, 1996, the Company completed the redemption of its 600,000 outstanding Common Stock Purchase Warrants that were set to expire on December 31, 1996. A total of 582,907 Warrants, or 97%, were exercised with gross proceeds aggregating $2,331,628. This amount, net of commissions and registration expenses of approximately $260,000, was committed to repayment of the Company's bank debt. From the net proceeds, the Company paid $2,000,000 of its outstanding bank debt in December 1996.

     The Company's total stockholders' equity as reflected on its balance sheet at December 31, 1992, fell below the minimum capital and surplus requirements necessary to maintain the listing of the Common Stock on the Nasdaq Small Cap Market. Consequently, the Common Stock was delisted from the Nasdaq system on April 23, 1993 and from the Boston Stock Exchange on January 14, 1994. The Company's securities are traded on the OTC Bulletin Board. The Company has submitted an application for its Common Stock to be quoted on the Nasdaq Small Cap Market.

Forward Looking Statements

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected installations of the Shoppers Calculator(R) in the Supercenters and the anticipated dates of repayment of the restructured bank debt. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, the Company's dependence on the Wal-Mart contract, the number and rate of new Supercenters constructed by Wal-Mart, general economic conditions and conditions affecting the mass merchandising industry, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, the Company's ability to adequately install and service the calculator units as required by the contract, and other factors which may affect the Company's ability to comply with its obligations under the contract. Accordingly, actual results may differ materially from those expressed in the forward looking statements.


ITEM 7.         FINANCIAL STATEMENTS

     The information required by this Item begins at page F-1 following page 18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Information required by this item with respect to the Company's Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", respectively, of the

Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting. The information required by this item with respect to the Company's executive officers appears at Item 4A of Part I of this Form 10-KSB.

ITEM 10.        EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference to the Section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference to the Section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference to the Section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)        Exhibits:

     The following documents are included as exhibits to this Form 10-KSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

     Exhibit
     -------

       3.1 Certificate of Incorporation of the Company and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, File No. 33-39902-FW, as amended by that certain post-effective amendment on Form SB-2 declared effective on June 12, 1996 (the "S-18 Registration Statement").

       3.2 Fourth Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-49892 (the "S-1 Registration Statement")).

       3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the S-18 Registration Statement).

       4.1 Certificate of Designation, Preferences, Rights and Limitations of Series A 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

       4.2 Warrant Agreement (incorporated by reference to Exhibit 4.1 to the S-18 Registration Statement).

        4.3 Form of Warrant (incorporated by reference to Exhibit A to Warrant Agreement filed as Exhibit 4.1 to the S-18 Registration Statement).

        4.4 First Supplement and Amendment to Warrant Agreement dated June 25, 1994 (incorporated by reference to Exhibit 4.4 to the S-18 Registration Statement).

        4.5 Second Supplement and Amendment to Warrant Agreement dated June 25, 1995 (incorporated by reference to Exhibit 4.5 to the S-1 Registration Statement).

      *10.1 ADDvantage Media Group, Inc. 1991 Employee Stock Plan (incorporated by reference to Exhibit 10.7 to the S-18 Registration Statement).

       10.2 Loan Agreement for $1,800,000 line of credit dated June 5, 1992, between the Company and F&M Bank and Trust Company, as amended (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).

       10.3 Amendment dated December 16, 1992 to the Loan Agreement (incorporated by reference to Exhibit 10.5a to the S-1 Registration Statement).

       10.4 Promissory Note for $100,000 line of credit dated September 17, 1992, between the Company and The F&M Bank and Trust Company and related agreements, guaranties and promissory notes between the Company and its directors (incorporated by reference to Exhibit
             10.6 to the S-1 Registration Statement).

       10.5 Promissory Note for $125,000 line of credit dated October 29, 1992, between the Company and The F&M Bank and Trust Company (incorporated by reference to Exhibit 10.8 to the S-1 Registration Statement).

       10.6 Shopper's Calculator Contract, dated as of September 1, 1995, between the Company and Wal-Mart Stores, Inc., as amended by the First Amendment to the Shopper's Calculator Contract, the Second Amendment to the Shopper's Calculator Contract and the Third Amendment to the Shopper's Calculator Contract (incorporated by reference to Exhibit 10.6 to the S-18 Registration Statement).

       10.7 Promissory Note for $700,000 from the Company to The F&M Bank & Trust Company dated September 5, 1995 (incorporated by reference to
             Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

      *10.8 ADDvantage Media, Inc. Supplemental Executive Retirement Plan effective December 7, 1995 and Subsequently Amended March 14, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
             1995).

       10.9 Letter Agreement between the Company and The F&M Bank & Trust Company dated March 6, 1996, with respect to $3,406,655.66 credit facility (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

       10.10 Promissory Note for $3,406,655.66 from the Company to The F&M Bank & Trust Company effective October 11, 1995 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

       10.11 Agreement dated June 3, 1996, between the Company and Kmart Corporation (incorporated by reference to Exhibit 10.11 to the S-18 Registration Statement).

       11.1   Statement re: computation of per share earnings.

       23.1   Consent of Tullius Taylor Sartain & Sartain

       27     Financial Data Schedule.

------------
*  Management contract or compensatory plan.


      (b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 30, 1996, to report the completion on December 2, 1996, of the redemption of its outstanding Common Stock Purchase Warrants (the "Warrants") and the exercise of 582,907 of the Warrants prior to redemption.

                                    CONTENTS

Independent Auditors' Report...................................F-2

Balance Sheets.................................................F-3

Statements of Income...........................................F-5

Statements of Stockholders' Equity.............................F-6

Statements of Cash Flows.......................................F-7

Notes to Financial Statements..................................F-8

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ADDvantage Media Group, Inc.

We have audited the accompanying balance sheets of ADDvantage Media Group, Inc. as of December 31, 1996 and 1995, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Media Group, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



TULLIUS TAYLOR SARTAIN & SARTAIN

Tulsa, Oklahoma
March 10, 1997

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                                             December 31
                                                     ---------------------------
                                                         1996             1995
                                                     ---------------------------
Assets
Current assets:
    Cash and cash equivalents                          $  739,140     $   20,444
    Accounts receivable                                   991,544          6,926
    Deferred income taxes                               3,288,000        667,000
    Other current assets                                   21,166          8,514
                                                     ---------------------------

Total current assets                                    5,039,850        702,884

Property and equipment, at cost:
    Calculators                                         2,157,010        749,107
    Office and production equipment                       478,274        341,575
    Furniture and fixtures                                 80,320         64,417
                                                     ---------------------------

                                                        2,715,604      1,155,099

    Accumulated depreciation                              482,179        331,385
                                                     ---------------------------

                                                        2,233,425        823,714

Deferred income taxes                                      41,000      3,243,000

Patent, net of accumulated amortization of
    $536,349 and $445,533 at December 31,
    1996 and 1995, respectively                           371,771        462,577


Deferred charges                                           37,489         12,064
                                                     ---------------------------


Total assets                                           $7,723,535     $5,244,239
                                                     ===========================

                      See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                                                                                     December 31,
                                                                                              1996                 1995
                                                                                        ------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
    Note payable to bank                                                                   $ 1,156,656        $   519,968
    Notes payable to shareholders and directors                                                   --              176,808
    Accounts payable                                                                           573,029            558,748
    Accrued interest                                                                           138,505            252,677
    Accrued settlement obligation                                                              567,848               --
    Other accrued liabilities                                                                  530,707            687,782
    Accrued preferred stock dividends                                                          432,850            416,777
    Unearned advertising revenue                                                               819,836               --
                                                                                        ------------------------------------

Total current liabilities                                                                    4,219,431          2,612,760

Long-term obligations                                                                          108,600            515,163
Deferred income taxes                                                                          359,000               --
Long-term bank debt                                                                               --            3,406,656

Commitments and contingencies                                                                     --                 --

Stockholders' equity:
    Preferred stock, $1.00 par value, 1,000,000 shares authorized; Series A, 10%
        cumulative convertible, preferred stock; 227,750 and 277,750 shares issued and outstanding at December 31, 1996 and 1995, respectively;
        liquidation preference $911,000 and $1,111,000 at December 31, 1996
        and 1995, respectively                                                                 760,260            927,167
    Common stock, $.01 par value, 10,000,000 shares
        authorized; 5,731,089 and 4,927,620 shares
        issued and outstanding at December 31, 1996
        and 1995, respectively                                                                  57,311             49,276
    Capital in excess of par value                                                           8,753,869          5,991,428
    Accumulated deficit                                                                     (6,534,936)        (8,258,211)
                                                                                        ------------------------------------

Total stockholders' equity                                                                   3,036,504         (1,290,340)
                                                                                        ------------------------------------

Total liabilities and stockholders' equity                                                 $ 7,723,535        $ 5,244,239
                                                                                        ====================================

                      See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                              STATEMENTS OF INCOME

                                                   Years ended December 31,
                                                     1996            1995
                                               ---------------------------------
Revenues:
    Advertising                                  $ 7,012,864      $   126,900
    Sales of calculators                              22,338          114,862
    Other                                              8,813            7,790
                                               ---------------------------------

                                                   7,044,015          249,552

Costs and expenses:
    Cost of advertising services                   2,108,419          216,660
    Cost of sales of calculators                      10,547           48,714
    Write-off of calculators                            --            132,025
    Selling expenses                                 266,985           32,785
    General and administrative expenses            1,405,336          890,228
    Litigation expense                                  --            636,310
                                               ---------------------------------

                                                   3,791,287        1,956,722
                                               ---------------------------------

Operating income (loss)                            3,252,728       (1,707,170)
Interest expense                                     488,408          503,897
                                               ---------------------------------

Income (loss) before income taxes                  2,764,320       (2,211,067)
Provision (benefit) for income taxes                 940,000       (3,910,000)
                                               ---------------------------------

Net income                                         1,824,320        1,698,933
Preferred stock dividends                           (101,045)        (111,100)
                                               ---------------------------------

Net income applicable to common stock            $ 1,723,275      $ 1,587,833
                                               =================================

Net income per share:
    Primary                                      $      0.30      $      0.35
                                               =================================

    Fully diluted                                $      0.30      $      0.31
                                               =================================

                      See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1996 and 1995

                                                                                           Capital in
                                                Preferred Stock           Common Stock      Excess of    Accumulated
                                              Shares       Amount      Shares     Amount    Par value      Deficit         Total
                                            ----------------------------------------------------------------------------------------

Balance, January 1, 1995                      277,750    $ 927,167    3,908,620   $39,086   $5,558,063   $(9,846,044)   $(3,321,728)


Issuance of shares to settle
    past due accounts payable                    --           --        209,000     2,090       94,465          --           96,555

Issuance of shares for officer
    bonuses                                      --           --        300,000     3,000      184,500          --          187,500

Issuance of shares for legal fees                --           --         25,000       250       62,250          --           62,500

Issuance of shares on exercise
    of options                                   --           --         60,000       600       11,400          --           12,000

Issuance of shares on exercise
    of warrants                                  --           --        425,000     4,250       80,750          --           85,000

Preferred stock dividends
    ($.40 per share)                             --           --           --        --           --        (111,100)      (111,100)


Net income                                       --           --           --        --           --       1,698,933      1,698,933
                                            ----------------------------------------------------------------------------------------


Balance, December 31, 1995                    277,750      927,167    4,927,620    49,276    5,991,428    (8,258,211)    (1,290,340)


Conversion of preferred stock                 (50,000)    (166,907)      75,562       756      268,346          --          102,195

Issuance of shares on exercise
    of options                                   --           --         25,000       250        6,062          --            6,312

Issuance of shares on exercise
    of warrants                                  --           --        702,907     7,029    2,488,033          --        2,495,062

Preferred stock dividends
    ($.40 per share)                             --           --           --        --           --        (101,045)      (101,045)


Net income                                       --           --           --        --           --       1,824,320      1,824,320
                                            ----------------------------------------------------------------------------------------


Balance, December 31, 1996                    227,750    $ 760,260    5,731,089   $57,311   $8,753,869   $(6,534,936)   $ 3,036,504
                                            ========================================================================================


                      See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                             Years ended December 31,
                                                        ---------------------------------
                                                              1996              1995
                                                        ---------------------------------
Cash Flows from Operating Activities
Net income                                                $ 1,824,320       $ 1,698,933
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
        Deferred income tax                                   940,000        (3,910,000)
        Depreciation and amortization                         403,856           154,043
        Write-off of calculators                                 --             132,025
        Accrual of long-term obligations                      161,285            13,935
        Stock compensation                                       --             187,500
        Obligation in settlement of lawsuit                      --             515,163
        Changes in assets and liabilities:
            Accounts receivable                              (984,618)            3,299
            Inventory                                            --              32,944
            Other current assets                              (12,652)           (2,717)
            Deferred charges                                  (25,425)           11,775
            Accounts payable                                   14,281           177,027
            Accrued interest                                  (96,949)          444,714
            Other accrued liabilities                        (157,075)          249,736
            Unearned advertising revenue                      819,836              --
                                                        ---------------------------------

Net cash provided by (used in) operating activities         2,886,859          (291,623)

Cash Flows from Investing Activities
Purchases of property and equipment                        (1,722,761)         (322,470)
                                                        ---------------------------------

Net cash used in investing activities                      (1,722,761)         (322,470)

Cash Flows from Financing Activities
Exercise of stock options and warrants                      2,501,374            12,000
Proceeds from issuance of investor notes                         --             220,000
Proceeds from issuance of bank notes                          180,032           519,968
Payments on bank notes                                     (2,950,000)             --
Payments on patent note                                          --            (117,600)
Payments on shareholders and directors notes                 (176,808)             --
                                                        ---------------------------------

Net cash provided by (used in) financing activities          (445,402)          634,368
                                                        ---------------------------------

Increase  in cash                                             718,696            20,275
Cash and cash equivalents, beginning of year                   20,444               169
                                                        ---------------------------------

Cash and cash equivalents, end of year                    $   739,140       $    20,444
                                                        =================================

Cash paid during the year for interest                    $   549,895       $    18,466
                                                        =================================

                      See notes to financial statements.

                         ADDVANTAGE MEDIA GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1996 and 1995


Note 1 - Description of the Business

ADDvantage Media Group, Inc. (the "Company") markets and sells in-store advertising to national advertisers. This advertising is positioned on solar powered calculators attached to the handles of shopping carts. The patented calculators are marketed under the registered trademark "Shoppers
Calculator(R)." The Company also sells Shoppers Calculators(R) to third parties, including independent retailers and international licensees.

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract ("the Wal-Mart contract") in settlement of a lawsuit related to prior contracts, under which the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart will sell the advertising for the calculators during the initial phase of the contract. During the term of the contract in which Wal-Mart sells the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company in excess of $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. At the conclusion of the Wal- Mart sales phase, the Company will assume the advertising sales responsibilities for the program. The program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. The Company's first revenue period under the contract began November 6, 1995. During 1995 and 1996, all advertising revenue was earned under this contract.

As of December 31, 1996, calculators have been installed in 327 Supercenters and the Company expects to install approximately 100 additional Supercenter locations during each of 1997 and 1998. As of December 31, 1996, $7.1 million of revenue has been earned and $16.4 million of guaranteed revenue remains to be earned under the contract.

The Company also has a contract with Kmart Stores and expects to contract with other mass merchants in the future.

Note 2 - Summary of Significant Accounting Policies

Management estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit with financial institutions and certificates of deposit with a maturity of 90 days or less. At December 31, 1996, all cash and cash equivalents were on deposit with one bank.

Property and equipment

Property and equipment is recorded at cost. Shoppers Calculators(R) not yet installed ($333,352 and $516,581 at December 31, 1996 and 1995, respectively) are reported in property and equipment. Shoppers Calculators(R) installed and in use are depreciated over a five-year straight-line life. Calculator replacements are charged to accumulated depreciation. Gain or loss is recognized upon complete de-installation of a customer's store or similar service unit. Other property and equipment is depreciated on the straight-line method over estimated useful lives ranging from three to ten years.

Revenue recognition

The Company recognizes revenues from advertising sales ratably over the advertising cycle. Sales of Shoppers Calculators(R) are recognized in the period such units are shipped to the customer.

Net income per common share

Net income per common share is based on the sum of the weighted average number of common and common equivalent shares outstanding. The number of common and common equivalent shares utilized in the per share computations are 5,683,251 for primary and 6,147,706 for fully diluted in 1996, and 4,600,078 for primary and 5,108,433 for fully diluted in 1995. Conversion of preferred stock and related dividend and interest accruals into common stock is not considered in the computations of fully diluted earnings per share since the effect would not provide further dilution.

Patent

The Company's Shoppers Calculators(R) patent was acquired from a person who, at the time, was a director of the Company, and a company in which he was 50% owner. It is carried at acquisition cost, net of accumulated amortization which is computed on a straight-line basis over the life (four years remaining at December 31, 1996) of such design patent. Since the initial acquisition referred to above, the costs of applying for and obtaining design patents and trademarks have been expensed as incurred.

Note 3 - Bank Borrowings

The bank loan is secured by essentially all corporate assets and the agreement prohibits the payment of common stock dividends, requires consent for the payment of preferred stock dividends prior to December 1, 1997, and limits the amount of additional borrowings to $50,000 and capital expenditures to $15,000 exclusive of calculator purchases. Officers, directors and a stockholder have guaranteed $270,000 of the note. The loan bears interest at Chase Manhattan

Bank prime rate plus 1% (9.25% on December 31, 1996). The loan has a maturity date of May 31, 1998 with payment terms tied into the operating plan which is an exhibit to the Wal-Mart Contract. The Company estimates that its cash flow will allow it to retire the bank note payable during 1997 and, accordingly, it is classified as a current liability in the accompanying balance sheet.

Note 4 - Income Taxes

There is no current tax provision for 1996 and 1995. As a result of the Wal-Mart contract, the Company recognized the tax benefits of its net operating losses and temporary differences in the fourth quarter of 1995, resulting in a tax benefit of $3,910,000. The Company utilized $2,451,000 of the net operating loss carryforward in 1996. The remaining net operating loss carryforward is $7,245,000 at December 31, 1996. These carryforwards expire in 2008.

The tax effects of temporary differences and tax loss carryforwards that give rise to the deferred tax assets and liabilities at December 31 are as follows:

                                               1996                1995
                                          ----------------------------------
Deferred tax assets:
    Net operating loss carryforward         $2,753,000          $3,719,000
    Accrued expenses                           535,000             259,000
    Long-term obligation                        41,000             190,000
                                          ----------------------------------

Total deferred tax assets                    3,329,000           4,168,000

Deferred tax liability:
    Financial basis in excess of
    tax basis of fixed assets                 (359,000)           (258,000)
                                          ----------------------------------

Net deferred tax asset                      $2,970,000          $3,910,000
                                          ==================================

Note 5 - Stockholders' Equity

On July 17, 1991, the Company completed an initial public offering of 600,000 units (the "Units"), each unit consisting of two shares of common stock and one redeemable common stock purchase warrant (the "Warrants") to purchase one share of common stock. Each of the 600,000 outstanding Warrants entitled the holder, upon exercise, to purchase one share of common stock at a price of $4.00 per share. During 1996, the Company called the Warrants for redemption, and the holders of 97% of the Warrants elected to purchase common stock. Net of offering expenses, the Company realized $2,073,062 from the exercise.

In connection with the 1991 public offering of common stock and common stock purchase warrants, the Company sold to the underwriter warrants to purchase up to 60,000 units at a price of $.001 per warrant. The warrants were exercisable at $7.20 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock for $4.80 per share. The underwriter warrants were exercised during 1996, but the underlying $4.80 stock purchase warrants, which were set to expire on December 31, 1996, have been extended to December 31, 1998.

The 227,750 shares of Series A preferred stock outstanding are redeemable by the Company at its option at $4.00 per share plus accrued and unpaid dividends and unpaid interest thereon, and are convertible into shares of common stock at a conversion price of $4.00 per share. The holders of the Series A preferred stock have the right to convert such shares, unpaid dividends and interest into shares of common stock at the rate of $4.00 per share. The holders are entitled to vote the number of whole shares of common stock into which their shares of preferred stock are convertible. During 1996, the holder of 50,000 shares of Series A preferred stock converted the preferred stock and accumulated dividends and interest into 75,562 shares of common stock.

During the first quarter of 1995, the Company completed an offering of promissory notes and warrants for an aggregate consideration of $200,000. The offering included (a) 500,000 warrants each of which will, upon exercise, entitle the holder to acquire one share of common stock at a price of $.20 per share, with a term of 24 months from the date of issuance and may only be exercised during their term; (b) a total of 10% of the net recovery from a lawsuit with Wal-Mart; and (c) Promissory Notes totaling an indebtedness of $200,000 and bearing interest at the rate of 10% per annum. On November 30, 1995, investors holding warrants to purchase 425,000 shares of common stock exercised their option by converting promissory notes in the amount of $85,000 to acquire the shares.

In order to fund the initial filing of the Wal-Mart lawsuit, the Company's two executive officers each loaned the Company $10,000 for which they each received a $10,000 unsecured promissory note and the right to receive one percent of any recovery, net of related expenses, received in the Wal-Mart litigation. The present value of the amount payable to the participants in the Company's 1995 offering of promissory notes and warrants, who have the right to receive an aggregate of 12% of any recovery in the litigation, was calculated by the Company to be $498,711 at December 31, 1995, and was recorded as litigation expense in the financial statements. Including accretion of the discount, the obligation is $567,848 at December 31, 1996. The amounts due are payable from the cash flow from the Wal-Mart contract and are reported in the financial statements as long-term obligation payable in 1995 and as accrued settlement obligation payable in 1996.

At December 31, 1996 and 1995, respectively, 535,698 and 1,232,750 shares of common stock are reserved for the exercise of warrants and conversions of the Series A preferred stock.

In April 1991, the stockholders adopted the 1991 Employee Stock Plan which provides for the award to key employees of stock options, stock appreciation rights and shares of restricted stock. The Plan provides that upon any issuances of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock. The purchase price per share for stock options may not be less than the fair market value of the stock on the date of grant.

Under existing accounting standards for stock options, no compensation expense is recognized when the exercise price of stock options equals or exceeds the market value of the stock at date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

Compensation" ("SFAS No. 123") provides an alternative method of determining compensation cost for stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share ("EPS") would have been reduced to the following pro forma amounts:

                                              1996               1995
                                       ---------------------------------------
Net income:
    As reported                           $1,824,320            $1,698,933
    Pro forma                              1,726,470             1,613,532
Primary EPS:
    As reported                           $     0.30            $     0.35
    Pro forma                                   0.29                  0.33
Fully diluted EPS:
    As reported                           $     0.30            $     0.31
    Pro forma                                   0.29                  0.29

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's stock options at December 31, 1996 and 1995, and changes during the years then ended is presented below.


                                                                      1996                          1995
                                                         ------------------------------------------------------------------
                                                                            Wtd. Avg.                          Wtd. Avg.
                                                            Shares          Ex. Price        Shares            Ex. Price
                                                         ------------------------------------------------------------------
Outstanding at beginning of year                            475,000         $   0.50        427,500         $   1.08
Granted                                                     157,000             2.13        277,500             0.42
Exercised                                                   (25,000)            0.25        (60,000)            0.20
Canceled                                                    (10,000)            4.00       (170,000)            1.93
                                                         ------------                    ------------
Outstanding at end of year                                  597,000             0.88        475,000             0.50
                                                         ============                    ============
Exercisable at end of year                                  530,000             0.57        450,000             0.51
                                                         ============                    ============
Weighted average fair value of options
granted                                                   $    1.80                        $   0.57
                                                         ============                    ============
Options granted during year for which market price
 exceeded exercise price on date of grant:

        Weighted average exercise price                   $       -                        $   0.20
                                                         ============                    ============
        Weighted average fair value                       $       -                        $   0.94
                                                         ============                    ============


The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                             Options Outstanding                                  Options Exercisable
                      -----------------------------------------------------------------------------------------------------------
                             Number            Weighted Avg.                                  Number
      Range of             Outstanding           Remaining            Weighted Avg.        Exercisable         Weighted Avg.
   Exercise Prices         at 12/31/96        Contractual Life        Exercise Price       at 12/31/96        Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$.20 to $1.25               545,000              7.61 years              $0.59                530,000              $0.57
$2.625 to $4.75              52,000              9.20                     3.91                      -                -
                      ---------------                                                   ---------------

                            597,000              7.75 years              $0.88                530,000              $0.57
                      ===============                                                   ===============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.42% in 1996 and 7.02% in 1995; expected dividend yields of 0.0, in 1996 and 1995; expected lives of 5 years in 1996 and 1995; and expected volatility of 120% in 1996 and 1995.

Directors and consultants held options outside the Employee Stock Plan for 100,000 shares at December 31, 1996, all of which were exercisable, and 120,000 shares at December 31, 1995, of which options for 95,000 shares were exercisable at that date.

At December 31, 1996 and 1995, 570,809 and 492,762 shares of common stock were reserved for the exercise of stock awards of which 73,809 and 137,762 shares were available for future grants.

Note 6 - Executive Retirement Plan

Effective December 7, 1995, the Company adopted the Supplemental Executive Retirement Plan (Plan), a nonqualified plan. Two of the Company's executive officers are the initial participants. Generally, the Plan provides for retirement benefits for participants who remain employed with the Company until age 65, with a reduced benefit available for early retirement at age 62. Benefits will be funded by life insurance policies of $1,900,000 and $1,800,000 on the lives of the participants, for which the Company is the beneficiary. The insurance policies replaced a $1,000,000 key man insurance policy on the life of the Company's chief executive officer. At December 31, 1996, deferred compensation cost of $108,600 was accrued under the Plan, and the liability is included in the balance sheet in long-term obligations payable. No expense was accrued under the Plan in 1995. For 1996, the cost of the related life insurance is $165,648.

Note 7 - Commitments and Contingencies

Although not required to do so under the Wal-Mart contract, during 1996, the Company, at Wal- Mart's request, commenced activities to sell advertising in the Wal-Mart Supercenter to parties other than Wal-Mart. Amounts billed for these sales, $192,000 at December 31, 1996, have been recorded, in accounts payable because they may offset amounts due from Wal-Mart under its contract. The ultimate treatment of these amounts, and the Company's costs related thereto, reported as selling expenses in the accompanying statements, are subject to future negotiation with Wal-Mart. However, it is expected that advertising sales generated by the Company, net of agreed-upon selling expenses, will reduce Wal-Mart's guarantee.

At December 31, 1996, the Company had outstanding commitments to purchase calculator and installation components in the amount of $350,000. An open letter of credit for $116,000 has been obtained to support future payment of the outstanding commitments.

Commitments at December 31, 1996 under noncancellable operating leases for office and warehouse space are as follows: 1997 - $99,947, 1998 - $99,947 and 1999 - $63,403.

Total rent expense for the years ended December 31, 1996 and 1995 was $ 78,265 and $47,470, respectively.

Note 8 - Other Financial Information

Wal-Mart accounted for 99.5% and 50.8% of the Company's total revenues for the years ended December 31, 1996 and 1995, respectively.

Export sales were $11,592 and $3,300 for the years ended December 31, 1996 and 1995, respectively.

The carrying amounts of the Company's borrowings under its variable rate bank debt obligation, and long-term obligations approximates the fair value.

Note 9 - Quarterly Financial Data (Unaudited)

Selected comparative fourth quarter data are as follows:

                                                 1996               1995
                                         -------------------------------------
Revenues                                    $ 2,818,830         $   139,186
Costs and expenses                            1,498,030             563,450
                                         -------------------------------------

Operating income (loss)                       1,320,800            (424,264)
Interest expense                                 89,897             156,945
                                         -------------------------------------

Income (loss) before income taxes             1,230,903            (581,209)
Provision (benefit) for income taxes            357,219          (3,910,000)
                                         -------------------------------------

Net income                                      873,684           3,328,791
Preferred stock dividends                       (22,899)             27,927
                                         -------------------------------------

Net income applicable to common stock       $   850,785         $ 3,300,864
                                         =====================================
Net income per common share:

   Primary                                  $      0.14         $      0.63
                                         =====================================

   Fully diluted                            $      0.14         $      0.60
                                         =====================================

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADDVANTAGE MEDIA GROUP, INC.


Date:  March 20, 1997                    By:   /s/ Charles H. Hood
                                              ------------------------
                                                Charles H. Hood
                                                President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                      Title                             Date
    ---------                      -----                             ----

  /s/ Charles H. Hood       President and Director                March 20, 1997
  --------------------      (Principal Executive Officer)
    Charles H. Hood

  /s/ Gary W. Young         Executive Vice President-             March 20, 1997
  --------------------      Finance and Administration,
    Gary W. Young           Treasurer and Director
                            (Principal Financial Officer and
                            Principal Accounting Officer)

                            Director
  --------------------
    J. Larre Barrett

  /s/ John W. Condon        Director                              March 20, 1997
  --------------------
    John W. Condon