Form 10QSB
period 1997-03-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1997-05-13
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period ________________ to ______________

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

Shares outstanding of the issuer's $.01 par value common stock as of May 13, 1997 is 5,856,584.
Transitional Small Business Issuer Disclosure Format (Check one): Yes    No x
                                                                     ---   ---

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS


                                                          March 31,    December 31,
                                                             1997          1996
                                                         ------------  ------------
                        ASSETS                           (UNAUDITED)

Current assets:
  Cash and cash equivalents                               $  798,464     $  739,140
  Accounts receivable                                        903,027        991,544
  Deferred income taxes                                    2,812,781      3,288,000
  Other current assets                                        21,924         21,166
                                                          ----------     ----------
Total current assets                                       4,536,196      5,039,850


Property and equipment, at cost:
  Calculators                                              2,256,449      2,157,010
  Office and production equipment                            512,731        478,274
  Furniture and fixtures                                      85,788         80,320
                                                          ----------     ----------
                                                           2,854,968      2,715,604
  Accumulated depreciation                                   503,710        482,179
                                                          ----------     ----------
                                                           2,351,258      2,233,425



Deferred income taxes                                             --         41,000


Patent, net of accumulated amortization of
     $559,053 and $536,349 at March 31, 1997
     and December 31, 1996, respectively                     349,067        371,771
Deferred charges                                              74,157         37,489
                                                          ----------     ----------
Total assets                                              $7,310,678     $7,723,535
                                                          ==========     ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1997          1996
                                                  -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY              (UNAUDITED)

Current liabilities:
  Note payable to bank                            $   405,413    $ 1,156,656
  Accounts payable                                    475,623        573,029
  Accrued interest                                    114,186        138,505
  Accrued settlement obligation                       423,053        567,848
  Other accrued liabilities                           466,334        530,707
  Accrued preferred stock dividends                   432,849        432,850
  Unearned advertising revenue                        630,644        819,836
                                                  -----------    -----------
Total current liabilities                           2,948,102      4,219,431


Long-term obligations                                 138,468        108,600
Deferred income taxes                                 359,000        359,000


Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A preferred
    stock--227,750 shares issued and
    outstanding at March 31, 1997 and
    December 31, 1996; liquidation preference,
    $911,000                                          760,260        760,260
   Common stock, $.01 par value, 10,000,000
    shares authorized, 5,856,584 and
    5,731,089 issued and outstanding at
    March 31, 1997 and December 31, 1996,
    respectively                                       58,566         57,311
  Capital in excess of par value                    8,781,413      8,753,869
  Accumulated deficit                              (5,735,131)    (6,534,936)
                                                  -----------    -----------
Total stockholders' equity                          3,865,108      3,036,504
                                                  -----------    -----------
Total liabilities and stockholders' equity        $ 7,310,678    $ 7,723,535
                                                  ===========    ===========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                              ------------------------
                                                                 1997         1996
                                                              -----------  -----------

Revenues:
  Advertising sales                                           $2,837,892   $  604,800
  Other                                                            2,356        2,268
                                                              ----------   ----------
                                                               2,840,248      607,068

Costs and expenses:
  Cost of advertising services                                   928,740      220,802
  Selling expenses                                               110,491        5,957
  General and administrative expenses                            419,004      266,320
                                                              ----------   ----------
                                                               1,458,235      493,079
                                                              ----------   ----------
Operating income                                               1,382,013      113,989
Interest expense                                                  43,338      131,111
                                                              ----------   ----------
Income (loss) before income taxes                              1,338,675      (17,122)
Provision for income taxes                                       516,219           --
                                                              ----------   ----------
Net income (loss)                                                822,456      (17,122)
Preferred stock dividends                                        (22,651)     (27,623)
                                                              ----------   ----------
Net income (loss) applicable to common stock                  $  799,805   $  (44,745)
                                                              ==========   ==========
Net income (loss) per common share                                 $0.13       $(0.01)
                                                              ==========   ==========
Shares used in computing net income (loss) per
 common share                                                  6,316,287    5,515,644
                                                              ==========   ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                                -----------------------
                                                                   1997         1996
                                                                -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $  822,456   $ (17,122)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Deferred income tax                                           516,219          --
     Depreciation and amortization                                 113,983      55,863
     Accrual of long-term obligations                               38,073      39,775
     Changes in assets and liabilities:
       Accounts receivable                                          88,516    (309,638)
       Other current assets                                           (758)      3,023
       Deferred charges                                            (36,668)    (33,783)
       Accounts payable                                            (97,408)     31,095
       Accrued interest                                            (24,319)    116,160
       Accrued settlement obligation                              (152,998)         --
       Other accrued liabilities                                   (64,373)    (20,502)
       Unearned advertising revenue                               (189,192)    234,900
                                                                ----------   ---------
Net cash provided by operating activities                        1,013,531      99,771
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                               (209,112)   (296,215)
                                                                ----------   ---------
Net cash used in investing activities                             (209,112)   (296,215)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of bank notes                                    --     180,032
Payment on bank note                                              (751,243)         --
Payment of preferred stock dividends                               (22,651)         --
Exercise of options and warrants                                    28,799       4,312
                                                                ----------   ---------
Net cash provided by (used in) financing activities               (745,095)    184,344
                                                                ----------   ---------
Increase (decrease) in cash                                         59,324     (12,100)
Cash and cash equivalents at beginning of period                   739,140      20,444
                                                                ----------   ---------
Cash and cash equivalents at end of period                      $  798,464   $   8,344
                                                                ==========   =========
Supplemental disclosures of cash information:
Cash Paid During Period For Interest                            $   65,692   $      --
                                                                ==========   =========

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract under which the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart is responsible for selling the advertising for the calculators during the initial phase of the contract. During the term of the contract in which Wal-Mart is responsible for selling the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company in excess of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract and assume the advertising sales responsibilities for the program. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through March 31, 1997, cumulative advertising revenues have totaled $9,977,851, reducing the guaranteed advertising revenues to be received in future periods to $13,516,679. Certain terms of the contract were determined based on the following assumed schedule with respect to the number of Supercenter stores to be participating in the Company's program. The following table sets forth the assumed schedule of Supercenter installations pursuant to the Wal-Mart contract's operating plan and the actual installations in Supercenters to date.


                   Shopping             Shopping
        Stores to  Carts to   Stores      Carts
 Year   be Added   be Added  Installed  Installed
------  ---------  --------  ---------  ---------

 1995       33       39,600       41       31,925

 1996      200      240,000      286      234,041

 1997      100      120,000     /(1)/

 1998      100      120,000      N/A          N/A
           ---      -------
           433      519,600
           ===      =======

------------------
(1) The Company currently plans to commence installations during the fall of 1997.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company will install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart is obligated to pay the Company $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 has been received by the Company. Wal-Mart Supercenter store installations commenced in October 1995 with 41 stores being installed by year-end. During 1996 a total of 286 additional stores were installed bringing total installations to 327 by the end of 1996. No additional stores are scheduled for installation until late 1997.

Advertising revenues increased approximately $2,233,000 (369%) for the three months ended March 31, 1997 as compared to the same period in 1996. During the first fiscal quarter of 1997, an average of 327 stores contributed revenue for the quarter as compared to 69 for the first quarter of 1996.

The significant increase in revenues improved operating income (income before interest, taxes and preferred stock dividends) by $1,268,000 in the first quarter of 1997 as compared to last year's first quarter. The Company's net income applicable to common stock was $799,805 for 1997 first quarter, as compared to a net loss of $44,745 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $516,200 reflects the amortization of the deferred tax asset recognized in 1995.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units, to change advertising messages and depreciation of installed units) increased approximately $707,900 (321%) in the first quarter of 1997 as compared to the same period in 1996 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

Selling expense increased approximately $104,500 (1755%) in the first quarter of 1997. This was primarily due to increases during 1997 in payroll, payroll related expenses, sales representative retainer expenses and marketing materials costs. During the last quarter of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators installed in Wal-Mart Supercenters.

General and administrative expenses increased $152,700 (57%) in the first quarter of 1997 as compared to the same period in 1996. During 1997, payroll and payroll related expenses increased $81,900 as a result of higher compensation levels and increased staff required to administer the Wal-Mart Supercenter contract. Officer and management bonus accruals increased $87,500 in 1997 as compared to the same period in 1996. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $18,900 during 1997. Expenses related to broker and analyst meetings and other shareholder expenses decreased $7,300 over 1996. Increases amounting to $9,500 occurred in professional fees, occupancy costs, business taxes and other expenses.

Interest expenses decreased approximately $87,800 (67%) during the first quarter of 1997 as compared to the same period in 1996. Interest on bank borrowings decreased $78,000 due primarily to significantly lower levels of bank borrowing during 1997. Vendor interest was $2,700 lower in 1997 as compared to 1996. Interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, decreased $7,100 during the first quarter of 1997 as compared to 1996.

FINANCIAL CONDITION AND LIQUIDITY

During the first quarter of 1995, the Company completed an offering of Promissory Notes and Warrants for an aggregate consideration of $200,000. The offering included (a) a total of 500,000 Warrants, each of which, upon exercise, entitled the holder to acquire one share of the Company's Common Stock at a price of $.20 per share, and were exercisable within 20 months from the date of issuance; (b) a total of 10% of the net recovery from the Wal-Mart lawsuit described elsewhere herein; and (c) Promissory Notes in an aggregate principal amount of $200,000 and bearing interest at the rate of 10% per annum due on or before 20 days after the final resolution, by settlement, final judgment or otherwise, of the Wal-Mart litigation. On November 30, 1995, investors holding warrants to purchase 425,000 shares of Common Stock exercised such Warrants by converting Promissory Notes in the principal amount of $85,000 to acquire the shares. At the same date, new Promissory Notes totaling $130,808 (representing $115,000 principal and $15,808 accrued interest on the original notes) were issued. These notes were paid in full at December 31, 1996.

The Company entered into separate agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. The July 1993 and June 1994 contracts were never implemented, and on January 18, 1995, the Company filed a lawsuit against Wal-Mart for the alleged breach of the terms of those contracts.

On September 1, 1995, the Company and Wal-Mart entered into a new contract and the Company dismissed the lawsuit. Under the terms of new four-year contract, the Company is required to install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States, and Wal-Mart is to sell the advertising for the calculators during the initial phase of the contract.
During the term of the contract in which Wal-Mart sells the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company of approximately $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. At the conclusion of the Wal-Mart sales phase, the Company has the option to continue the contract through October 6, 1999, by assuming the advertising sales responsibilities for the program. Upon conclusion of the contract, the program is subject to re-evaluation by both parties.

The present value of the amount payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who have the right to receive an aggregate of 12% of the net recovery in the Wal-Mart litigation, has been calculated by the Company to be $498,711, excluding accretion of discount, and has been recorded as accrued settlement obligation in the financial statements.

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
                          ===         =======

The Wal-Mart contract provided the Company with additional bank financing, which was guaranteed by Wal-Mart, in the amount of $700,000. The note evidencing such financing, including $60,270 of accrued interest, was paid in October 1996.

On March 6, 1996, the Company completed a restructuring of all past due bank debt effective as of October 1, 1995. The $1,800,000 revolving line of credit, other notes totaling $1,132,622 and accrued interest through September 30, 1995 of $474,034 were combined into a new note in the amount of $3,406,656. This new loan bears interest at the Chase Manhattan Bank prime rate (8.5% on March 31, 1997) plus 1%. The loan has a maturity date of May 31, 1998, with payment terms tied to the Company's projected revenues under the Wal-Mart contract. During the fourth quarter of 1996, cash flow from operations and proceeds from the Company's warrant redemption were utilized to reduce the principal amount of the loan by $2,250,000. During the first and second quarters of 1997, the Company amortized the balance of this loan by making principal payments of $751,000 and $406,000, respectively.

The Company's first revenue period under the new contract began on November 6, 1995. Through March 31, 1997, cumulative revenues received from Wal-Mart totaled $9,977,851, reducing the guaranteed revenues to be received in future periods to $13,516,679. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

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

FORWARD-LOOKING STATEMENTS

Certain statements included in this report which are not historical facts are forward-looking statements, including the information provided with respect to the projected installations of the Shoppers Calculator in the Wal-Mart Supercenters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's dependence on the Wal-Mart contract, the number and rate of new Supercenters constructed by Wal-Mart, general economic conditions and conditions affecting the mass merchandising industry, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, the Company's ability to adequately install and service the calculator units as required by the contract, and other factors which may affect the Company's ability to comply with its obligations under the contract. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.

                          PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) During the three months ended March 31, 1997, the Company issued a total of 125,000 shares of its Common Stock, par value $0.01 per share, as a result of exercises of warrants issued in 1995 in connection with a private placement of securities to finance the costs of the Company's litigation against Wal-Mart Stores, Inc. and to cover certain working capital requirements. Included among the warrants exercised were those covering 50,000 shares that were issued to Culverwell & Co., Inc. which received the warrants for its services rendered as selling agent in the private placement. The other warrant holders were knowledgeable, sophisticated investors who were among the limited number of persons who invested in the securities offered in the 1995 private placement. The exercise price was $.20 per share which was paid to the Company in cash at the time of exercise. The issuances of the shares were not registered under the Securities Act of 1933, as amended (the "Act"), because they did not involve any public offerings and, thus, were exempt from the registration requirements of the Act under Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------

            11                Statement re: Computation of Per Share Earnings

            27                Financial Data Schedule




     (b)  Reports on Form 8-K.

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



                         ADDVANTAGE MEDIA GROUP, INC.

SIGNATURE              TITLE                                    DATE
---------              -----                                    ----

/s/ Charles H. Hood    Director and President                   May 10, 1997
---------------------  (Principal Executive Officer)
Charles H. Hood

/s/ Gary W. Young      Director, Executive Vice President -     May 10, 1997
---------------------  Finance and Administration and
Gary W. Young          Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------

         11                   Statement re:  Computation of Per Share
                              Earnings

         27                   Financial Data Schedule