Form 10QSB
period 1997-06-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1997-08-08
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

Shares outstanding of the issuer's $.01 par value common stock as of August 1, 1997 is 5,856,584.
Transitional Small Business Issuer Disclosure Format (Check one): Yes     No  x
                                                                      ---    ---

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                           June 30,    December 31,
                                                             1997          1996
                                                         ------------  ------------
                        ASSETS                           (UNAUDITED)

Current assets:
  Cash and cash equivalents                               $1,254,362     $  739,140
  Accounts receivable                                        117,314        991,544
  Deferred income taxes                                    2,299,849      3,288,000
  Other current assets                                        43,816         21,166
                                                          ----------     ----------
Total current assets                                       3,715,341      5,039,850

Property and equipment, at cost:
  Calculators                                              2,421,224      2,157,010
  Office and production equipment                            701,554        478,274
  Furniture and fixtures                                      89,586         80,320
                                                          ----------     ----------
                                                           3,212,364      2,715,604
  Accumulated depreciation                                   522,447        482,179
                                                          ----------     ----------
                                                           2,689,917      2,233,425

Deferred income taxes                                             --         41,000

Patent, net of accumulated amortization of
  $581,747 and $536,349 at June 30, 1997
  and December 31, 1996, respectively                        326,363        371,771
Deferred charges                                             101,214         37,489
                                                          ----------     ----------
Total assets                                              $6,832,835     $7,723,535
                                                          ==========     ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                    June 30,    December 31,
                                                      1997          1996
                                                  ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY              (UNAUDITED)

Current liabilities:
  Note payable to bank                            $        --    $ 1,156,656
  Accounts payable                                    517,067        573,029
  Accrued interest                                    119,171        138,505
  Accrued settlement obligation                       282,258        567,848
  Other accrued liabilities                           212,827        530,707
  Accrued preferred stock dividends                   107,849        432,850
  Unearned advertising revenue                        409,920        819,836
                                                  -----------    -----------
Total current liabilities                           1,649,092      4,219,431

Long-term obligations                                 168,336        108,600
Deferred income taxes                                 359,000        359,000

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A preferred
    stock--227,750 shares issued and
    outstanding at June 30, 1997 and
    December 31, 1996; liquidation preference,
    $911,000                                          760,260        760,260
   Common stock, $.01 par value, 10,000,000
    shares authorized, 5,856,584 and
    5,731,089 issued and outstanding at
    June 30, 1997 and December 31, 1996,
    respectively                                       58,566         57,311
  Capital in excess of par value                    8,781,413      8,753,869
  Accumulated deficit                              (4,943,832)    (6,534,936)
                                                  -----------    -----------
Total stockholders' equity                          4,656,407      3,036,504
                                                  -----------    -----------
Total liabilities and stockholders' equity        $ 6,832,835    $ 7,723,535
                                                  ===========    ===========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                June 30,
                                                       --------------------------
                                                           1997          1996
                                                       ------------  ------------
Revenues:
  Advertising sales                                     $2,869,424    $1,375,830
  Other                                                      6,465         3,990
                                                        ----------    ----------
                                                         2,875,889     1,379,820

Costs and expenses:
  Cost of advertising services                             978,302       399,806
  Selling expenses                                         157,261        50,198
  General and administrative expenses                      392,968       346,200
                                                        ----------    ----------
                                                         1,528,531       796,204
                                                        ----------    ----------
Operating income                                         1,347,358       583,616
Interest expense                                            20,477       135,116
                                                        ----------    ----------
Income before provision for income taxes                 1,326,881       448,500
Provision for income taxes                                 512,932       163,899
                                                        ----------    ----------
Net income                                                 813,949       284,601
Preferred stock dividends                                  (22,650)      (27,623)
                                                        ----------    ----------
Net income applicable to common stock                   $  791,299    $  256,978
                                                        ==========    ==========
Net income per common share                                  $0.12         $0.04
                                                        ==========    ==========
Shares used in computing net income per
  common share                                           6,343,188     5,798,839
                                                        ==========    ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                           1997          1996
                                                       ------------  ------------
Revenues:
  Advertising sales                                     $5,707,316    $1,980,630
  Other                                                      8,821         6,259
                                                        ----------    ----------
                                                         5,716,137     1,986,889

Costs and expenses:
  Cost of advertising services                           1,907,042       620,609
  Selling expenses                                         267,752        56,155
  General and administrative expenses                      811,972       612,520
                                                        ----------    ----------
                                                         2,986,766     1,289,284
                                                        ----------    ----------
Operating income                                         2,729,371       697,605
Interest expense                                            63,815       266,227
                                                        ----------    ----------
Income before provision for income taxes                 2,665,556       431,378
Provision for income taxes                               1,029,151       163,899
                                                        ----------    ----------
Net income                                               1,636,405       267,479
Preferred stock dividends                                  (45,301)      (55,246)
                                                        ----------    ----------
Net income applicable to common stock                   $1,591,104    $  212,233
                                                        ==========    ==========
Net income per common share                                  $0.25         $0.04
                                                        ==========    ==========
Shares used in computing net income per
  common share                                           6,320,154     5,680,109
                                                        ==========    ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                              --------------------------
                                                                  1997          1996
                                                              -------------  -----------
OPERATING ACTIVITIES
Net income                                                     $ 1,636,405   $  267,479
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Deferred income tax                                        1,029,151      163,900
      Depreciation and amortization                                251,879      122,930
      Accrual of long-term obligations                              59,736       54,300
      Changes in assets and liabilities:
        Accounts receivable                                        874,229        4,183
        Other current assets                                       (22,650)     (32,125)
        Deferred charges                                           (63,725)     (60,458)
        Accounts payable                                           (55,964)     (41,970)
        Accrued interest                                           (19,334)     236,107
        Accrued settlement obligation                             (285,588)      25,558
        Other accrued liabilities                                 (317,880)      51,210
        Unearned advertising revenue                              (409,916)     276,750
                                                               -----------   ----------
 Net cash provided by operating activities                       2,676,343    1,067,864
 INVESTING ACTIVITIES
 Purchases of property and equipment                              (662,963)    (731,700)
                                                               -----------   ----------
 Net cash used in investing activities                            (662,963)    (731,700)
 FINANCING ACTIVITIES
 Proceeds from issuance of bank notes                                   --      180,032
 Payment on bank note                                           (1,156,656)          --
 Payment of preferred stock dividends                             (370,301)          --
 Exercise of options and warrants                                   28,799      436,312
                                                               -----------   ----------
 Net cash provided (used in) by financing activities            (1,498,158)     616,344
                                                               -----------   ----------
 Increase in cash                                                  515,222      952,508
 Cash at beginning of period                                       739,140       20,444
                                                               -----------   ----------
 Cash at end of period                                         $ 1,254,362   $  972,952
                                                               ===========   ==========
 Supplemental disclosures of cash information:
  Interest paid                                                $    83,072   $      361
                                                               ===========   ==========

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract under which the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart is responsible for selling the advertising for the calculators during the initial phase of the contract. During the term of the contract in which Wal-Mart is responsible for selling the advertising, Wal-Mart has agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract and assume the advertising sales responsibilities for the program. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through June 30, 1997, cumulative advertising revenues have totaled $12,847,275, reducing the guaranteed advertising revenues to be received in future periods to $10,647,255. Certain terms of the contract were determined based on the following assumed schedule with respect to the number of Supercenter stores to be participating in the Company's program. The following table sets forth the assumed schedule of Supercenter installations pursuant to the Wal-Mart contract's operating plan and the actual installations in Supercenters to date.

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
               ===           =======

--------------------
(1) The Company currently plans to commence installations during the fall of 1997.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Advertising revenues increased approximately $1,493,600 (109%) for the three months ended June 30, 1997 as compared to the same period in 1996. During the second fiscal quarter of 1997, an average of 327 stores contributed revenue for the quarter as compared to 157 for the second quarter of 1996.

The significant increase in revenues improved operating income (income before interest, taxes and preferred stock dividends) by $763,700 in the second quarter of 1997 as compared to last year's second quarter. The Company's net income applicable to common stock was $791,000 for 1997 second quarter, as compared to a net income of $257,000 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $513,000 reflects the amortization of the deferred tax asset recognized in 1995.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units, to change advertising messages and depreciation of installed units) increased approximately $578,500 (145%) in the second quarter of 1997 as compared to the same period in 1996 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

Selling expense increased approximately $107,100 (213%) in the second quarter of 1997. This was primarily due to increases during 1997 in payroll, payroll related expenses, sales representative retainer expenses and marketing materials costs. During the last quarter of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators installed in Wal-Mart Supercenters.

General and administrative expenses increased $46,800 (14%) in the second quarter of 1997 as compared to the same period in 1996. During 1997, payroll and payroll related expenses increased $2,400 as a result of higher compensation levels and increased staff required to administer the Wal-Mart Supercenter contract. Officer and management bonus accruals increased $40,800 in 1997 as compared to the same period in 1996. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $15,800 during 1997. Expenses related to broker and analyst meetings and other shareholder expenses increased $9,300 over 1996. Increases amounting to $10,100 occurred in professional fees, occupancy costs, business taxes and other expenses.

Interest expenses decreased approximately $114,600 (85%) during the second quarter of 1997 as compared to the same period in 1996. Interest on bank borrowings decreased $94,100 due primarily to significantly lower levels of bank borrowing during 1997. Vendor interest was $7,600 lower in 1997 as compared to 1996. Interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, decreased $12,900 during the second quarter of 1997 as compared to 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Advertising revenues increased approximately $3,726,700 (188%) for the six months ended June 30, 1997 as compared to the same period in 1996. During the first six months of 1997, an average of 327 stores contributed revenue for the quarter as compared to 113 for the same period in 1996.

The significant increase in revenues improved operating income (income before interest, taxes and preferred stock dividends) by $2,031,800 during the first six months of 1997 as compared to the same period in 1996. The Company's net income applicable to common stock was $1,591,100 for the 1997 first six months, as compared to a net income of $212,200 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $1,029,200 reflects the amortization of the deferred tax asset recognized in 1995.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units, to change advertising messages and depreciation of installed units) increased approximately $1,286,400 (207%) in the first six months of 1997 as compared to the same period in 1996 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of calculators installed and serviced during the respective periods.

Selling expense increased approximately $211,600 (377%) in the first six months of 1997 compared to the same period in 1996. This was primarily due to increases during 1997 in payroll, payroll related expenses, sales representative retainer expenses and marketing materials costs. During the last quarter of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators installed in Wal-Mart Supercenters.

General and administrative expenses increased $199,500 (33%) in the first six months of 1997 as compared to the same period in 1996. During 1997, payroll and payroll related expenses increased $84,000 as a result of higher compensation levels and increased staff required to administer the Wal-Mart Supercenter contract. Officer and management bonus accruals increased $128,400 in 1997 as compared to the same period in 1996. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $34,400 during 1997. Expenses related to broker and analyst meetings and other shareholder expenses increased $2,000 over 1996. Increases amounting to $19,500 occurred in professional fees, occupancy costs, business taxes and other expenses.

Interest expenses decreased approximately $202,400 (76%) during the first six months of 1997 as compared to the same period in 1996. Interest on bank borrowings decreased $172,200 due primarily to significantly lower levels of bank borrowing during 1997. Vendor interest was $9,600 lower in 1997 as compared to 1996. Interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, decreased $20,600 during the first six months of 1997 as compared to 1996.

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

The Company's first revenue period under the new contract began on November 6, 1995. Through June 30, 1997, cumulative revenues received from Wal-Mart totaled $12,847,275, reducing the guaranteed revenues to be received in future periods to $10,647,255. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

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

                          PART II--OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of the Company was held in the Meeting Tower Conference Room, Meridian Tower, 4th Floor, 5100 East Skelly Drive, Tulsa, Oklahoma on May 29, 1997. At the meeting the following directors were elected for one year terms (with the votes as indicated):


                       For     Withheld    Abstentions/
                    ---------  --------  Broker Non-Votes
                                         ----------------

Charles H. Hood     5,477,934    5,500          -0-

Gary W. Young       5,477,934    5,500          -0-

J. Larri Barrett    5,477,934    5,500          -0-

John W. Condon      5,477,934    5,500          -0-

     The shareholders approved the proposed amendment to the ADDvantage Media Group, Inc. 1991 Stock Plan (with the votes as indicated):

For: 5,236,094    Against:   152,425    Abstentions/Broker Non-Votes: 94,915

     The shareholders ratified Tullius, Taylor, Sartain & Sartain as auditors to perform the audit for the fiscal year ending December 31, 1997 (with the votes as indicated):

For: 5,475,769    Against:     3,000    Abstentions/Broker Non-Votes:  4,665

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------

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



                          ADDVANTAGE MEDIA GROUP, INC.

SIGNATURE               TITLE                                 DATE
---------               -----                                 ----

/s/ GARY W. YOUNG       Director, Executive Vice President -  August 8, 1997
--------------------    Finance and Administration and
Gary W. Young           Treasurer (Authorized Officer and
                        Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.                            DESCRIPTION
     -----------                            -----------

        11               Statement re:  Computation of Per Share
                         Earnings

        27               Financial Data Schedule