Form 10KSB/A
period 1996-12-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1997-10-24
CIK 874292

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  25049

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1996



   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          ---------------------------------------

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

     Documents Incorporated by Reference: Portions of the Registrant's proxy statement to be sent to shareholders in connection with 1997 Annual Meeting of Shareholders are incorporated by reference into Part II of the Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                     ---     ---
================================================================================

                                    PART I


Items 1, 2, 6, and 12 of the Company's Form 10-KSB for the year ended December 31, 1996 are hereby amended in their entirety, as follows:

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

     If the Wal-Mart contract is not renewed upon its termination and the Company has not then entered into or implemented contracts with other mass merchants or other parties or acquired or entered into or acquired new lines of business, the Company may have to cease operations and perhaps liquidate. In any event, it is anticipated that if the Wal-Mart contract is not renewed, it will very likely have a material adverse effect on the Company and its operations.

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

     The number of Kmart stores to initially be included in the Shoppers Calculator program has not yet been determined by the parties; however, the Company currently anticipates that the agreement will initially include approximately 125 Super Kmart Centers and 50 Kmart "Pantry" Stores. The Company anticipates that it will not commence installation of its calculators in the Kmart stores until it (i) receives sufficient advertising commitments necessary to cover the manufacturing and installation costs of the calculators to be installed in such stores and (ii) the Company's new calculator units are available for installation. At this time, the Company is not able to predict when or if installation of Shoppers Calculators(R) in Kmart stores will commence. No advertising for Shoppers Calculators has been sold or committed at this time and the Company cannot predict with any certainty what the price for advertising on such caculators will be if and when they are ultimately installed.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

     Most of the Company's research activities over the past two fiscal years have consisted of researching the market impact of its Shopper's Calculator program on sales of advertised products in Wal-Mart Supercenters. Most of this information has been supplied to the Company by Wal-Mart. The Company did not spend a material amount on research and development activities during that period.

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

EMPLOYEES

     At December 31, 1996, the Company had 105 employees, 12 of which were employed in the Company's corporate offices, 89 of which were employed in field service operations and four of which were employed in the Company's warehouse and installation operations. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.



                                    PART II


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

     Selling expense decreased approximately $92,300 (74%) in 1995 as compared to the same period in 1994. This was primarily due to reductions during 1995 in sales department payroll, payroll related expenses, marketing materials costs and travel expense.

     General and administrative expenses increased $360,700 (68%) in 1995 as compared to the same period in 1994. During 1995, payroll and payroll related expenses increased $73,500 as the Company began to increase administrative and operations staff and their salaries to enable it to handle the increased work load required from the Wal-Mart Supercenter contract. In June, 1995 officer bonuses amounting to $187,500 were paid by issuing common stock and in December $100,000 of additional officer bonuses were accrued. Expenses related to broker and analyst meetings increased $21,800 over 1994. Also, investment banking fees of $8,500 were incurred for financial consulting during the first quarter of 1995. Reductions amounting to $38,900 occurred in insurance, legal and audit fees, and occupancy costs while other miscellaneous expenses increased $8,300.

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

     During the first quarter of 1995, the Company completed an offering of promissory notes and warrants for an aggregate consideration of $200,000 which was used to pay the expenses of the lawsuit against Wal-Mart and certain operating expenses incurred during the period that the lawsuit was pending. The offering involved the issuance by the Company of (a) a total of 500,000 warrants, each of which, upon exercise, entitled the holder to acquire one share of the Company's Common Stock at a price of $.20 per share, and were exercisable within 24 months from the date of issuance; (b) rights to receive amounts equal to a total of 10% of the net recovery from the Wal-Mart lawsuit described elsewhere herein; and (c) promissory notes of the Company in an aggregate principal amount of $200,000 and bearing interest at the rate of 10% per annum due on or before 20 days after the final resolution, by settlement, final judgment or otherwise, of the Wal-Mart litigation. On November 30, 1995, investors holding warrants to purchase 425,000 shares of Common Stock exercised such warrants by converting promissory notes in the principal amount of $85,000 to acquire the shares. At the same date, new promissory notes totaling $130,808 (representing $115,000 principal and $15,808 accrued interest on the original notes) were issued. These notes mature on June 30, 1997.

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

                                   PART III


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 18, 1995, the Company filed suit against Wal-Mart Stores, Inc. ("Wal-Mart") in the United States District Court for the Western District of Arkansas stemming from the contractual relationship between the Company and Wal-Mart with respect to the use of the Shoppers Calculator(R) in certain Wal-Mart stores. In order to fund the initial filing of the litigation, Charles H. Hood and Gary W. Young, each an officer and director of the Company, each loaned the Company $10,000 for which they received an unsecured promissory note from the Company payable within 20 days after final resolution of the Wal-Mart litigation. In addition, the Company agreed to pay to each of Messrs. Hood and Young one percent of any recovery (net of legal fees and costs related to the litigation) received as a result of the Wal-Mart litigation. The Company and Wal-Mart entered into a new contract effective as of September 1, 1995, in settlement of the litigation. Pursuant to the Company's calculation of the net recovery to be received from the Wal-Mart contract entered into in settlement of the litigation, each of Messrs. Hood and Young are entitled to receive approximately $50,056.

     During the first quarter of 1995, the Company completed a private placement of notes and warrants for an aggregate consideration of $200,000. The notes issued in the offering bear interest at a rate of 10% per annum and principal and interest on the notes were due and payable on or before 20 days after the final resolution, by settlement, judgment or otherwise, of the Wal-Mart litigation. Each warrant issued entitled the holder thereof to purchase one share of Common Stock at an exercise price of $0.20 per share at any time within two years of the date of issuance. In addition, the Company agreed to pay to the investors a total of 10% of the net recovery from the Wal-Mart lawsuit or any settlement thereof. Investors in the private placement included Messrs. Hood, Young and Barrett, directors of the Company, and Robert W. Davis and William S. Atherton, each an owner of more than five percent of a class of the Company's outstanding securities. The following table sets forth certain information with respect to the securities acquired by such purchasers in the private placement:

                                           NUMBER OF
                                            SHARES        PRINCIPAL      NET
                       AGGREGATE CASH     UNDERLYING       AMOUNT     RECOVERY
NAME                   CONSIDERATION       WARRANTS       OF NOTES    AMOUNT(1)
----                   --------------     ----------      ---------  -----------

Chuck H. Hood              $ 5,000           12,500        $ 5,000     $12,514
Gary W. Young                5,000           12,500          5,000      12,514
J. Larre Barrett            20,000           50,000         20,000      50,056
Robert W. Davis             10,000           25,000         10,000      25,028
William S. Atherton         20,000           50,000         20,000      50,056

______________
(1) Represents each investor's interest in the net after tax cash flow estimated to be received under the Wal-Mart contract which was entered into in settlement of the litigation. The Company has calculated the total net after tax cash flow recovery from such contract to equal $5,005,000.

     On November 30, 1995, Messrs. Barrett, Davis and Atherton exercised their warrants to purchase the underlying shares of Common Stock in exchange for one-half of the outstanding principal balance of the notes covered in the private placement. At such date, the Company issued replacement notes to Messrs. Barrett, Davis and Atherton in the amounts of approximately $11,468, $5,835 and $11,671, respectively, representing the remaining outstanding principal balance on the original notes and accrued interest on the original notes through such date. Principal and interest are due and payable on such notes on or before June 30, 1997. In addition, on such date Mr. Hood and Mr. Young exchanged the notes purchased in the offering for new notes each in the principal amount of $5,347 (representing the outstanding principal balance of the original notes and accrued interest thereon through such date), which notes mature as to principal and interest on June 30, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to the Company's annual report for the year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADDVANTAGE MEDIA GROUP, INC.


Date:  October 24, 1997        By:   /s/  Gary W. Young
                                    --------------------------------------------
                                    Gary W. Young, Executive Vice President--
                                    Finance and Administration and Treasurer