Form 10QSB
period 1997-09-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1997-11-05
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   x   No ______
                                                                ----

Shares outstanding of the issuer's $.01 par value common stock as of November 5, 1997 is 5,906,584.
Transitional Small Business Issuer Disclosure Format (Check one): Yes __  No x
                                                                             --

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                               September 30,   December 31,
                                                   1997           1996
                                               -------------  ------------
                 ASSETS                        (UNAUDITED)
 Current assets:
   Cash and cash equivalents                      $1,268,046     $  739,140
   Accounts receivable                               110,030        991,544
   Deferred income taxes                           1,935,122      3,288,000
   Other current assets                               46,732         21,166
                                                  ----------     ----------

 Total current assets                              3,359,930      5,039,850

 Property and equipment, at cost:
   Calculators                                     2,815,823      2,157,010
   Office and production equipment                   806,913        478,274
   Furniture and fixtures                             90,278         80,320
                                                  ----------     ----------

                                                   3,713,014      2,715,604

   Accumulated depreciation                          555,893        482,179
                                                  ----------     ----------

                                                   3,157,121      2,233,425

 Deferred income taxes                                    --         41,000


 Patent, net of accumulated amortization of
  $604,451 and $536,349 at September 30,
  1997 and December 31, 1996, respectively           303,659        371,771

 Deferred charges                                    151,784         37,489
                                                  ----------     ----------
 Total assets                                     $6,972,494     $7,723,535
                                                  ==========     ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                September 30,   December 31,
                                                     1997           1996
                                                --------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY             (UNAUDITED)
Current liabilities:
  Note payable to bank                            $        --    $ 1,156,656
  Accounts payable                                    353,737        573,029
  Accrued interest                                         --        138,505
  Accrued settlement obligation                       140,463        567,848
  Other accrued liabilities                           299,044        530,707
  Accrued preferred stock dividends                        --        432,850
  Unearned advertising revenue                        157,662        819,836
                                                  -----------    -----------
Total current liabilities                             950,906      4,219,431


Long-term obligations                                 198,204        108,600
Deferred income taxes                                 359,000        359,000


Stockholders' equity:

   Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A preferred
    stock--227,750 shares issued and
    outstanding at September 30, 1997 and
    December 31, 1996; liquidation preference,
    $911,000                                          760,260        760,260


   Common stock, $.01 par value, 10,000,000
    shares authorized, 5,906,584 and
    5,731,089 issued and outstanding at
    September 30, 1997 and December 31,
    1996, respectively                                 59,066         57,311


  Capital in excess of par value                    8,862,633      8,753,869
  Accumulated deficit                              (4,217,575)    (6,534,936)
                                                  -----------    -----------
Total stockholders' equity                          5,464,384      3,036,504
                                                  -----------    -----------
Total liabilities and stockholders' equity        $ 6,972,494    $ 7,723,535
                                                  ===========    ===========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                      September 30,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
Revenues:
  Advertising sales                              $2,900,958    $2,229,829
  Other                                              15,579         8,467
                                                 ----------    ----------
                                                  2,916,537     2,238,296

Costs and expenses:
  Cost of advertising services                    1,115,217       584,330
  Selling expenses                                  167,572        58,370
  General and administrative expenses               402,448       361,273
                                                 ----------    ----------
                                                  1,685,237     1,003,973
                                                 ----------    ----------
Operating income                                  1,231,300     1,234,323
Interest expense                                      8,924       132,284
                                                 ----------    ----------
Income before provision for income taxes          1,222,376     1,102,039
Provision for income taxes                          473,220       418,882
                                                 ----------    ----------
Net income                                          749,156       683,157
Preferred stock dividends                           (22,899)      (22,900)
                                                 ----------    ----------
Net income applicable to common stock            $  726,257    $  660,257
                                                 ==========    ==========
Net income per common share                      $     0.11    $     0.11
                                                 ==========    ==========
Shares used in computing net income per
   common share                                   6,380,898     5,845,517
                                                 ==========    ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Nine Months Ended
                                                        September 30,
                                                  --------------------------
                                                      1997          1996
                                                  ------------  ------------
Revenues:
  Advertising sales                                $8,608,274    $4,210,459
  Other                                                24,401        14,726
                                                   ----------    ----------
                                                    8,632,675     4,225,185

Costs and expenses:
  Cost of advertising services                      3,022,259     1,204,939
  Selling expenses                                    435,324       114,525
  General and administrative expenses               1,214,421       973,793
                                                   ----------    ----------
                                                    4,672,004     2,293,257
                                                   ----------    ----------
Operating income                                    3,960,671     1,931,928
Interest expense                                       72,738       398,511
                                                   ----------    ----------
Income before provision for income taxes            3,887,933     1,533,417

Provision for income taxes                          1,502,371       582,781
                                                   ----------    ----------
Net income                                          2,385,562       950,636
Preferred stock dividends                             (68,201)      (78,146)
                                                   ----------    ----------
Net income applicable to common stock              $2,317,361    $  872,490
                                                   ==========    ==========
Net income per common share                        $     0.37    $     0.15
                                                   ==========    ==========
Shares used in computing net income per
    common share                                    6,315,209     5,800,939
                                                   ==========    ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                        --------------------------

                                                            1997            1996
                                                        ------------  ------------
OPERATING ACTIVITIES

Net income                                              $ 2,385,562   $     950,636
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Deferred income tax                                  1,393,878         582,781
     Depreciation and amortization                          379,607         233,830
     Accrual of long-term obligations                        89,604          81,450
     Changes in assets and liabilities:
       Accounts receivable                                  881,513          (5,171)
       Other current assets                                 (25,565)        (19,326)
       Deferred charges                                     (82,574)        (99,561)
       Accounts payable                                    (219,294)        (37,514)
       Accrued interest                                    (138,505)        322,880
       Accrued settlement obligation                       (427,383)         38,956
       Other accrued liabilities                           (231,663)         43,710
       Unearned advertising revenue                        (662,174)        163,736
                                                        -----------   -------------
Net cash provided by operating activities                 3,343,006       2,256,407

INVESTING ACTIVITIES
Purchases of property and equipment                      (1,235,192)     (1,379,716)
                                                        -----------   -------------
Net cash used in investing activities                    (1,235,192)     (1,379,716)

FINANCING ACTIVITIES
Proceeds from issuance of bank notes                             --         180,032
Payments on bank note                                    (1,156,656)       (315,000)
Payment on shareholders' and directors' notes                    --         (60,000)
Payment of preferred stock dividends                       (501,051)             --
Exercise of options and warrants                             78,799         436,312
                                                        -----------   -------------
Net cash provided by (used in) financing activities      (1,578,908)        241,344
                                                        -----------   -------------
Increase in cash                                            528,906       1,118,035
Cash at beginning of period                                 739,140          20,444
                                                        -----------   -------------
Cash at end of period                                   $ 1,268,046   $   1,138,479
                                                        ===========   =============
Supplemental disclosures of cash flow information:
   Interest paid                                        $   280,304   $      45,145
                                                        ===========   =============
   Income taxes paid                                    $   108,576   $          --
                                                        ===========   =============
Non Cash Investing & Financing Activities
   Warrants issued for services                         $    31,720   $          --
                                                        ===========   =============

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract under which the Company will install and maintain Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart has agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through September 30, 1997, cumulative advertising revenues have totaled $15,748,233, reducing the guaranteed advertising revenues to be received in future periods to $7,746,297. Certain terms of the contract were determined based on the following assumed schedule with respect to the number of Supercenter stores to be participating in the Company's program. The following table sets forth the assumed schedule of Supercenter installations pursuant to the Wal-Mart contract's operating plan and the actual installations in Supercenters to date.

                   Shopping             Shopping
        Stores to  Carts to   Stores      Carts
 Year   be Added   be Added  Installed  Installed
------  ---------  --------  ---------  ---------
 1995          33    39,600         41     31,925

 1996         200   240,000        286    234,041

 1997         100   120,000     2/(1)/      1,071

 1998         100   120,000        N/A        N/A
              ---   -------
              433   519,600
              ===   =======

_________________________
(1)  The Company currently plans to install 9 Supercenters during 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company will install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart is obligated to pay the Company $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 has been received by the Company. Wal-Mart Supercenter store installations commenced in October 1995 with 41 stores being installed by year-end. During 1996 a total of 286 additional stores were installed bringing total installations to 327 by the end of 1996. The Company currently plans to install 9 additional Supercenters by the end of 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Advertising revenues increased approximately $671,100 (30%) for the three months ended September 30, 1997 as compared to the same period in 1996. During the third fiscal quarter of 1997, an average of 327 stores contributed revenue for the quarter as compared to 251 for the third quarter of 1996.

Operating income (income before interest, taxes and preferred stock dividends) decreased $3,000 due primarily to higher costs associated with staffing the Company's field service organization to manage and service the installed stores. The Company's net income applicable to common stock was $726,300 for 1997 third quarter, as compared to $660,300 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $473,200 reflects the amortization of the deferred tax asset recognized in 1995.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units, to change advertising messages and depreciation of installed units) increased approximately $530,900 (91%) in the third quarter of 1997 as compared to the same period in 1996 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of Supercenters installed and calculators serviced during the respective periods.

Selling expense increased approximately $109,200 (187%) in the third quarter of 1997. This was primarily due to increases during 1997 in payroll, payroll related expenses, sales representative retainer expenses, advertising and marketing materials costs. During the last quarter of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators installed in Wal-Mart Supercenters.

General and administrative expenses increased $41,200 (11%) in the third quarter of 1997 as compared to the same period in 1996. During 1997, payroll and payroll related expenses increased $36,100 as a result of higher compensation levels and increased staff required to administer the Wal-Mart Supercenter contract. Officer and management bonus accruals increased $20,800 in 1997 as compared to the same period in 1996. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $15,800 during 1997. Expenses related to broker and analyst meetings and other shareholder expenses increased $3,100 over 1996. Decreases amounting to $3,000 occurred in professional fees, occupancy costs, business taxes and other expenses.

Interest expenses decreased approximately $123,400 (93%) during the third quarter of 1997 as compared to the same period in 1996. Interest on bank borrowings decreased $97,100 due primarily to the repayment of all bank debt during 1997. Vendor interest was $7,600 lower and interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $18,700 lower for the third quarter of 1997 as compared to 1996, all because of the reduction of amounts due and past due.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Advertising revenues increased approximately $4,397,800 (104%) for the nine months ended September 30, 1997 as compared to the same period in 1996. During the first nine months of 1997, an average of 327 stores contributed revenue for the quarter as compared to 159 for the same period in 1996.

The significant increase in revenues improved operating income (income before interest, taxes and preferred stock dividends) by $2,028,700 during the first nine months of 1997 as compared to the same period in 1996. The Company's net income applicable to common stock was $2,317,400 for the 1997 first nine months, as compared to $872,500 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $1,502,400 reflects the amortization of the deferred tax asset recognized in 1995.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units, to change advertising messages and depreciation of installed units) increased approximately $1,817,300 (151%) in the first nine months of 1997 as compared to the same period in 1996 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of Supercenters installed and calculators serviced during the respective periods.

Selling expense increased approximately $320,800 (280%) in the first nine months of 1997 compared to the same period in 1996. This was primarily due to increases during 1997 in payroll, payroll related expenses, sales representative retainer expenses, advertising and marketing materials costs. During the last quarter of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators installed in Wal-Mart Supercenters.

General and administrative expenses increased $240,600 (25%) in the first nine months of 1997 as compared to the same period in 1996. During 1997, payroll and payroll related expenses increased $120,400 as a result of higher compensation levels and increased staff required to administer the Wal-Mart Supercenter contract. Officer and management bonus accruals increased $149,200 in 1997 as compared to the same period in 1996. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $50,400 during 1997. Expenses related to broker and analyst meetings and other shareholder expenses increased $4,900 over 1996. Increases amounting to $16,500 occurred in professional fees, occupancy costs, business taxes and other expenses.

Interest expenses decreased approximately $325,800 (82%) during the first nine months of 1997 as compared to the same period in 1996. Interest on bank borrowings decreased $269,300 due primarily to the repayment of all bank debt during 1997. Vendor interest was $17,200 lower and interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $39,300 lower for the first nine months of 1997 as compared to the same period in 1996, all because of the reduction of amounts due and past due.

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

On September 1, 1995, the Company and Wal-Mart entered into a new contract and the Company dismissed the lawsuit. Under the terms of new four-year contract, the Company is required to install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States, and Wal-Mart was to sell the advertising for the calculators during the initial phase of the contract.
During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart has agreed to guarantee advertising revenues to the Company of approximately $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. At the conclusion of the Wal-Mart guarantee phase, the Company has the option to continue the contract through October 6, 1999. Upon conclusion of the contract, the program is subject to re-evaluation by both parties.

The present value of the amount payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who have the right to receive an aggregate of 12% of the net recovery in the Wal-Mart litigation, has been calculated by the Company to be $498,711, excluding accretion of discount, and has been recorded as accrued settlement obligation in the financial statements. Including accretion of the discount, the obligation was $567,848 at December 31, 1996. At September 30, 1997, a total of $140,463 of this amount remained unpaid and it is anticipated that the entire balance of the amounts due will be paid by December 31, 1997.

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

The Company's first revenue period under the new contract began on November 6, 1995. Through September 30, 1997, cumulative revenues received from Wal-Mart totaled $15,748,233, reducing the guaranteed revenues to be received in future periods to $7,746,297. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future, including repayment of all past due obligations.

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

ITEM 2.  CHANGES IN SECURITIES

     (c) (i) As of August 28, 1997, the Company issued to the Tiger Group warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $3.5625 per share. The warrants have a term of four years and vest in 12,500 share annual installments beginning November 28, 1997; provided, however, that if the engagement of the Tiger Group, Inc. is terminated by the Company prior to November 28, 1998, the warrants will still be exercisable for up to 25,000 shares. The warrants were issued as part of the consideration payable to Tiger Group, Inc. for financial public relations services. The warrants were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. Tiger Group, Inc. is an accredited investor and the issuance of the warrants was effected without any advertising or general solicitation and otherwise in compliance with the other conditions and requirements of Rule 506.

               (ii) In September 1997, the Company issued a total of 50,000 shares of its common stock to L.G. Zangani, Inc. in connection with the exercise of warrants issued in September 1995 and which expired on September 30, 1997. The exercise price received by the Company was $1.00 per share. The warrants were issued in 1995 as part of the consideration payable in connection with the public relations services to be performed by L.G. Zangani, Inc. The shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. L.G. Zangani, Inc. is an accredited investor and the issuance of the shares was effected without any advertising or general solicitation and otherwise in compliance with the other conditions and requirements of Rule 506.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          Exhibit No.         Description
          -----------         -----------

            4 Form of Warrant Certificate dated as of August 28, 1997 issued to Tiger Group, Inc.

            10 Letter Agreement dated as of August 25, 1997 between the Company and Wal-Mart Stores, Inc. amending the Shopper's Calculator Contract dated September 1, 1995.

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


                         ADDVANTAGE MEDIA GROUP, INC.

     SIGNATURE                      TITLE                        DATE
     ---------                      -----                        ----


/s/ Gary W. Young      Director, Executive Vice President -   November 5, 1997
-----------------         Finance and Administration and
    Gary W. Young      Treasurer (Authorized Officer and
                       Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.                                  DESCRIPTION
     -----------                                  -----------

         4 Form of Warrant Certificate dated as of August 28, 1997 issued to tiger Group, Inc.


         10 Letter Agreement dated as of August 25, 1997 between the Company and Wal-Mart Stores, Inc. amending the Shopper's Calculator Contract dated September 1, 1995.

         11              Statement re:  Computation of Per Share
                         Earnings

         27              Financial Data Schedule