Form 10KSB
period 1997-12-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1998-03-25
CIK 874292

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
   [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1997


   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period ___________________ to ____________________

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for its most recent fiscal year.  $11,607,663

     As of March 20, 1998, 5,906,584 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $10,693,337.

     Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement to be sent to shareholders in connection with 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one):  Yes     No X
                                                                    ---    ---
================================================================================

                                    PART I

ITEMS 1 AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

GENERAL

     The Company, ADDvantage Media Group, Inc., is in the business of providing advertising services, primarily on Shoppers Calculators/(R)/ which are solar-powered calculators which attach to the handles of shopping carts. The calculators bear the registered trademark "Shoppers Calculator/(R)/" and are designed with the three-fold purpose of increasing the retailer's sales, assisting shoppers while they are in the store and presenting an advertising message targeted to that consumer (in the space provided on the calculator unit). The Company's current operations primarily consist of the installation and operation of its Shoppers Calculator/(R)/ program in Supercenter stores operated by Wal-Mart Stores, Inc. ("Wal-Mart"). Substantially all of the Company's revenues in 1997 were generated from a contract with Wal-Mart. See "--Wal-Mart Supercenters" below.

DEVELOPMENT OF BUSINESS

     The Company was formed in late 1989 for the purpose of producing the Shoppers Calculator/(R)/ and marketing them as in-store advertising vehicles. The Company's business efforts initially were directed toward placing the calculators in retail grocery chains and then selling the advertising space on those calculators to national advertisers. During 1991, the Company installed 163,000 Shoppers Calculators/(R)/ in 794 stores representing 13 grocery chains. The Company incurred a substantial increase in its general and administrative expenses as it increased the size and scope of its operations, but the advertising revenues generated from those installations was significantly less than anticipated under the Company's business plan. Although independent marketing research substantiated the Company's belief in the Shoppers Calculator/(R)/ as an effective in-store advertising medium, the Company believes that national advertisers were reluctant to commit their advertising dollars because calculators were not installed in enough stores in the top market areas to be considered a national advertising network.

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

     In early 1993, the Company redirected its managed in-store Shoppers Calculator/(R)/ program away from the retail grocery chain industry to the mass merchandising industry segment. This move was motivated substantially by the following:

     . The significant decline in advertising revenues from the units installed in grocery chains during the last half of 1992 due, the Company believes, to the limited size and location of the Company's installed network.

     . The opportunity to manage a Shoppers Calculator/(R)/ program in a retail environment that has not previously been available to other in-store advertising companies.

     . The available market penetration (and accompanying media value to advertisers) of the mass merchants.

Because of the strategic change in direction and in an effort to reduce operating costs, the Company removed its calculators from its retail grocery chain network.

     Beginning in 1991, the Company began test marketing the Shoppers Calculator/(R)/ in several Wal-Mart discount stores and, in 1992, added several Kmart stores to its test marketing efforts. The Company entered into agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. However, the July 1993 and June 1994 contracts were never implemented. In January 1995, the Company initiated a lawsuit against Wal-Mart based on Wal-Mart's alleged breach of the terms of the agreements. The Company and Wal-Mart settled the lawsuit and, in connection with such settlement, entered into a new contract, effective as of September 1, 1995, calling for the Company to install and maintain its Shoppers Calculator/(R)/ in all of Wal-Mart's Supercenters in the continental United States. In July 1996, the chief executive officer of Wal-Mart expressed concerns over certain aspects of the September 1995 contract. In August 1996, after meeting with Company officers to address the specific concerns, Wal-Mart issued a press release stating that it remained committed to honoring its contractual obligations to the Company. Since that time, the Company has assumed primary responsibilities for selling the advertising on the calculators under an amendment to the contract and has continued its installation of the Shoppers Calculator/(R)/ program in the Supercenter stores pursuant to the contract. See "--Wal-Mart Supercenters" below.

     The Company continued negotiations with Kmart Corporation ("Kmart") after the Company discontinued its test marketing in Kmart stores in 1993. In June of 1996, the Company entered into an agreement with Kmart. Under the Kmart agreement, the Company has the option to install and maintain its Shoppers Calculators in certain Kmart and Super Kmart Center stores and will be responsible for generating revenues, which will be shared with Kmart, from the sale of the advertising messages. See "--Kmart Stores."

SHOPPERS CALCULATOR/(R)/ PRODUCTS

     The Shoppers Calculator/(R)/ is a 3" x 7 1/2" calculator which mounts on the handles of retail shopping carts and includes an advertising image area of 2 9/16" x 2 1/8" within which advertising messages are positioned. The units themselves are molded from high impact plastic and are constructed to be both water and shock resistant. The calculator performs the basic mathematical functions (add, subtract, multiply and divide) and has an expected life of approximately five years based on the life of the solar cell.

     The calculator units currently installed in the Wal-Mart Supercenter network are attached to the handle of each shopping cart with stainless steel clamps, brackets and headless screws. The Company has developed and produced an all-new Shoppers Calculator/(R)/ unit which is part of an interchangeable system. The new system allows the Company to interchange its calculator shapes-- from the flat-ad standard calculator to the Company's "packaged goods" formatted calculator and vice versa--without having to deinstall the entire unit. This new interchangeable system features a permanent installation mounting base on the handle of each cart, which allows service personnel to change out parts or calculator format with a single mechanical release tool. The advertising image area on the new flat-ad calculator units will be more than 40% larger than advertising image area on the old unit. The Company expects to retrofit all existing Wal-Mart Supercenters with these new units if it enters into a new contract with Wal-Mart. Based on the expectation of the retrofit, the Company changed its estimate of the remaining useful lives of its installed calculators and recorded additional depreciation of $396,375 during 1997. See "Item 6-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Wal-Mart has also approved use of two additional Shoppers Calculator/(R)/ product applications developed by the Company in the form of (i) dual-panel on-shelf signage units and (ii) "take-one" dispensers. Both applications allow the program advertisers to further support the sale of products advertised on the on-cart unit.

WAL-MART SUPERCENTERS

     As discussed above under "--Development of Business," the Company and Wal-Mart entered into a contract, effective as of September 1, 1995, providing for the installation and maintenance of the Company's Shoppers Calculator/(R)/ in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, the Company is responsible for installing its calculators in Wal-Mart's Supercenters, assisting potential advertisers with respect to developing advertising messages, coordinating and obtaining the necessary camera-ready art work, printing and producing the advertising messages, placing and changing the messages on the installed calculators, and servicing and maintaining the calculators installed in the Supercenters.

     Wal-Mart is obligated under the contract to pay the Company $2,700 per installed store, per four week advertising cycle, during the "primary" term of the contract in which Wal-Mart was to be responsible for selling the advertising on the Shoppers Calculators. Wal-Mart is also obligated to pay the Company the amount of any shortfall if the revenues paid to the Company by October 6, 1998, are less than approximately $23.5 million. After the Company has received total revenues of approximately $23.5 million from Wal-Mart, the Company has the option to continue the contract through October 6, 1999, the expiration date of the contract. After the payment of the $23.5 million, Wal-Mart has no obligation to guarantee advertising revenues, and any advertising revenues received from third party advertisers will be split 90% to the Company and 10% to Wal-Mart.

     During the last quarter of 1996, the Company, at Wal-Mart's request, assumed primary responsibility for sales of advertising, and this arrangement was formalized in an amendment to the Wal-Mart contract in August 1997. The Company has submitted a proposed new contract to Wal-Mart for the Shoppers Calculator program which would be implemented after the Company has received the approximately $23.5 million of guaranteed revenues provided for under the current contract. Based on the current number of Supercenters installed with the Shoppers Calculator/(R)/ program, the Company anticipates that the Wal-Mart revenue guaranty will be paid in full by June 14, 1998. There is no assurance at this time, however, whether the Company and Wal-Mart will enter into a new contract, or, if a new contract is entered into, what the terms of the contract will be. As of March 20, 1998, no formal action on the proposed contract had been taken. However, Wal-Mart is assisting the Company's efforts to further develop the Shoppers Calculator/(R)/ program in the Supercenter network by providing, without charge to advertisers or the Company:

     . the right to place Shoppers Calculators/(R)/ with a dual ad panel and flashing lights on the shelves where the advertised products are located;

     . the right to place Shoppers Calculator "Take One" dispensers (containing recipes, cross-sell information, etc.) on the shelves where the advertised products are located;

     . broadcast advertising spots over each store's public address system for products which are advertised on the Shoppers Calculators/(R)/; and

     . statistical information gleaned from its retail-link system regarding sales of advertised products which is useful in evaluating the effectiveness of the advertising on the Shoppers Calculators/(R)/.

This assistance is not required of Wal-Mart under the terms of the contract and any or all of it could be terminated or modified at any time.

     At December 31, 1997, Shoppers Calculators/(R)/ were installed on approximately 275,000 shopping carts in 336 Wal-Mart Supercenters. As of January 31, 1998, Wal-Mart operated approximately 440

Supercenters and had announced plans to add approximately 120 additional Supercenters during 1998. The Company currently does not intend to install calculators in additional Supercenters under the current contract. If the Company is successful in negotiating a new contract with Wal-Mart, it anticipates that it would commence the installation of additional Supercenters, either in conjunction with or after converting its existing network of installed calculators with the new interchangeable calculator units.

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

     Once the Company has received total payments of approximately $23.5 million under the Wal-Mart contract (which is anticipated to occur in mid-June, 1998, and no later than October 6, 1998), the Company has the option to (i) continue the contract or (ii) allow the contract to terminate. If the Company elects to continue the contract, the contract is scheduled to terminate on October 6, 1999. The contract may be terminated earlier upon the breach of any covenant, agreement, representation or warranty which is not cured within 30 days after receipt of written notice of such default. Under the contract, the Company has agreed to reasonably adhere to the schedule for installations and to service and repair the calculators and advertising messages to the extent necessary to assure the proper functional performance and first class appearance of the calculator and advertisement. The Company has warranted to Wal-Mart that each calculator will be in good working order on its installation date and has covenanted to make all necessary adjustments, repairs and replacements necessary to maintain the calculators in good working order. In addition, upon the termination of the contract or upon its expiration, the Company is solely responsible for removing all the calculators from the Supercenters.

     Under the contract, the Company submits a bill to Wal-Mart in the amount of $2,700 for each installed Supercenter at the beginning of each four week advertising cycle. Wal-Mart is obligated to pay the Company within ten business days of Wal-Mart's receipt of any advertising revenues from third parties, but in no event later than 30 days from the beginning of an advertising cycle. As noted previously, the Company assumed responsibility for obtaining advertising revenues on the installed calculator network in the fourth quarter of 1996. Through December 31, 1997, inception-to-date advertising sales by the Company, including system-wide sales and test program sales, have totaled $1,395,863. These advertising sales, less recoverable production costs of $227,259 incurred by the Company for its "packaged good" units, are payable to Wal-Mart under the contract, of which $477,000 had been paid through December 31, 1997. These revenues have been recorded in the Company's financial statements as an account payable since they offset amounts due from Wal-Mart under the contract. See footnote 7 in the notes to Financial Statements.

     If the Wal-Mart contract is not renewed upon its termination and the Company has not then entered into or implemented contracts with other mass merchants or other parties or entered into or acquired new lines of business, the Company may have to cease operations and perhaps liquidate. In any event, it is anticipated that if the Wal-Mart contract is not renewed, it will very likely have a material adverse effect on the Company and its operations.

KMART STORES

     On June 3, 1996, the Company and Kmart entered into an agreement whereby the Company will install and maintain its Shoppers Calculator/(R)/ in designated Kmart and Super Kmart Centers stores at no cost to Kmart. Under the agreement, the Company will be responsible for selling the advertising to be placed on the calculators and has agreed to pay Kmart a fee equal to 15% of the gross advertising revenues generated. The agreement is for an initial term of one year and continues thereafter on a month to month basis until terminated by either party on 60 days' prior written notice. The agreement is subject to earlier termination by a party in the event of (i) a material breach of the agreement by the other party, (ii) a material failure of any covenant, representation or warranty set forth in the agreement, (iii) the insolvency or certain events of bankruptcy of the other party, or (iv) the cessation of operations of the other party.

     The number of Kmart stores to initially be included in the Shoppers Calculator program has not yet been determined by the parties; however, the Company currently anticipates that the agreement will initially include approximately 125 Super Kmart Centers and 50 Kmart "Pantry" Stores. The Company anticipates that it will not commence installation of its calculators in the Kmart stores until it (i) receives sufficient advertising commitments necessary to cover the manufacturing and installation costs of the calculators to be installed in such stores and (ii) the Company's new calculator units are available for installation. At this time, the Company is not able to predict when or if installation of Shoppers Calculators/(R)/ in Kmart stores will commence. No advertising for Shoppers Calculators has been sold or committed at this time and the Company cannot predict with any certainty what the price for advertising on such calculators will be if and when they are ultimately installed.

RECENT DEVELOPMENTS

     On January 28, 1998, the Company entered into a letter of intent to acquire Sports Display, Inc. ("Sports Display") of Rancho Santa Margarita, California, and its affiliated company Sports Display of Canada, Inc. at a purchase price of $16.75 million. Sports Display owns and services advertising-supported activity boards in more than 3,000 health clubs, golf clubs, tennis clubs and grocery stores throughout the United States. The principal revenues of Sports Display are derived from the sale of advertising for display on the activity boards.

     The purchase price is payable in cash of $8.5 million, seller financed notes of $5.25 million and convertible preferred stock to be valued at $3.0 million. The Company will also be obligated to pay an additional $1.5 million at closing for certain non-compete and employment contracts. Consummation of the acquisition of Sports Display is conditioned upon a number of factors, including, among others, the negotiation, execution and delivery of a definitive agreement with respect to such transactions and the Company's obtaining financing of the cash portion of the purchase price on terms it deems acceptable. Accordingly, there can be no assurance at this time that the acquisition will be consummated.

MARKETING

     MASS MERCHANDISING PROGRAM. As discussed above under "--Development of Business," in early 1993, the Company redirected its efforts away from the retail grocery chain network towards the mass merchandising industry. The Company intends to focus its efforts on fully developing its Shoppers Calculator/(R)/ network under the Wal-Mart and Kmart agreements in the near future. Accordingly, the Company is not negotiating with any other mass merchandisers at this time. The Company anticipates that it will offer its Shoppers Calculator/(R)/ program to other mass merchandisers in the future if it is successful in developing the Wal-Mart and Kmart networks. Currently, the Company believes it will offer to install the Shoppers Calculator/(R)/ in a mass merchandiser's retail store chain at no cost to the merchandiser and, in consideration therefor, will agree to pay the merchandiser a percentage of the advertising revenues generated from the units installed in the stores. The Company expects that it will tailor the specific terms of any future installation programs to meet the requirements of each of its future mass merchandiser customers, if any. There can be no assurance at this time what the specific terms of any such agreements will be should the Company be successful in its efforts to enter into an agreement with any additional mass merchandisers in the future.

     Revenues generated from the Wal-Mart contract accounted for approximately 99.5% of the Company's total revenues in each of 1997 and 1996. The Company anticipates that the Wal-Mart contract will continue to account for a significant portion of the Company's revenues in 1998.

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

     Under the Company's Shoppers Calculator/(R)/ program with Wal-Mart, the Company has assumed primary responsibility for obtaining advertising contracts from national advertisers for the calculators installed in the Supercenters. Under the Kmart agreement, and under the program expected to be offered eventually to other mass merchandising retail chains, the Company will also be responsible for obtaining advertising contracts covering the calculator units to be installed in each merchandiser's chain.

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

     The Company has developed "package concept" calculators, which are calculators with the shape and design of canned products (such as a soup, soft drink or beer can) or packaged products (such as a detergent box, rice package or candy bar), which also are attached to shopping cart handles. These calculators would duplicate the packaging and bear the trademark and trade name of a particular brand of product manufactured by an advertiser. The Company has developed a new mounting base so that the Company's package concept calculators will be more readily interchangeable with the Company's standard calculator.
The package concept and standard calculators manufactured for use in the future with the new mounting base will contain a larger advertising space. During 1977, the Company spent approximately $300,000 for the engineering, design and tooling necessary to commence manufacturing the mounting base, package concept calculators and new standard interchangeable calculators. The Company has introduced five different "package concept" calculators for certain major manufacturers.

     The Company currently uses a combination of an in-house marketing staff and independent sales representatives for obtaining advertising commitments for the Company's Shopper Calculator/(R)/ program. The Company has two full-time employees comprising its in-house marketing staff and has agreements with three independent sales representatives located in the New York and San Francisco markets. Under its agreements with each of the independent sales representatives, the Company pays the representative a fixed monthly amount during the initial stage of the contract, usually six to nine months, and sales commissions up to 5% on the advertising revenues generated by the representative. As a result of the establishment of the Company's marketing force, it is likely that the Company's costs will increase with respect to its generation of advertising revenues in the future and, as a consequence, without corresponding increases in the number of stores included in its Shoppers Calculator/(R)/ program or an increase in the advertising rates obtained, the Company's net revenues may decline by the increased costs incurred. In addition, the Company is currently obtaining guaranteed revenues for each advertising cycle for each Supercenter which is fully installed with the Shoppers Calculator/(R)/. There can be no assurance at this time that the Company will be able to sell all available advertising slots during any advertising cycle in the future or that it will be able to sell such advertising at prices that are comparable with that received currently under the Wal-Mart agreement.

COMPETITION

     Currently, most major mass merchandising chains have not licensed third parties to sell in-store advertising in their retail stores. As a result, the Company may be one of the first advertising providers serving the mass merchants' retail stores. However, there are numerous competitors providing other types of in-store advertising mediums to other types of retailers including the framed advertising on the front of each shopping cart, shelf and aisle signs and displays, and check-out counter signage. Most of these possible competitors have greater financial and human resources and generally a more diversified product line than the Company. In addition, one or more of the Company's competitors could develop a product similar or, should it choose to dispute the validity of the design patent, identical to the Shoppers Calculator/(R)/ and compete directly against the Company.

     Since most manufacturers and suppliers have limited advertising budgets, the Company competes with all other advertising media. It is still uncertain whether the Shoppers Calculator/(R)/ will be able to compete effectively for available advertising dollars.

OPERATIONS

     The Company employs a network of field service technicians to maintain and service the installed units and to replace the advertising inserts on the calculators at the end of each advertising cycle. Each field service technician is responsible for a specified number of Supercenter locations. The Company also employs area supervisors who have the responsibility for overseeing the field service operations for approximately 40 to 50 Supercenter locations, the exact number of such locations depending on the geographic concentration of the stores. In addition, the Company employs regional supervisors who have overall responsibility for the area supervisors and field service technicians in their respective geographic areas. From time to time the Company will establish operating crews, generally consisting of three to four employees, for installing the calculators on the shopping carts at the Wal-Mart Supercenter locations.

     On March 1, 1998, the Company implemented a strategic change in its field service operations from a strict localized service approach to a more mobile, territorial workforce. The new strategy utilizes a group of 38 highly trained area supervisors and roving technicians who have been equipped with customized service vans. The Company believes this strategy will require fewer personnel and reduce field service expenses, while retaining the Company's existing level of high-quality service for its calculator network installed at Wal-Mart Supercenters.

MANUFACTURING

     The Company purchases the components of the Shoppers Calculator/(R)/ from several manufacturers and completes the final assembly at its warehouse facility in Tulsa, Oklahoma. The Company utilizes the services of a purchasing agent to source the components required for assembling the calculator units. In consideration for such services, the Company is paying the agent a consulting fee equal to 15% of the costs of the components purchased by the Company.

     The Company salvaged the internal assemblies (the primary internal calculator components) from approximately 70,000 of the calculators previously installed in the Company's grocery chain network. These assemblies were utilized in the initial Supercenter installations. The Company currently utilizes Gavco Plastics Incorporated ("Gavco"), a manufacturing company located in Broken Arrow, Oklahoma, to manufacture the plastic cases constituting the shell of the calculators. During 1997, Gavco manufactured approximately 106,000 standard calculator shell cases, 99,000 "packaged goods" can concept shell cases and miscellaneous other components.

     The Company currently has an agreement with Nam Tai Electronic & Electrical Products Ltd. ("Nam Tai"), a manufacturing company located in Hong Kong, for the manufacture of the internal assemblies utilized in the assembly of the calculator units. Through February 28, 1998, the Company had received shipments of 346,000 internal assemblies from Nam Tai. As of February 28, 1998, the Company had purchase order commitments for delivery of 79,000 internal assemblies and has posted a letter of credit for its purchase commitments.

     While the Company is currently dependent on its existing suppliers for component parts needed to complete the Shoppers Calculator/(R)/, it believes that there are a number of available suppliers for its component parts and that the loss of any one supplier would not have a material adverse effect on the Company's operations.

     Other components for installation of the units (brackets, clamps, screws and washers) are purchased from various manufacturers in the United States.

DESIGN PATENTS AND TRADEMARKS

     An initial design patent was issued on the Shoppers Calculator/(R)/ design without an advertising space in December 1986. A design patent was issued in August 1992 for the Shoppers Calculator/(R)/ design which includes the advertising space. The Company acquired the rights to these design patents in December 1990. Seven additional design patents were issued in late 1994 for additional designs for the Shoppers Calculator/(R)/. An additional design patent was issued to the Company in March 1998 for a calculator design in the form of certain rectangular packaged goods. The design patents expire 14 years after the date of their issuance. Registration by the Company of the trademark "Shoppers Calculator" was granted in July 1992 for a 10 year term. Registration by the Company of the trademark "Shoppers Calculator and design" with respect to its new logo was granted in November 1997 for a 10-year term. The trademark registrations are renewable by the Company at the end of their terms if the marks are still in use.

     The Company has filed the necessary documentation to seek design patents or registered designs in Australia, Canada, France, Germany, the United Kingdom and Venezuela with respect to the U.S. design patent issued in August 1992. Design patents or registered designs for the Shoppers Calculator/(R)/ have been granted or registered in Australia, Canada, Germany and the United Kingdom. There is no assurance that foreign design patents will ultimately be granted in those countries where applications are pending. In addition, there is no assurance that the granting of design patents or the registration of registered designs will provide adequate protection against competing products.

     The Company believes that the design patent issued in August 1992 is material and important to its business because of (i) the protection it should provide against competitors using this precise design of advertising medium, and
(ii) the revenues it believes it will be able to generate through leasing and sales of the Shoppers Calculators/(R)/ and licensing their use. However, the Company does not believe that the design patent is essential to its success. Because of its development and marketing activities to date and the size of the potential market, the Company believes that it could operate profitably even if it did not have the protection of the design patent. The granting of a patent by the U.S. Patent Office is not determinative of the validity of a patent; such validity can be disputed by third parties in legal proceedings or the Company may be forced to institute legal proceedings to enforce validity. If any such legal proceedings were commenced, the costs thereof could be substantial and have a material adverse effect on the Company. The Company will benefit from the design patent and pending design patent only if it is successful in its efforts to market the advertising space to advertisers, however, there is no assurance that such advertising will be commercially accepted. Additionally, substitutes for successfully patented items are frequently developed and there can be no assurance that a substitute for the Shoppers Calculator/(R)/ will not be successfully developed and marketed, which could have a material adverse effect on the future operations of the Company.

RESEARCH AND DEVELOPMENT ACTIVITIES

     Most of the Company's research activities over the past two fiscal years have consisted of researching the market impact of its Shoppers Calculator program on sales of advertised products in Wal-Mart Supercenters. Most of this market research information was supplied to the Company by Wal-Mart. The Company did not spend a material amount on such research and development activities during these periods.

     During 1997, the Company spent approximately $300,000 for the engineering, design and tooling necessary to commence manufacturing the new mounting base, "package concept" calculators and new standard interchangeable calculators. The Company introduced five different "package concept" calculators for certain major manufacturers in 1997. During 1996, the Company spent approximately $100,000 for engineering, design and tooling costs associated with certain "package concept" calculator products.

PROPERTIES

     The Company maintains its corporate offices at 5100 East Skelly Drive, Meridian Tower, Suite 1080, Tulsa, Oklahoma 74135. The Company currently leases approximately 6,300 square feet for its corporate offices from a third party under a lease which expires on August 31, 1999. The lease provides for monthly rental payments of $6,715, and the Company currently subleases a portion of its rented space for which it receives $1,950 per month. The Company also leases approximately 9,158 square feet of warehouse space in Tulsa, Oklahoma, from a third party. The lease for the warehouse space expires August 30, 2000, and requires monthly rental payments of $3,657.

EMPLOYEES

     At December 31, 1997, the Company had 125 employees, 13 of which were employed in the Company's corporate offices, 103 of which were employed in field service operations and nine of which were employed in the Company's warehouse and installation operations. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is, or, to the Company's knowledge, may become, a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors and serve at its discretion. The executive officers of the Company, their ages and positions held in the Company are as follows:

Name               Age          Position
----               ---          --------
Charles H. Hood     59          Chairman and President

Gary W. Young       56          Executive Vice President--
                                Finance and Administration and
                                Treasurer

Steve C. Oden       45          Vice President, Sales and Marketing


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

     Gary W. Young.  Mr. Young joined the Company in December 1990 as Executive
     -------------
Vice President--Finance and Administration and a director. Mr. Young is also the owner and President of Young Ideas Inc., a financial consulting and investment company he founded in 1987. From 1980 to 1986, he served as Executive Vice President and a Director of Geodyne Resources, Inc., an oil and gas acquisition and exploration company headquartered in Tulsa, Oklahoma. From 1970 to 1980, Mr. Young was Senior Vice President of Finance and Administration and a Director of Cotton Petroleum Corporation, a Tulsa, Oklahoma, based oil and gas exploration company. From 1963 to 1970, he was employed by Arthur Young & Company (now Ernst & Young), a national accounting firm. Mr. Young received a Bachelor of Science degree from Kansas State University and is a Certified Public Accountant.

     Steve C. Oden.  Mr. Oden joined the Company in April 1996 as Vice
     -------------
President, Sales and Marketing. From May 1988 to April 1996, he served as Vice President, Sales for Lowrance Electronics, a manufacturer of sonar and navigational equipment sold to retailers in the marine, sporting goods and avionics markets. From June 1983 to May 1988, he served as Sales Manager for Ramsey Industries, a manufacturer of winches, speed reducers, and transmissions sold to various commercial users and other winches and accessories sold to recreational markets. From 1974 to 1983, Mr. Oden served in various positions, including Sales Manager and International Sales Manager, with the Auto Crane Company, a manufacturer of electric and hydraulic cranes. Mr. Oden received Bachelor of Arts degrees in Business Administration and Psychology from Westminster College.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq Small Cap Market on April 11, 1997 (symbol "ADDM"). Prior to that time, the Company's Common Stock was traded on the OTC Bulletin Board from January 1994, and was listed on the Boston Stock Exchange from August 1991 to January 1994, when listing was terminated for noncompliance with certain capital and surplus requirements of the Exchange. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock as quoted on the Nasdaq Small Cap Market and OTC Bulletin Board, as the case may be.

                                                 COMMON STOCK
                                                 ------------
          PERIOD                                 HIGH    LOW
          ------                                 -----  -----
          FISCAL YEAR 1997:
          First Quarter......................    $6.38  $4.38
          Second Quarter.....................    $5.13  $3.25
          Third Quarter......................    $4.13  $2.94
          Fourth Quarter.....................    $4.31  $1.75

          FISCAL YEAR 1996:
          First Quarter......................    $6.50  $2.25
          Second Quarter.....................    $9.00  $4.75
          Third Quarter......................    $7.00  $1.25
          Fourth Quarter.....................    $6.25  $4.13

     The above quotations represent inter-dealer bid quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     Substantially all of the holders of Common Stock maintain ownership of their shares in "street name" accounts and are not, individually, stockholders of record. At February 28, 1998, there were approximately 86 holders of record of Common Stock. However, the Company believes there are in excess of 950 beneficial owners of Common Stock.

     DIVIDENDS. The Company has not paid cash dividends with respect to the Common Stock in the past and has no present plans to pay dividends on the Common Stock in the foreseeable future. Pursuant to the terms of the Series A Preferred Stock, the Company may not declare or pay dividends on the Common Stock unless cumulative dividends on the Series A Preferred Stock have been paid. At December 31, 1996, Series A Preferred Stock dividends in arrears were $432,850 and accrued interest on such dividends was $98,943. During 1997, all dividends in arrears on the Series A Preferred Stock and accrued interest thereon were paid by the Company.

                                    PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996
----------------------------------------------------------------------

     The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company has agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart is obligated to pay the Company $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 has been received by the Company. At December 31, 1997, a total of 336 Wal-Mart Supercenters were installed, with 41 being installed during 1995, 286 in 1996 and nine during 1997.

     Advertising revenues increased approximately $4,542,200 (65%) for the year ended December 31, 1997, as compared to the year ended December 31, 1996.
During 1997, an average of 329 installed stores contributed revenue for the year as compared to 200 stores for 1996.

     The significant increase in revenues improved operating income (income before interest, taxes and preferred stock dividends) by $1,248,100 for 1997 as compared to 1996. The Company's net income applicable to common stock was $2,631,000 for 1997, as compared to $1,723,300 for 1996. As a result of the implementation of the Wal-Mart contract in September 1995, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $1,697,800 reflects the amortization of the deferred tax asset recognized in 1995.

     Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) increased approximately $2,712,400 (128%) in 1997 as compared to 1996 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of Supercenters installed and calculators serviced during the respective periods. The 1997 increase included an additional depreciation charge of $396,375 resulting from a change in the Company's accounting estimate related to the remaining useful lives of the Shopper Calculators installed in the Wal-Mart Supercenters. This change in estimate of the remaining useful life was made in anticipation of the replacement of the currently installed calculators with the Company's latest model Shoppers Calculator/(R)/ unit. The Company expects to commence installation of the new units by the end of 1998 if it is successful in negotiating a new contract with Wal-Mart.

     Selling expense increased approximately $366,900 (137%) in 1997 compared to 1996. This was primarily due to increases during 1997 in payroll, payroll related expenses, sales representative retainer expenses, advertising and marketing materials costs. During the last quarter of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators installed in Wal-Mart Supercenters.

     General and administrative expenses increased $236,200 (17%) in 1997 as compared to 1996. During 1997, payroll and payroll related expenses increased $129,700 as a result of higher compensation levels and increased staff required to administer the Wal-Mart Supercenter contract. Officer and management bonus accruals increased $86,800 in 1997 as compared to 1996. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $65,900 during 1997. Expenses related to broker and analyst meetings and other shareholder expenses increased $39,900 over 1996. Increases amounting to $45,700 occurred in professional fees, occupancy costs, business taxes and other expenses.

     Interest expenses decreased approximately $407,500 (83%) during 1997 as compared to 1996. Interest on bank borrowings decreased $330,000 due primarily to the repayment of all bank debt during 1997. Vendor interest was $21,500 lower and interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $56,000 lower for 1997 as compared to 1996, all because of the reduction of amounts due and past due.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
---------------------------------------------------------------------

     The Company commenced installations of Supercenters under the Wal-Mart contract in October 1995, with 41 stores being installed by year-end. During 1996, a total of 286 additional stores were installed bringing total installations to 327 by the end of 1996.

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

     Revenues from sales of calculators declined from $114,900 for the year ended December 31, 1995, to $22,300 for the year ended December 31, 1996. Approximately 8,300 units were sold during 1995, compared to approximately 1,500 units sold in 1996.

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

     Selling expense increased approximately $234,200 (714%) in 1996. This was primarily due to increases during 1996 in payroll, payroll related expenses, sales representative retainer expenses and marketing materials costs. In approximately July of 1996, the Company assumed primary responsibility for selling advertising on the Shoppers Calculators/(R)/ installed in Wal-Mart Supercenters.

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

     On September 1, 1995, the Company and Wal-Mart entered into a new contract and the Company dismissed the lawsuit. Under the terms of the new contract, the Company has agreed to install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States, and Wal-Mart was to sell the advertising for the calculators during the initial phase of the contract.
During the last quarter of 1996, the Company assumed responsibility for sales of advertising for the calculators, and this arrangement was formalized in an amendment to the Wal-Mart contract in August 1997. Under the contract, Wal-Mart has agreed to guarantee advertising revenues to the Company of approximately $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. Based on the number of Supercenters installed, the Company anticipates that the guaranteed revenues will be paid in full by June 14, 1998, at which time, the Company has the option to continue the contract through October 6, 1999. If the current contract is continued by the Company, the Company has the right to retain 90% of the advertising revenues generated until the contract terminates. Upon conclusion of the contract, the program is subject to re-evaluation by both parties.

     The Company has submitted a proposal to Wal-Mart for a new Shoppers Calculator contract to be implemented after the Company receives payment of the $23.5 guaranteed revenues provided for under the current contract.

     As of December 31, 1997, calculators have been installed in 336 Supercenters. The Wal-Mart Supercenter network currently contains approximately 440 stores, and Wal-Mart has announced plans to add approximately 120 additional Supercenters during 1998. The Company plans to commence the installation of additional Supercenters if it is successful in negotiating a new contract with Wal-Mart.

     The present value of the amount payable to the participants in the Company's private placement (including Messrs. Hood and Young who provided the initial funding for the lawsuit), who had the right to receive an aggregate of 12% of the net recovery in the Wal-Mart litigation, was calculated by the Company to be $498,711, excluding accretion of discount, and has been recorded as accrued settlement obligation in the financial statements. At December 31, 1997, the accrued settlement obligation had been paid in full.

     The Wal-Mart contract provided the Company with additional bank financing, which has been guaranteed by Wal-Mart, in the amount of $700,000. The note evidencing such financing, including $60,270 of accrued interest, was paid in October 1996.

     On March 6, 1996, the Company completed a restructuring of all past due bank debt effective as of October 1, 1995. The $1,800,000 revolving line of credit, other notes totaling $1,132,622 and accrued interest through September 30, 1995, of $474,034 were combined into a new note in the amount of $3,406,656. During the fourth quarter of 1996, cash flow from operations and proceeds from the Company's warrant redemption were utilized to reduce the principal amount of the loan by $2,250,000. The Company repaid the balance of the loan in the first and second quarters of 1997.

     The Company's first revenue period under the existing Wal-Mart contract began on November 6, 1995. Through December 31, 1997, cumulative revenues received from Wal-Mart totaled $18.7 million, reducing the guaranteed revenues to be received in future periods to $4.8 million. The Company believes the cash flow from the Wal-Mart contract should allow the Company to meet its anticipated cash requirements for the foreseeable future.

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

FORWARD LOOKING STATEMENTS

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to the projected installations of the Shoppers Calculator(R) in the Supercenters and the anticipated dates of payment of the revenues guaranteed by Wal-Mart. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, the Company's dependence on the Wal-Mart contract, the number and rate of new Supercenters constructed by Wal-Mart, general economic conditions and conditions affecting the mass merchandising industry, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, the Company's ability to adequately install and service the calculator units as required by the contract, and other factors which may affect the Company's ability to comply with its obligations under the contract. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item begins at page F-1 following page 18 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     The information required by this item concerning the Company's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997. The information required by this item concerning the Company's executive officers appears as Item 4A of Part I of this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Voting Securities and Principal Holders Thereof" of the Company's Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a)    EXHIBITS:

    The following documents are included as exhibits to this Form 10-KSB. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

    EXHIBIT
    -------

      3.1 Certificate of Incorporation of the Company and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, File No. 33-39902-FW (the "S-18 Registration Statement").

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

     10.3 Amendment dated December 16, 1992 to the Loan Agreement (incorporated by reference to Exhibit 10.5a to the S-1 Registration Statement).

     10.4 Shopper's Calculator Contract, dated as of September 1, 1995, between the Company and Wal-Mart Stores, Inc., as amended by the First Amendment to the Shopper's Calculator Contract, the Second Amendment to the Shopper's Calculator Contract and the Third Amendment to the Shopper's Calculator Contract (incorporated by reference to Exhibit
           10.6 to the S-18 Registration Statement).

     10.5 Promissory Note for $700,000 from the Company to The F&M Bank & Trust Company dated September 5, 1995 (incorporated by reference to Exhibit
           10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.6 Letter agreement dated as of August 25, 1997, between the Company and Wal-Mart Stores, Inc. amending the Shopper's Calculator Contract dated September 1, 1995 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997).

    *10.7 ADDvantage Media, Inc. Supplemental Executive Retirement Plan effective December 7, 1995 and Subsequently Amended March 14, 1996 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.8 Letter Agreement between the Company and The F&M Bank & Trust Company dated March 6, 1996, with respect to $3,406,655.66 credit facility (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

     10.9 Promissory Note for $3,406,655.66 from the Company to The F&M Bank & Trust Company effective October 11, 1995 (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995).

    10.10 Agreement dated June 3, 1996, between the Company and Kmart Corporation (incorporated by reference to Exhibit 10.11 to the S-18 Registration Statement).

     23.1  Consent of Tullius Taylor Sartain & Sartain LLP.

     27.1  Financial Data Schedule.

     27.2  Restated Financial Data Schedule for 1996.

     27.3  Restated Financial Data Schedule for 1997 interim periods.

____________
*  Management contract or compensatory plan.

   (b)     REPORTS ON FORM 8-K:

     None.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report..............................................   F-2

Balance Sheets as of December 31, 1997 and 1996...........................   F-3

Statements of Income for the Years ended December 31, 1997 and 1996.......   F-5

Statements of Changes in Stockholders' Equity for the Years ended
  December 31, 1997 and 1996..............................................   F-6

Statements of Cash Flows for the Years ended December 31, 1997 and 1996...   F-7

Notes to Financial Statements.............................................   F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
ADDvantage Media Group, Inc.

We have audited the accompanying balance sheets of ADDvantage Media Group, Inc. as of December 31, 1997 and 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Media Group, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 3, 1998

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                                      December 31,
                                                 1997               1996
                                              -----------------------------
ASSETS
Current assets:
    Cash and cash equivalents                 $2,003,165         $  739,140
    Accounts receivable                        1,548,961            991,544
    Deferred income taxes                      1,432,000          3,288,000
    Other current assets                          36,086             21,166
                                              -----------------------------



Total current assets                           5,020,212          5,039,850


Property and equipment, at cost:
    Calculators                                2,585,693          2,157,010
    Office and production equipment              891,743            478,274
    Furniture and fixtures                        97,879             80,320
                                              -----------------------------

                                               3,575,315          2,715,604

    Accumulated depreciation                     981,186            482,179
                                              -----------------------------

                                               2,594,129          2,233,425


Deferred tax asset                                41,000                  -

Patent, net of accumulated amortization of
    $627,150 and $536,349 at December 31,
    1997 and 1996, respectively                  280,960            371,771


Other assets                                     186,184             37,489
                                              -----------------------------


Total assets                                  $8,122,485         $7,682,535
                                              =============================


                       See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                                                      December 31,
                                                                1997                1996
                                                             -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                     $         -         $ 1,156,656
    Accounts payable                                             834,115             573,029
    Income taxes payable                                          22,326                   -
    Accrued interest                                                   -             138,505
    Accrued settlement obligation                                      -             567,848
    Other accrued liabilities                                    449,944             530,707
    Accrued preferred stock dividends                                  -             432,850
    Unearned advertising revenue                                 810,001             819,836
                                                             -------------------------------

Total current liabilities                                      2,116,386           4,219,431

Long-term obligations                                            228,072             108,600
Deferred income taxes                                                  -             318,000

Commitments and contingencies                                          -                   -

Stockholders' equity:
    Preferred stock, $1.00 par value, 1,000,000
        shares authorized; Series A, 10% cumulative
        convertible, preferred stock; 227,750 shares issued
        and outstanding at December 31, 1997 and 1996;
        liquidation preference $911,000                          760,260             760,260
    Common stock, $.01 par value, 10,000,000 shares
        authorized; 5,906,584 and 5,731,089 shares
        issued and outstanding at December 31, 1997
        and 1996, respectively                                    59,066              57,311
    Capital in excess of par value                             8,862,634           8,753,869
    Accumulated deficit                                       (3,903,933)         (6,534,936)
                                                             -------------------------------

Total stockholders' equity                                     5,778,027           3,036,504
                                                             -------------------------------

Total liabilities and stockholders' equity                   $ 8,122,485         $ 7,682,535
                                                             ===============================



                       See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                              STATEMENTS OF INCOME


                                                   Year ended December 31,
                                                  1997                1996
                                              -------------------------------

Revenues:
    Advertising                               $11,555,035          $7,012,864
    Other                                          52,628              31,151
                                              -------------------------------

                                               11,607,663           7,044,015

Costs and expenses:
    Cost of advertising services                4,831,397           2,118,966
    Selling expenses                              633,857             266,985
    General and administrative expenses         1,641,545           1,405,336
                                              -------------------------------

                                                7,106,799           3,791,287
                                              -------------------------------

Operating income                                4,500,864           3,252,728
Interest expense                                   80,944             488,408
                                              -------------------------------

Income before income taxes                      4,419,920           2,764,320
Provision  for income taxes                     1,697,817             940,000
                                              -------------------------------

Net income                                      2,722,103           1,824,320
Preferred stock dividends                         (91,100)           (101,045)
                                              -------------------------------

Net income applicable to common stock         $ 2,631,003          $1,723,275
                                              ===============================

Net income per share:
    Basic                                           $0.45               $0.34
                                              ===============================

    Diluted                                         $0.42               $0.30
                                              ===============================



                       See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1996


                                                                              Capital in
                                      Preferred Stock        Common Stock     Excess of   Accumulated
                                     Shares     Amount     Shares    Amount   Par value     Deficit        Total
                                  ---------------------------------------------------------------------------------

Balance, January 1, 1996            277,750   $ 927,167   4,927,620  $49,276  $5,991,428  $(8,258,211)  $(1,290,340)

Conversion of preferred stock       (50,000)   (166,907)     75,562      756     268,346            -       102,195

Issuance of shares on exercise
    of options                            -           -      25,000      250       6,062            -         6,312

Issuance of shares on exercise
    of warrants                           -           -     702,907    7,029   2,488,033            -     2,495,062

Preferred stock dividends
    ($.40 per share)                      -           -           -        -           -     (101,045)     (101,045)

Net income                                -           -           -        -           -    1,824,320     1,824,320
                                  ---------------------------------------------------------------------------------

Balance, December 31, 1996          227,750     760,260   5,731,089   57,311   8,753,869   (6,534,936)    3,036,504

Issuance of shares on exercise
    of options                            -           -         495        5       1,295            -         1,300

Issuance of shares on exercise
    of warrants                           -           -     175,000    1,750      75,750            -        77,500

Sale of warrants                          -           -           -        -      31,720            -        31,720

Preferred stock dividends
    ($.40 per share)                      -           -           -        -           -      (91,100)      (91,100)

Net income                                -           -           -        -           -    2,722,103     2,722,103
                                  ---------------------------------------------------------------------------------

Balance, December 31, 1997          227,750   $ 760,260   5,906,584  $59,066  $8,862,634  $(3,903,933)  $ 5,778,027
                                  =================================================================================



                       See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                                              1997                   1996
                                                                           ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 2,722,103           $ 1,824,320
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Deferred income tax                                                  1,497,000               940,000
        Depreciation and amortization                                          912,707               403,856
        Accrual of long-term obligations                                       119,472               161,285
        Changes in assets and liabilities:
            Accounts receivable                                               (557,417)             (984,618)
            Other current assets                                               (14,920)              (12,652)
            Other assets                                                      (116,974)              (25,425)
            Accounts payable                                                   261,084                14,281
            Income taxes payable                                                22,326                     -
            Accrued interest                                                  (138,505)              (96,949)
            Accrued settlement obligation                                     (567,846)                    -
            Other accrued liabilities                                          (80,763)             (157,075)
            Unearned advertising revenue                                        (9,835)              819,836
                                                                           ---------------------------------

Net cash provided by operating activities                                    4,048,432             2,886,859

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                         (1,182,600)           (1,722,761)
                                                                           ---------------------------------

Net cash used in investing activities                                       (1,182,600)           (1,722,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options and warrants                                          78,799             2,501,374
Proceeds from issuance of bank notes                                                 -               180,032
Payments on bank notes                                                      (1,156,656)           (2,950,000)
Payments of preferred stock dividends                                         (523,950)                    -
Payments on shareholders and directors notes                                         -              (176,808)
                                                                           ---------------------------------

Net cash used in financing activities                                       (1,601,807)             (445,402)
                                                                           ---------------------------------

Increase in cash and cash equivalents                                        1,264,025               718,696
Cash and cash equivalents, beginning of year                                   739,140                20,444
                                                                           ---------------------------------

Cash and cash equivalents, end of year                                     $ 2,003,165           $   739,140
                                                                           =================================

Cash paid during the year for interest                                     $   288,509           $   549,895
                                                                           =================================

Cash paid during the year for taxes                                        $   176,619           $         -
                                                                           =================================

                       See notes to financial statements.

                          ADDVANTAGE MEDIA GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

NOTE 1 - DESCRIPTION OF THE BUSINESS

ADDvantage Media Group, Inc. (the "Company") markets and sells in-store advertising to national advertisers. This advertising is positioned on solar powered calculators attached to the handles of shopping carts. The patented calculators are marketed under the registered trademark "Shoppers
Calculator/(R)/."

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract in settlement of a lawsuit related to prior contracts under which the Company will install and maintain Shoppers Calculators/(R)/ in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart has agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators/(R)/ during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract. If the Company elects to continue the contract, the program will then continue on this basis for a fixed period of time, and upon conclusion of the term of the contract, the program will be subject to re-evaluation by both parties. Through December 31, 1997, cumulative advertising revenues have totaled $18.7 million, reducing the guaranteed advertising revenues to be received in future periods to $4.8 million. Based on the current number of Supercenters installed with the Shoppers Calculator/(R)/ program, the Company anticipates that the Wal-Mart revenue guaranty will be paid in full by June 14, 1998.

The Company has submitted a proposal to Wal-Mart for a new Shoppers Calculator/(R)/ contract to be implemented after receipt of the full $23.5 revenue guarantee provided for under the current contract. Under the current contract, which terminates on October 6, 1999, the Company has the right to retain 90% of the advertising revenue generated after the revenue guarantee period until the contract terminates.

As of December 31, 1997, calculators have been installed in 336 Supercenters. The Wal-Mart Supercenter Network currently contains approximately 441 stores and plans have been announced to add approximately 120 additional Supercenters during 1998. The Company plans to commence the installation in additional Supercenters if it is successful in negotiating a new contract with Wal-Mart.

The Company also has a contract with Kmart Stores, which has not yet been implemented, and expects to contract with other mass merchants in the future.

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

Property and equipment

Property and equipment is recorded at cost. Shoppers Calculators/(R)/ not yet installed ($352,715 and $333,352 at December 31, 1997 and 1996, respectively) are reported in property and equipment. Shoppers Calculators(R) installed and in use are depreciated over a five-year straight-line life. Calculator replacements are charged to accumulated depreciation. Gain or loss is recognized upon complete de-installation of a customer's store or similar service unit. Other property and equipment is depreciated on the straight-line method over estimated useful lives ranging from three to ten years.

Revenue recognition

During the initial phase of the Wal-Mart contract, the Company submits a bill to Wal-Mart in the amount of $2,700 for each installed Supercenter at the beginning of each four week advertising cycle. Advertising revenues, including Wal-Mart billings, are recorded on the accrual basis whereby billings for advertising services attributable to future accounting periods are reported as unearned advertising revenue, a current liability.

Concentrations of credit risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. At December 31, 1997, all cash and cash equivalents were on deposit with one bank. The Company generally does not require collateral from its customers. In 1997 and 1996, sales to Wal-Mart accounted for approximately 99.4% and 99.5% of advertising revenues. At December 31, 1997 and 1996, accounts receivable from Wal-Mart total $907,200 and $882,900, respectively.

Earnings per share ("EPS")

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128") which is effective for fiscal periods ending after December 15, 1997 (see Note 8). SFAS 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of all dilutive potential common shares outstanding. SFAS 128 also requires previously reported EPS to be restated. The adoption of SFAS 128 did not have a material effect on the calculation of EPS.

Patent

The Company's Shoppers Calculators/(R)/ patent was acquired from a person who, at the time, was a director of the Company, and a company in which he was a 50% owner. It is carried at acquisition cost, net of accumulated amortization which is computed on a straight-line basis over the life (three years remaining at December 31, 1997) of such design patent. Since the initial acquisition referred to above, the costs of applying for and obtaining additional design patents and trademarks have been expensed as incurred.

Employee stock options

When the exercise price of employee stock options equals or exceeds the market value of the stock at date of grant, the Company recognizes no compensation expense.

New accounting standards

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company is evaluating the impact of these Statements.

NOTE 3 - BANK BORROWINGS

During 1997, all bank borrowings outstanding at December 31, 1996 were paid.

NOTE 4 - INCOME TAXES

                                                                      1997            1996
                                                                   --------------------------
Current provision:
   Federal                                                         $  200,817        $      -
Deferred provision:
   Federal                                                          1,339,000         841,000
   State                                                              158,000          99,000
                                                                   --------------------------
                                                                    1,497,000         940,000
                                                                   --------------------------

Total provision                                                    $1,697,817        $940,000
                                                                   ==========================

As a result of the Wal-Mart contract, the Company recognized the tax benefits of its net operating losses and temporary differences in the financial statements. The Company utilized $3,349,000 and $2,451,000 of the net operating loss carryforward in 1997 and 1996, respectively. The remaining net operating loss carryforward of $3,740,000 at December 31, 1997 expires in 2009.

The tax effects of temporary differences and the tax loss carryforward that give rise to the deferred tax assets and liabilities at December 31 are as follows:

                                                                                1997               1996
                                                                             -----------------------------
Deferred tax assets:
    Net operating loss carryforward                                          $1,405,000         $2,753,000
    Alternative Minimum Tax credit carryforward                                 177,000                  -
    Accrued expenses                                                             27,000            535,000
    Long-term obligation                                                         87,000             41,000
                                                                             -----------------------------

Total deferred tax assets                                                     1,696,000          3,329,000

Deferred tax liability:
    Financial basis in excess of tax basis of fixed assets                     (223,000)          (359,000)
                                                                             -----------------------------

Net deferred tax assets                                                      $1,473,000         $2,970,000
                                                                             =============================

The components of the net deferred income tax balances recognized in the balance sheet at December 31 follow:

                                         1997              1996
                                       ---------------------------

Current deferred tax assets            $1,432,000       $3,288,000
Non-current deferred tax assets            41,000                -
Non-current deferred tax liabilities            -         (318,000)
                                       ---------------------------
Net deferred tax assets                $1,473,000       $2,970,000
                                       ===========================


The Company's management believes that it is more likely than not that the deferred tax assets will be realized based upon the expected continuation of profitable results of operations.

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                     1997              1996
                                     -----------------------

Statutory tax rate                   34.0%              34.0%
State income taxes, net               4.0                  -
Other                                  .4                  -
                                     -----------------------
                                     38.4%              34.0%
                                     =======================

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

In connection with the 1991 public offering of common stock and common stock purchase warrants, the Company sold to the underwriter warrants to purchase up to 60,000 units at a price of $.001 per warrant. The warrants were exercisable at $7.20 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock for $4.80 per share. The underwriter warrants were exercised during 1996, but the underlying $4.80 stock purchase warrants, which were set to expire on December 31, 1996, have been extended to December 31, 1998. The Company extended the warrants solely as additional consideration in connection with the common stock issuance. As a result, any value attributed to the warrant extension would have no effect on the Company's capital, and was thus afforded no accounting recognition.

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

During the first quarter of 1995, the Company completed an offering of promissory notes and warrants for an aggregate consideration of $200,000. The offering included (a) 500,000 warrants each of which will, upon exercise, entitle the holder to acquire one share of common stock at a price of $.20 per share, with a term of 24 months from the date of issuance and may only be exercised during their term; (b) a total of 10% of the net recovery from a lawsuit with Wal-Mart; and (c) Promissory Notes totaling an indebtedness of $200,000 and bearing interest at the rate of 10% per annum. The warrant exercise price was determined by the low bid price of the Company's common stock on the date of issuance. At the date of issuance, the ability of the Company to continue as a going concern was in doubt, and the value attributed to the warrants was minimal. Therefore, no portion of the note proceeds was attributed to the warrants. On November 30, 1995, investors holding warrants to purchase 425,000 shares of common stock exercised their option by converting promissory notes in the amount of $85,000 to acquire the shares. At the same date, new promissory notes totaling $130,808 (representing $115,000 principal and $15,808 accrued interest on the original notes) were issued. These notes matured on June 30, 1997, but were prepaid in 1996.

In order to fund the initial filing of the Wal-Mart lawsuit, the Company's two executive officers each loaned the Company $10,000 for which they each received a $10,000 unsecured promissory note and the right to receive one percent of any recovery, net of related expenses, received in the Wal-Mart litigation. The present value of the amount payable to the participants in the Company's 1995 offering of promissory notes and warrants, who have the right to receive an aggregate of 12% of any recovery in the litigation, was calculated by the Company to be $498,711 at December 31, 1995. This amount was calculated by estimating the net after tax cash flow that would result from the Wal-Mart contract, and discounting 12% of such cash flow using 9.75% interest rate. The obligation is to be paid out of available cash flow. Including accretion of the discount, the obligation is $567,848 at December 31, 1996. All amounts due were paid in 1997.

At December 31, 1997 and 1996, respectively, 337,750 and 535,698 shares of common stock are reserved for the exercise of warrants and conversions of the Series A preferred stock.

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

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income and EPS would have been reduced to the following pro forma amounts:

                                         1997              1996
                                      ----------------------------
Net income:
    As reported                       $2,631,003        $1,824,320
    Pro forma                          2,553,258         1,726,470
Basic EPS:
    As reported                       $     0.45        $     0.34
    Pro forma                               0.44              0.32
Diluted EPS:
    As reported                       $     0.42        $     0.30
    Pro forma                               0.40              0.28

A summary of the status of the Company's stock options at December 31, 1997 and 1996, and changes during the years then ended is presented below.

                                                             1997                           1996
                                                 -----------------------------------------------------------
                                                                   Wtd. Avg.                     Wtd. Avg.
                                                     Shares        Ex. Price       Shares        Ex. Price
                                                 -----------------------------------------------------------
EMPLOYEES:
Outstanding at beginning of year                       497,000       $0.52           355,000       $0.32
Granted                                                 42,250        3.38           157,000        2.13
Exercised                                                 (500)       2.63           (15,000)       0.29
Canceled                                               (21,000)       2.30                 -           -
                                                 -------------                  ------------

Outstanding at end of year                             517,750        1.04           497,000        0.52
                                                 =============                  ============

Exercisable at end of year                             430,000        0.52           430,000        0.57
                                                 =============                  ============

Weighted average fair value of options granted        $   1.87                         $1.80
                                                 =============                  ============

DIRECTORS AND CONSULTANTS:
Outstanding at beginning of year                       100,000       $0.80           120,000       $1.02
Granted                                                 20,000        3.25                 -           -
Exercised                                                    -           -           (10,000)       0.20
Canceled                                                     -           -           (10,000)       4.00
                                                 -------------                  ------------

Outstanding at end of year                             120,000        1.21           100,000        0.80
                                                 =============                  ============

Exercisable at end of year                             120,000        1.21           100,000        0.80
                                                 =============                  ============

Weighted average fair value of options granted        $   1.81                  $         -
                                                 =============                  ============


The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                       -------------------------------------------------------------------------------------------
                           Number           Weighted Avg.                               Number
      Range of          Outstanding           Remaining            Wtd. Avg.         Exercisable         Wtd. Avg.
  Exercise Prices       at 12/31/97       Contractual Life         Ex. Price         at 12/31/97         Ex. Price
------------------------------------------------------------------------------------------------------------------
EMPLOYEES:
$0.20 - $1.00             440,000            6.49 years              $0.53              430,000            $0.52
$2.63 - $4.75              77,750            8.93 years              $3.89                    -            $ -
                        ---------                                                     ---------

                          517,750                                                       430,000
                        =========                                                     =========

DIRECTORS AND
  CONSULTANTS:
$0.20 - $1.00             100,000            7.17 years              $0.80              100,000            $0.80
$2.63 - $4.75              20,000            9.51 years              $3.25               20,000            $3.25
                        ---------                                                     ---------

                          120,000                                                       120,000
                        =========                                                     =========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.07% and 5.42%; expected dividend yields of 0.0; expected lives of 5 years; and expected volatility of 57% and 120%.

At December 31, 1997 and 1996, respectively, 575,163 and 570,809 shares of common stock were reserved for the exercise of stock awards of which 57,413 and 73,809 shares were available for future grants.

NOTE 6 - EMPLOYEE BENEFIT PLANS

In November 1991, the stockholders adopted the ADDvantage Media Group, Inc. 401(k) Plan. The Plan has a calendar year end. Employees working at least 1,000 hours during a consecutive twelve month period and at least 21 years of age are eligible to participate. Employees may contribute 1% to 15% of the compensation. The Company may make a discretionary match not to exceed 6% of the participants' compensation. Employer contributions are fully vested after six years of service. Employer contributions for 1997 and 1996 were $39,408 and $0, respectively.

Effective December 7, 1995, the Company adopted the Supplemental Executive Retirement Plan (Plan), a nonqualified plan. Two of the Company's executive officers are the initial participants. Generally, the Plan provides for retirement benefits for participants who remain employed with the Company until age 65, with a reduced benefit available for early retirement at age 62. Benefits will be funded by life insurance policies of $1,900,000 and $1,800,000 on the lives of the participants, for which the Company is the beneficiary. Deferred compensation expense of $119,471 and $108,600 was accrued for 1997 and 1996, respectively. The deferred compensation liability is included in the balance sheet in long-term obligations payable. For 1997 and 1996, the cost of the related life insurance, net of increase in cash surrender value, is $88,613 and $165,648, respectively. The cash surrender value of the policies at December 31, 1997, was $112,779.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Although not required to do so under the Wal-Mart contract, during 1996, the Company, at Wal-Mart's request, commenced activities to sell advertising in the Wal-Mart Supercenters to parties other than Wal-Mart. This arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Amounts billed for these sales have been deferred in accounts payable.

Through December 31, 1997, inception-to-date advertising sales (full system and test program) by the Company's sales staff have totaled $1,395,863. The total advertising sales amount, less cost recovery of $277,259 for packaged goods manufacturing cost, is due to Wal-Mart, of which $477,000 has been paid through December 31, 1997. The amount due Wal-Mart at December 31, 1996, was $192,000.

At December 31, 1997, the Company had outstanding commitments to purchase calculator and installation components in the amount of $194,970. An open letter of credit for $116,000 has been obtained to support future payment of the outstanding commitments.

Commitments at December 31, 1997, under noncancellable operating leases for office, warehouse space and vehicles are as follows: 1998 - $229,043; 1999 - $104,378 and 2000 - $29,256.

Total rent expense for the years ended December 31, 1997, and 1996, was $109,712 and $78,265, respectively.

NOTE 8 - EARNINGS PER SHARE

Basic and diluted EPS for the years ended December 31, 1997 and 1996, were computed as follows:


                                                                          1997              1996
                                                                       ----------------------------
Basic EPS Computation:
    Net income                                                         $2,722,103        $1,824,320
    Less preferred stock dividends                                         91,100           101,045
                                                                       ----------------------------

    Net income available to common stockholders                        $2,631,003        $1,723,275
                                                                       ============================

    Weighted average shares outstanding                                 5,852,299         5,095,434
                                                                       ----------------------------

Basic EPS                                                              $     0.45        $     0.34
                                                                       ============================

Diluted EPS Computation:

    Net income available to common stockholders                        $2,631,003        $1,723,275
                                                                       ============================

    Weighted average shares outstanding                                 5,852,299         5,095,434
    Incremental shares for assumed exercise
    of securities:
          Warrants                                                          1,203           263,253
          Options                                                         463,123           458,282
                                                                       ----------------------------

                                                                        6,316,625         5,816,969
                                                                       ============================

Diluted EPS                                                            $     0.42        $     0.30
                                                                       ============================

The 227,750 shares of convertible preferred stock were not included in the computation of diluted EPS as their effect is anti-dilutive. Outstanding warrant and stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS. The balance of such warrants and options was 91,500 in 1997 and none in 1996.

NOTE 9 - SUBSEQUENT EVENTS

On January 21, 1998, the Company entered into a letter of intent to acquire Sports Display, Inc. of Rancho Santa Margarita, California, and its affiliated company, Sports Display of Canada, Inc. Sports Display owns and services advertising-supported activity boards in more than 3,000 health clubs, golf clubs, and grocery stores throughout the U. S. and Canada. The principal revenues of Sports Display are from the sale of local/regional advertising for display on the activity boards. The Company sold ads to over 24,000 different advertisers and reported unaudited revenues during its fiscal year ended August 31, 1997, of approximately $12.1 million.

The purchase price of $16.75 million is payable in cash, seller financed notes of $5.25 million and convertible Preferred Stock of $3 million. An additional $1.5 million will be paid at closing for non-compete and employment contracts. Closing of the transaction is conditioned upon a number of factors, including the negotiation of a definitive agreement and obtaining a commitment for the needed financing.

In January 1998, the stockholders adopted the 1998 Incentive Stock Plan which provides for the award to officers, directors, key employees and consultants of stock options and restricted stock. When issued, option prices will be set by the Board of Directors and may be greater than, equal to or less than the fair market value on the grant date. The provisions included in this plan have no effect on the provisions of the 1991 Employee Stock Plan discussed in Note 5.

NOTE 10 - CHANGE IN ACCOUNTING ESTIMATE

During the fourth quarter of 1997, the Company changed its accounting estimate related to the remaining useful lives of existing Shoppers Calculators( installed in Wal-Mart Supercenters and recorded additional depreciation of $396,375. This change in estimate of the remaining useful life was made in anticipation of the replacement of the currently installed calculators with the Company's latest model Shoppers Calculator/(R)/ unit. The Company expects to commence installation of the new units by the end of 1998, after receipt of a new Shoppers Calculator/(R)/ contract as discussed in Note 1.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected comparative fourth quarter data are as follows:

                                                                   1997                  1996
                                                                --------------------------------

Revenues                                                        $2,974,988            $2,818,830
Costs and expenses                                               2,434,795             1,498,030
                                                                --------------------------------

Operating income                                                   540,193             1,320,800
Interest expense                                                     8,206                89,897
                                                                --------------------------------

Income before income taxes                                         531,987             1,230,903
Provision for income taxes                                         195,446               357,219
                                                                --------------------------------

Net income                                                         336,541               873,684
Preferred stock dividends                                          (22,899)              (22,899)
                                                                --------------------------------

Net income applicable to common stock                           $  313,642            $  850,785
                                                                ================================

Net income per common share:
   Basic                                                        $      .05            $     0.16
                                                                ================================

   Diluted                                                      $      .05            $     0.14
                                                                ================================

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADDVANTAGE MEDIA GROUP, INC.


Date:  March 20, 1998               By: /s/ Charles H. Hood
                                        -----------------------
                                    Charles H. Hood
                                    President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                    TITLE                     DATE
        ---------                    -----                     ----


 /s/ Charles H. Hood     President and Director            March 20, 1998
-----------------------  (Principal Executive Officer)
Charles H. Hood

 /s/ Gary W. Young       Executive Vice President-         March 20, 1998
-----------------------  Finance and Administration,
Gary W. Young            Treasurer and Director
                         (Principal Financial Officer and
                         Principal Accounting Officer)
                                                           March 20, 1998
 /s/ J. Larre Barrett    Director
-----------------------
J. Larre Barrett

 /s/ John W. Condon      Director                          March 20, 1998
-----------------------
John W. Condon