Form 10QSB
period 1998-03-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1998-05-15
CIK 874292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

Shares outstanding of the issuer's $.01 par value common stock as of May 13, 1998 is 5,906,584. Transitional Small Business Issuer Disclosure Format (Check
one): Yes     No X
          ---   ---

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS


                                               March 31,    December 31,
                                                  1998          1997
                                              ------------  ------------
                   ASSETS                      (UNAUDITED)

Current assets:

  Cash and cash equivalents                    $3,688,666     $2,003,165
  Accounts receivable                             301,194      1,548,961
  Deferred income taxes                           990,213      1,432,000
  Other current assets                             22,820         36,086
                                               ----------     ----------
Total current assets                            5,002,893      5,020,212

Property and equipment, at cost:
  Calculators                                   2,682,252      2,585,693
  Office and production equipment                 918,442        891,743
  Transportation equipment                        347,545             --
  Furniture and fixtures                           99,778         97,897
                                               ----------     ----------
                                                4,048,017      3,575,315
Accumulated depreciation                        1,057,402        981,186
                                               ----------     ----------
                                                2,990,615      2,594,129


Deferred tax asset                                 41,000         41,000

Patent, net of accumulated amortization of
 $649,854 and $627,150 at March 31, 1998
 and December 31, 1997, respectively              258,256        280,960
Other assets                                      233,121        186,184
                                               ----------     ----------
Total assets                                   $8,525,885     $8,122,485
                                               ==========     ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1998          1997
                                                  ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY              (UNAUDITED)
Current liabilities:
  Notes payable                                   $   333,724    $        --
  Accounts payable                                    541,475        834,115
  Income taxes payable                                     --         22,326
  Other accrued liabilities                           185,523        449,944
  Unearned advertising revenue                        615,600        810,001
                                                  -----------    -----------
Total current liabilities                           1,676,322      2,116,386


Long-term obligations                                 260,928        228,072


Shareholders' equity:

   Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A preferred
    stock--227,750 shares issued and
    outstanding at March 31, 1998 and
    December 31, 1997; liquidation preference,
    $911,000                                          760,260        760,260

   Common stock, $.01 par value, 10,000,000
    shares authorized, 5,906,584 issued and
    outstanding at March 31, 1998 and
    December 31, 1997.                                 59,066         59,066

   Capital in excess of par value                   8,862,633      8,862,634

   Accumulated deficit                             (3,093,324)    (3,903,933)
                                                  -----------    -----------
Total stockholders' equity                          6,588,635      5,778,027
                                                  -----------    -----------
Total liabilities and stockholders' equity        $ 8,525,885    $ 8,122,485
                                                  ===========    ===========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     1998          1997
                                                 ------------  ------------
Revenues:
  Advertising                                     $2,916,001    $2,837,892
  Other                                               32,615         2,356
                                                  ----------    ----------
                                                   2,948,616     2,840,248

Costs and expenses:
  Cost of advertising services                     1,044,684       928,740
  Selling expenses                                   137,696       110,491
  General and administrative expenses                404,388       419,004
                                                  ----------    ----------
                                                   1,586,768     1,458,235
                                                  ----------    ----------

Operating income                                   1,361,848     1,382,013
Interest expense                                       3,820        43,338
                                                  ----------    ----------
Income before income taxes                         1,358,028     1,338,675
Provision for income taxes                           524,768       516,219
                                                  ----------    ----------
Net income                                           833,260       822,456
Preferred stock dividends                            (22,651)      (22,651)
                                                  ----------    ----------
Net income applicable to common stock             $  810,609    $  799,805
                                                  ==========    ==========
Net income per share                              $     0.14    $     0.14
                                                  ==========    ==========
Shares used in computing net income per share      5,906,584     5,779,762
                                                  ==========    ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Three Months Ended March 31,
                                                   ------------------------------
                                                         1998            1997
                                                   ----------------  ------------
OPERATING ACTIVITIES
Net income                                              $  833,260    $  822,456
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Deferred income tax                                   441,787       516,219
     Depreciation and amortization                         241,354       113,983
     Accrual of long-term obligations                       32,856        38,073
     Changes in assets and liabilities:
       Accounts receivable                               1,247,767        88,516
       Other current assets                                 13,266          (758)
       Deferred charges                                    (46,937)      (36,668)
       Notes payable                                       333,724            --
       Accounts payable                                   (292,640)      (97,408)
       Income taxes payable                                (22,326)           --
       Accrued interest                                         --       (24,319)
       Accrued settlement obligation                            --      (152,998)
       Other accrued liabilities                          (264,421)      (64,373)
       Unearned advertising revenue                       (194,402)     (189,192)
                                                        ----------    ----------
Net cash provided by operating activities                2,323,288     1,013,531

INVESTING ACTIVITIES
Purchases of property and equipment                       (615,136)     (209,112)
                                                        ----------    ----------
Net cash used in investing activities                     (615,136)     (209,112)

FINANCING ACTIVITIES
Payments on bank note                                           --      (751,243)
Payment of preferred stock dividends                       (22,651)      (22,651)
Exercise of options and warrants                                --        28,799
                                                        ----------    ----------
Net cash used in financing activities                      (22,651)     (745,095)
                                                        ----------    ----------
Increase in cash                                         1,685,501        59,324
Cash at beginning of period                              2,003,165       739,140
                                                        ----------    ----------
Cash at end of period                                   $3,688,666    $  798,464
                                                        ==========    ==========

Supplemental disclosures of cash information:
Interest Paid                                           $    3,820    $   65,692
                                                        ==========    ==========

Purchase of equipment for notes payable                 $  347,545    $       --
                                                        ==========    ==========

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract in settlement of a lawsuit related to prior contracts under which the Company will install and maintain Shoppers Calculator(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. Under the contract, the Company has the right to retain 90% of the advertising revenue. During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. After the Company has received payment of the total guaranteed advertising revenues, the Company has the option to continue the contract to October 6, 1999. However, Wal-Mart has notified the Company that it will not agree to a new contract or an extension of the current contract past its present term. The Company has not decided whether it will continue the contract beyond the revenue guaranty period. Through March 31, 1998, cumulative advertising revenues have totaled $21.6 million, reducing the guaranteed advertising revenues to be received in future periods to $1.9 million. Based on the current number of Supercenters installed with the Shoppers Calculator(R) program, the Company anticipates that the Wal-Mart revenue guaranty will be paid in full by June 14, 1998.

As of March 31, 1998, calculators were installed in 336 Supercenters. The Company does not plan to install the calculators in additional Supercenters due to Wal-Mart's decision to terminate the program.

The Company also has a contract with Kmart Stores, which has not yet been implemented, and may contract with other mass merchants in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company has agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guarantees that the Company's share of advertising revenues will be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 has been received by the Company. At March 31, 1998, a total of 336 Wal-Mart Supercenters were installed, with 41 being installed during 1995, 286 in 1996, 9 in 1997 and none in 1998.

Advertising revenues increased approximately $78,100 (3%) for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. During the first fiscal quarter of 1998, an average 336 installed stores contributed revenue for the year as compared to 327 stores in the first quarter of 1997.

Operating income (income before interest, taxes and preferred stock dividends) decreased $20,200 during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The Company's net income applicable to common stock was $810,600 for 1998 first quarter, as compared to $799,800 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The first quarter 1998 tax expense of $524,800 and the first quarter 1997 tax expense of $516,200 both reflect the amortization of the deferred tax asset recognized in 1995.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) increased approximately $115,900 (12%) in the first quarter of 1998 as compared to the same period in 1997 as a result of higher labor costs, printing costs and depreciation due to the increase in the number of Supercenters installed and calculators serviced during the respective periods. The first quarter of 1998 increase included an additional depreciation charge of $99,000 resulting from a change in the Company's accounting estimate related to the remaining useful lives of the Shopper Calculators installed in the Wal-Mart Supercenters. This change in estimate of the remaining useful life was made in anticipation of the replacement of the currently installed calculators with the Company's latest model Shoppers Calculator(R) unit. The Company had expected to commence installation of the new units by the end of 1998 if it had been successful in negotiating a new contract with Wal-Mart.

Selling expense increased approximately $27,200 (25%) in the first quarter of 1998 compared to the same period in 1997. This was primarily due to increases during 1998 in payroll, payroll related expenses and sales representative retainer expenses.

General and administrative expenses decreased $14,600 (3%) during the first quarter of 1998 as compared to the first quarter of 1997. During 1998, payroll and payroll related expenses decreased $41,300. Officer and management bonus accruals decreased $5,000 in 1998 as compared to 1997. Executive retirement plan accruals, including insurance cost to fund future payments, increased $6,100 during 1998. Expenses related to broker and analyst meetings and other shareholder expenses increased $12,400 over 1997. Increases amounting to $13,200 occurred in professional fees, occupancy costs and other expenses.

Interest expenses decreased approximately $39,500 (91%) during the first quarter of 1998 as compared to the same period in 1997. Interest on bank borrowings decreased $18,000 due primarily to the repayment of all bank debt during 1997. Vendor interest was $2,900 lower and interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $18,600 lower for 1998 as compared to 1997, all because of the reduction of amounts due and past due.

FINANCIAL CONDITION AND LIQUIDITY

The Company entered into separate agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. The July 1993 and June 1994 contracts were never implemented and on January 18, 1995, the Company filed a suit against Wal-Mart for the alleged breach of the terms of those contract.

On September 1, 1995, the Company and Wal-Mart entered into a new contract and the Company dismissed the lawsuit. Under the terms of the new contract, the Company agreed to install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States, and Wal-Mart was to sell the advertising for the calculators during the initial phase of the contract. During the last quarter of 1996, the Company assumed responsibility for sales of advertising for the calculators, and this arrangement was formalized in an amendment to the Wal-Mart contract in August 1997. Under the contract, Wal-Mart agreed to guarantee advertising revenues to the Company of approximately $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. Based on the number of Supercenters installed, the Company anticipates that the guaranteed revenues will be paid in full by June 14, 1998, at which time, the Company has the option to continue the contract through October 6, 1999.

During August of 1997, the Company submitted a proposal to Wal-Mart for a new Shoppers Calculator contract to be implemented after the Company receives payment of the $23.5 guaranteed revenues provided for under the current contract. During May of 1998, the Company received notification from Wal-Mart that it would not enter into a new agreement or agree to an extension of the current contract. The Company has not yet decided whether it will extend the contract through the revenue guaranty period.

The Company's first revenue period under the existing Wal-Mart contract began on November 6, 1995. Through March 31, 1998, cumulative revenues received from Wal-Mart totaled $21.6 million, reducing the guaranteed revenues to be received in future periods to $1.9 million.

The Company's financial results for the balance of 1998 are largely dependent upon the Company's success in obtaining commitments for advertising during the period subsequent to the time the Wal-Mart guaranteed revenues have been fully
received (expected to be approximately June 14, 1998).   The Company assumed
responsibility for obtaining advertising revenues on the installed calculator network in the fourth quarter of 1996. Through March 31, 1998, inception-to-date advertising sales by the Company, including system-wide sales and test program sales, have totaled $1,543,600, including $147,800 during the first quarter of 1998 (compared with $27,000 for the first quarter of 1997 and $1,200,900 for all of 1997). These advertising sales, less recoverable production costs of approximately $592,000 incurred by the Company for its "packaged good" units, are payable to Wal-Mart under the contract, of which $852,500 had been paid through March 31, 1998. These receipts have been recorded in the Company's financial statements as an account payable since they offset amounts due from Wal-Mart under the contract. Based on the commitments it has received so far and the results of its sales activities during the first quarter of 1998, the Company anticipates that its revenues during the second half of the year may be substantially less than its revenues for the first half of the year. The low amount of advertising commitments for the period subsequent to the revenue guaranty period under the Wal-Mart contract may cause the Company to elect not to continue the contract to October of 1999. It is not certain at this point that the advertising revenues the Company would generate during that period would be sufficient to cover the costs and expenses of continuing the program. Further, the Company's decision regarding the contract and other business opportunities will cause it to reevaluate the likelihood of realizing the tax benefit of its net operating loss carry forward carried in the balance sheet at approximately $990,000.

The Company and Sports Display, Inc. extended their previously announced letter of intent to acquire Sports Display, Inc. (which originally provided that it would terminate if a definitive agreement had not be signed by March 31, 1998) to May 31, 1998. The Company has been pursuing efforts to obtain a commitment for acceptable financing of this transaction. On January 28, 1998, the Company entered into a letter of intent to acquire Sports Display, Inc. and its affiliated company Sports Display of Canada, Inc. at a purchase price of $16.75 million, payable in cash of $8.5 million, seller financed notes of $5.25 million and convertible preferred stock to be valued at $3.0 million. The Company would also be obligated to pay an additional $1.5 million at closing for certain non-compete and employment contracts. Consummation of the acquisition of Sports Display is conditioned upon a number of factors, including, among others, the negotiation, execution and delivery of a definitive agreement with respect to such transactions and the Company's obtaining financing of the cash portion of the purchase price on terms it deems acceptable. It is not clear at this point how the termination of the Wal-Mart contract might affect the Company's ability to consummate this transaction as it is currently structured. Accordingly, there can be no assurance at this time that the acquisition will be consummated.


FORWARD-LOOKING STATEMENTS

Certain statements included in this report which are not historical facts are forward-looking statements, including the information provided with respect to the anticipated dates of payment of the revenues guaranteed by Wal-Mart. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's dependence on the Wal-Mart contract, the Company's ability to sell advertising for its Shoppers Calculator(R) program for periods subsequent to its receipt of the full amount of revenues guaranteed by Wal-Mart, general economic conditions and conditions affecting the mass merchandising industry, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with its obligations under the contract. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

                           PART II--OTHER INFORMATION


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



                          ADDVANTAGE MEDIA GROUP, INC.

SIGNATURE                                TITLE                                    DATE
---------                                -----                                    ----

/s/ CHARLES H. HOOD                      Director and President                   May 14, 1998
---------------------------              (Principal Executive Officer)
Charles H. Hood

/s/ GARY W. YOUNG                        Director, Executive Vice President -     May 14, 1998
---------------------------              Finance and Administration and
Gary W. Young                            Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------

        11                    Statement re:  Computation of Per Share
                              Earnings

        27                    Financial Data Schedule