Form 10QSB
period 1998-06-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1998-08-12
CIK 874292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

Shares outstanding of the issuer's $.01 par value common stock as of August 14, 1998 is 5,906,584.
Transitional Small Business Issuer Disclosure Format (Check one): Yes     No  X
                                                                      ---    ---

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                June 30,    December 31,
                                                  1998          1997
                                              ------------  ------------
                   ASSETS                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                    $2,687,592     $2,003,165
  Accounts receivable                             326,528      1,548,961
  Deferred income taxes                                --      1,432,000
  Other current assets                            109,936         36,086
                                               ----------     ----------
Total current assets                            3,124,056      5,020,212

Property and equipment, at cost:
  Calculators                                   2,305,262      2,585,693
  Office and production equipment                 922,817        891,743
  Transportation equipment                        383,580             --
  Furniture and fixtures                           99,779         97,879
                                               ----------     ----------
                                                3,711,438      3,575,315
  Accumulated depreciation                      1,210,604        981,186
                                               ----------     ----------
                                                2,500,834      2,594,129

Deferred income taxes                                  --         41,000

Patent, net of accumulated amortization of
  $672,558 and $627,150 at June 30, 1998
  and December 31, 1997, respectively             235,552        280,960

Other assets                                      263,161        186,184
                                               ----------     ----------
Total assets                                   $6,123,603     $8,122,485
                                               ==========     ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                                 BALANCE SHEETS

                                                    June 30,    December 31,
                                                      1998          1997
                                                  ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY              (UNAUDITED)
Current liabilities:
   Notes payable                                  $   323,560   $         --
   Accounts payable                                   241,824        834,115
   Income taxes payable                                40,000         22,326
   Other accrued liabilities                          270,388        449,944
   Unearned advertising revenue                        47,850        810,001
                                                  -----------    -----------
Total current liabilities                             923,622      2,116,386

Long-term obligations                                 293,784        228,072

Shareholders' equity:
   Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A preferred
    stock--227,750 shares issued and
    outstanding at December 31, 1997;
    liquidation preference, $911,000                       --        760,260




   Common stock, $.01 par value, 10,000,000
    shares authorized, 5,906,584 issued and
    outstanding at June 30, 1998 and
    December 31, 1997, respectively                    59,066         59,066



   Capital in excess of par value                   8,711,894      8,862,634
   Accumulated deficit                             (3,864,763)    (3,903,933)
                                                  -----------    -----------
Total stockholders' equity                          4,906,197      5,778,027
                                                  -----------    -----------
Total liabilities and stockholders' equity        $ 6,123,603    $ 8,122,485
                                                  ===========    ===========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                         June 30,
                                                --------------------------
                                                    1998          1997
                                                ------------  ------------
Revenues:
  Advertising sales                              $1,947,480    $2,869,424
  Other                                              49,668         6,465
                                                 ----------    ----------
                                                  1,997,148     2,875,889
Costs and expenses:
  Cost of advertising services                      694,429       978,302
  Selling expenses                                  142,716       157,261
  General and administrative expenses               430,618       392,968
                                                 ----------    ----------
                                                  1,267,763     1,528,531
                                                 ----------    ----------
Operating income                                    729,385     1,347,358
Calculator writedown                                364,822            --
Interest expense                                      4,117        20,477
                                                 ----------    ----------
Income before provision for income taxes            360,446     1,326,881
Provision for income taxes                        1,116,204       512,932
                                                 ----------    ----------
Net income (loss)                                  (755,758)      813,949
Preferred stock dividends                           (15,681)      (22,650)
                                                 ----------    ----------
Net income (loss) applicable to common stock     $ (771,439)   $  791,299
                                                 ==========    ==========
Net income (loss) per common share:
  Basic                                          $    (0.13)        $0.14
  Diluted                                        $    (0.13)        $0.12
                                                 ==========    ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Six Months Ended
                                                     June 30,
                                            --------------------------
                                                1998          1997
                                            ------------  ------------
Revenues:
  Advertising sales                          $4,863,481    $5,707,316
  Other                                          82,283         8,821
                                             ----------    ----------
                                              4,945,764     5,716,137
Costs and expenses:
  Cost of advertising services                1,739,113     1,907,042
  Selling expenses                              280,412       267,752
  General and administrative expenses           835,006       811,972
                                             ----------    ----------
                                              2,854,531     2,986,766
                                             ----------    ----------
Operating income                              2,091,233     2,729,371
Calculator writedown                            364,822            --
Interest expense                                  7,937        63,815
                                             ----------    ----------
Income before provision for income taxes      1,718,474     2,665,556
Provision for income taxes                    1,640,972     1,029,151
                                             ----------    ----------
Net income                                       77,502     1,636,405
Preferred stock dividends                       (38,332)      (45,301)
                                             ----------    ----------
Net income applicable to common stock        $   39,170    $1,591,104
                                             ==========    ==========
Net income per common share:
  Basic                                      $     0.01    $     0.27
  Diluted                                    $     0.01    $     0.25
                                             ==========    ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Six Months Ended June 30,
                                                        ---------------------------
                                                            1998           1997
                                                        -------------  ------------
OPERATING ACTIVITIES
Net income                                                $   77,502   $ 1,636,405
Adjustments to reconcile net income to net cash used
 in operating activities:
     Deferred income tax                                   1,473,000     1,029,151
     Depreciation and amortization                           472,472       251,879
     Calculator writedown                                    364,822            --
     Accrual of long-term obligations                         65,712        59,736
     Changes in assets and liabilities:
       Accounts receivable                                 1,222,433       874,229
       Other current assets                                  (73,850)      (22,650)
       Other assets                                          (76,977)      (63,725)
       Accounts payable                                     (592,291)      (55,964)
       Income taxes payable                                   17,674       (19,334)
       Accrued settlement obligation                              --      (285,588)
       Other accrued liabilities                            (179,556)     (317,880)
       Accrued preferred dividends                                --      (370,301)
       Unearned advertising revenue                         (762,151)     (409,916)
                                                          ----------   -----------
Net cash provided by operating activities                  2,008,790     2,306,042
INVESTING ACTIVITIES
Purchases of property and equipment                         (698,591)     (662,963)
                                                          ----------   -----------
Net cash used in investing activities                       (698,591)     (662,963)
FINANCING ACTIVITIES
Proceeds from notes payable                                  383,680            --
Payments on bank note                                             --    (1,156,656)
Payment on notes payable                                     (60,120)           --
Payment of preferred stock dividends                         (38,332)           --
Redemption of preferred stock                               (911,000)           --
Exercise of options and warrants                                  --        28,799
                                                          ----------   -----------
Net cash used in financing activities                       (625,772)   (1,127,857)
                                                          ----------   -----------
Increase in cash                                             684,427       515,222
Cash at beginning of period                                2,003,165       739,140
                                                          ----------   -----------
Cash at end of period                                     $2,687,592   $ 1,254,362
                                                          ==========   ===========
Supplemental disclosures of cash information:
Interest Paid                                             $    7,938   $    83,072
                                                          ==========   ===========
Income Taxes Paid                                         $  127,972   $        --
                                                          ==========   ===========

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract in settlement of a lawsuit related to prior contracts under which the Company will install and maintain Shoppers Calculator/(R)/ in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. Under the contract, the Company has the right to retain 90% of the advertising revenue. During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators/(R)/ during the revenue guaranty period. In May 1998, the Company received the final revenue guarantee payment. The Company had the option to continue the contract to October 6, 1999, however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's decision not to renew the present contract, the Company made the decision to commence de-installation of the Shopper Calculator/(R)/ program beginning June 15, 1998. It is anticipated that the Shopper Calculators/(R)/ will be de-installed by the end of August, 1998.

At the present time, the Company is negotiating contracts with Service Merchandise (approximately 360 stores) and several different divisions of Kroger and an amendment to its contract with Kmart Stores for its Super Kmart Stores (approximately 105 stores). The Company doesn't know if, or when, these will be implemented or if they will be implemented at all, or whether the Company will enter into similar agreements with any other retailers.

The Company is currently evaluating a number of options and opportunities which could include a merger, the sale of the Shoppers Calculator/(R)/ assets or some other business alliance.

NOTE 3 - INCOME TAXES

As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management has determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the second quarter tax provision has been increased to reverse the deferred tax asset. The tax provision for the three months ended June 30, 1998 is as follows:


Current federal and state income taxes, after reduction for
 use of net operating loss in the current period               $   85,000
Deferred taxes, including provision for reversal of
 deferred tax assets                                            1,556,000
                                                               ----------
Total tax provision                                            $1,641,000
                                                               ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guaranteed that the Company's share of advertising revenues would be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 had been received by the Company. At June 30, 1998 the total amount of the revenue guarantee had been received, so therefore, future periods will not include any revenue guarantee payments from Wal-Mart.

Advertising revenues decreased approximately $921,900 (32%) for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997.
During the second fiscal quarter of 1998, the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned during the last half of June 1998.

Operating income (income before interest, taxes and preferred stock dividends) decreased $618,000 during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The Company's net income applicable to common stock was $202,000 for 1998 second quarter, as compared to $791,300 for the same period last year. Based on the Company's decision to de-install the Wal-Mart supercenter program beginning June 15, 1998, it is anticipated that the last half of 1998 will reflect operating losses as the Company defines its future operating strategy. As a result of the de-installation, a $360,400 calculator writedown was recorded during the second quarter of 1998. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The second quarter 1997 tax expense of $512,900 reflects the amortization of the deferred tax asset recognized in 1995. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management has determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the second quarter tax provision has been increased by $1,556,000.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $283,900 (29%) in the second quarter of 1998 as compared to the same period in 1997 as a result of reduced labor costs. On March 1, 1998 the Company significantly reduced the size of its field service staff.

Selling expense decreased approximately $14,500 (9%) in the second quarter of 1998 compared to the same period in 1997. This was primarily due to decreases in marketing materials costs and advertising expenses amounting to $22,000. These decreases were partially offset by increases during 1998 in payroll, payroll related expenses and sales representative retainer expenses of $7,500.

General and administrative expenses increased $37,700 (10%) during the second quarter of 1998 as compared to the second quarter of 1997. During 1998, payroll and payroll related expenses increased $32,800. Officer and management bonus accruals decreased $25,000 in 1998 as compared to 1997. Executive retirement plan accruals, including insurance cost to fund future payments, increased $3,000 during 1998. Expenses related to broker and analyst meetings and other shareholder expenses increased $2,800 over 1997. Increases amounting to $24,100 occurred in professional fees, occupancy costs and other expenses.

Interest expenses decreased approximately $16,400 (80%) during the second quarter of 1998 as compared to the same period in 1997. Interest on bank borrowings decreased $1,900 due primarily to the repayment of all bank debt during 1997. Interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $18,000 lower for

1998 as compared to 1997, all because of the reduction of amounts due and past due. Vendor interest increased during the current quarter by $3,500.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guaranteed that the Company's share of advertising revenues would be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 had been received by the Company. At June 30, 1998, the total amount of the revenue guarantee had been received, so therefore, future periods will not include any revenue guarantee payments from Wal-Mart.

Advertising revenues decreased approximately $843,800 (15%) for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. During the second fiscal quarter of 1998 the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned during the last half of June 1998.

Operating income (income before interest, taxes and preferred stock dividends) decreased $638,100 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The Company's net income applicable to common stock was $1,012,600 for the first half of 1998, as compared to $1,591,100 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The first half 1997 tax expense of $1,029,200 reflects the amortization of the deferred tax asset recognized in 1995. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management has determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the second quarter tax provision has been increased by $1,556,000.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $167,900 (9%) in the first half of 1998 as compared to the same period in 1997 as a result of reduced labor costs. On March 1, 1998 the Company significantly reduced the size of its field service staff.

Selling expense increased approximately $12,700 (5%) in the first six months of 1998 compared to the same period in 1997. During 1998, payroll, payroll related expenses and sales representative retainer expenses increased $42,900.
Marketing materials cost and advertising expenses decreased $30,200 in 1998 as compared to 1997.

General and administrative expenses increased $23,000 (3%) during the first six months of 1998 as compared to the first six months of 1997. During 1998, payroll and payroll related expenses decreased $8,500. Officer and management bonus accruals decreased $30,000 in 1998 as compared to 1997. Executive retirement plan accruals, including insurance cost to fund future payments, increased $9,100 during 1998. Expenses related to broker and analyst meetings and other shareholder expenses increased $15,000 over 1997. Increases amounting to $37,400 occurred in professional fees, occupancy costs and other expenses.

Interest expenses decreased approximately $55,900 (88%) during the first six months of 1998 as compared to the same period in 1997. Interest on bank borrowings decreased $19,900 due primarily to the repayment of all bank debt during 1997. Vendor interest was $600 higher and interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $36,600 lower for 1998 as compared to 1997, all because of the reduction of amounts due and past due.

FINANCIAL CONDITION AND LIQUIDITY

The Company entered into separate agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. The July 1993 and June 1994 contracts were never implemented and on January 18, 1995, the Company filed a suit against Wal-Mart for the alleged breach of the terms of those contract.

On September 1, 1995, the Company and Wal-Mart entered into a new contract and the Company dismissed the lawsuit. Under the terms of the new contract, the Company agreed to install the Shoppers Calculators in all of Wal-Mart's Supercenters in the continental United States, and Wal-Mart was to sell the advertising for the calculators during the initial phase of the contract. During the last quarter of 1996, the Company assumed responsibility for sales of advertising for the calculators, and this arrangement was formalized in an amendment to the Wal-Mart contract in August 1997. Under the contract, Wal-Mart agreed to guarantee advertising revenues to the Company of approximately $23.5 million subject to the Company's obligation to install and service the Shoppers Calculators during the revenue guaranty period. In May 1998, the Company received the final revenue guarantee payment.

During August of 1997, the Company submitted a proposal to Wal-Mart for a new Shoppers Calculator contract to be implemented after the Company receives payment of the $23.5 guaranteed revenues provided for under the current contract. During May of 1998, the Company received notification from Wal-Mart that it would not enter into a new agreement or agree to an extension of the current contract. Based on Wal-Mart's decision not to renew the present contract, the Company made the decision to commence the de-installation of the Shoppers Calculator program beginning June 15, 1998. It is anticipated that the Shoppers Calculators will be de-installed by the end of August 1998.

Based on the Company's decision to de-install the Wal-Mart supercenter program beginning June 15, 1998, it is anticipated that the last half of 1998 will reflect operating losses as the Company defines its future operating strategy.

On January 28, 1998, the Company entered into a letter of intent to acquire Sports Display, Inc. and its affiliated company Sports Display of Canada, Inc. at a purchase price of $16.75 million, payable in cash of $8.5 million, seller financed notes of $5.25 million and convertible preferred stock to be valued at $3.0 million. The Company would also be obligated to pay an additional $1.5 million at closing for certain non-compete and employment contracts. The parties extended this letter of intent to May 31, 1998. However, the termination of the Wal-Mart contract caused the efforts to agree upon a definitive agreement to be put on hold. While the parties have continued to maintain contact and there is the possibility that a transaction will be consummated on some basis (which would most likely vary significantly from the terms and structure contemplated by the letter of intent), there can be no assurance at this time that the acquisition will be consummated.

FORWARD-LOOKING STATEMENTS

Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's ability to obtain new users of the Shoppers Calculator/(R)/ program and to sell advertising for that program, general economic conditions and conditions affecting the mass merchandising industry, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with its obligations under the contract. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

                           PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of the Company was held in the Meeting Tower Conference Room, Meridian Tower, 4th Floor, 5100 East Skelly Drive, Tulsa, Oklahoma on May 28, 1997. At the meeting the following directors were elected for one year terms (with the votes as indicated):

                                                  Abstentions/
                       For      Withheld        Broker Non-Votes
                    ---------   --------        ----------------
Charles H. Hood     5,007,436    98,110               -0-
Gary W. Young       5,007,436    98,110               -0-
J. Larri Barrett    5,007,436    98,110               -0-
John W. Condon      5,007,436    98,110               -0-
Stephen G. Smith    5,007,436    98,110               -0-
Steven C. Oden      5,007,436    98,110               -0-

     The shareholders approved the ADDvantage Media Group, Inc. 1998 Stock Plan (with the votes as indicated):

For: 1,282,647 Against: 553,035 Abstentions: 5,400 Broker Non-Votes: 3,264,464

     The shareholders ratified Tullius Taylor Sartain & Sartain LLP as auditors to perform the audit for the fiscal year ending December 31, 1998 (with the votes as indicated):

For:  5,077,026    Against:  24,020    Abstentions/Broker Non-Votes:  4,500


ITEM 5.   OTHER INFORMATION

  As set forth in the Company's Proxy Statement for the 1998 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy statement for the 1999 Annual Meeting of Stockholders must be received no later than December 29, 1998. Any stockholder who intends to present a proposal at the 1999 Annual Meeting and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8 must provide notice of such proposal to the Company no later than March 14, 1999. Failure to provide timely notice of such proposal will mean that the persons named as proxies will be able to vote the shares for which they have received proxies on such proposal in their discretion.

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



                         ADDVANTAGE MEDIA GROUP, INC.

SIGNATURE                       TITLE                           DATE
---------                       -----                           ----

/s/ Charles H. Hood             President                       August 11, 1998
---------------------           (Principal Executive Officer)
Charles H. Hood

/s/ Gary W. Young               Executive Vice President -      August 11, 1998
---------------------           Finance and Administration and
Gary W. Young                   Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------

        11                    Statement re:  Computation of Per Share
                                 Earnings

        27                    Financial Data Schedule