Form 10QSB
period 1998-09-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1998-11-12
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

Shares outstanding of the issuer's $.01 par value common stock as of November 12, 1998, is 1,476,646.

Transitional Small Business Issuer Disclosure Format (Check one): Yes     No  x
                                                                      ---    ---

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                              September 30,   December 31,
                                                   1998           1997
                                              --------------  ------------
                   ASSETS                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                      $  710,943     $2,003,165
  Accounts receivable                               143,477      1,548,961
  Deferred income taxes                                  --      1,432,000
  Other current assets                               51,016         36,086
                                                 ----------     ----------
Total current assets                                905,436      5,020,212

Property and equipment, at cost:
  Calculators                                     2,123,243      2,585,693
  Office and production equipment                   931,684        891,743
  Transportation equipment                          383,580             --
  Furniture and fixtures                            100,851         97,879
                                                 ----------     ----------
                                                  3,539,358      3,575,315
  Accumulated depreciation                        1,259,054        981,186
                                                 ----------     ----------
                                                  2,280,304      2,594,129

Deferred income taxes                                    --         41,000

Patent, net of accumulated amortization of
  $695,262 and $627,150 at September 30,
  1998 and December 31, 1997, respectively          212,848        280,960
Investment in Ventures Education Systems
  Corporation                                       968,201             --
Other assets                                        219,726        186,184
                                                 ----------     ----------
Total assets                                     $4,586,515     $8,122,485
                                                 ==========     ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                                                  September 30,   December 31,
                                                       1998           1997
                                                  --------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY               (UNAUDITED)
Current liabilities:
  Notes payable                                     $   276,819   $         --
  Accounts payable                                       77,080        834,115
  Income taxes payable                                   40,000         22,326
  Other accrued liabilities                             268,002        449,944
  Unearned advertising revenue                               --        810,001
                                                    -----------    -----------
Total current liabilities                               661,901      2,116,386

Long-term obligations                                   326,640        228,072

Shareholders' equity:
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized; Series A preferred
    stock--227,750 shares issued and
    outstanding at December 31, 1997;
    liquidation preference, $911,000                         --        760,260
  Common stock, $.01 par value, 10,000,000
    shares authorized, 5,906,584 issued and
    outstanding at September 30, 1998 and
    December 31, 1997, respectively                      59,066         59,066
  Capital in excess of par value                      8,711,894      8,862,634
  Accumulated deficit                                (5,172,986)    (3,903,933)
                                                    -----------    -----------
Total stockholders' equity                            3,597,974      5,778,027
                                                    -----------    -----------
Total liabilities and stockholders' equity          $ 4,586,515    $ 8,122,485
                                                    ===========    ===========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       1998           1997
                                                   -------------  ------------
Revenues:
  Advertising sales                                 $    47,850    $2,900,958
  Other                                                  28,226        15,579
                                                    -----------    ----------
                                                         76,076     2,916,537
Costs and expenses:
  Cost of advertising services                          848,311     1,115,217
  Selling expenses                                      107,024       167,572
  General and administrative expenses                   403,590       402,448
                                                    -----------    ----------
                                                      1,358,925     1,685,237
                                                    -----------    ----------
Operating income (loss)                              (1,282,849)    1,231,300
Equity in loss of affiliated company                     21,799            --
Interest expense                                          3,575         8,924
                                                    -----------    ----------
Income (loss) before provision for income taxes      (1,308,223)    1,222,376
Provision for income taxes                                   --       473,220
                                                    -----------    ----------
Net income (loss)                                    (1,308,223)      749,156
Preferred stock dividends                                    --       (22,899)
                                                    -----------    ----------
Net income (loss) applicable to common stock        $(1,308,223)   $  726,257
                                                    ===========    ==========
Net income (loss) per common share:
  Basic                                             $     (0.22)   $     0.13
                                                    ===========    ==========
  Diluted                                           $     (0.22)   $     0.11
                                                    ===========    ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                                ---------------------------
                                                    1998           1997
                                                -------------  ------------
Revenues:
  Advertising sales                              $ 4,911,331    $8,608,274
  Other                                              110,509        24,401
                                                 -----------    ----------
                                                   5,021,840     8,632,675
Costs and expenses:
  Cost of advertising services                     2,587,424     3,022,259
  Selling expenses                                   387,436       435,324
  General and administrative expenses              1,238,596     1,214,421
                                                 -----------    ----------
                                                   4,213,456     4,672,004
                                                 -----------    ----------
Operating income                                     808,384     3,960,671
Calculator writedown                                 364,822            --
Equity in loss of affiliated company                  21,799            --
Interest expense                                      11,512        72,738
                                                 -----------    ----------
Income before provision for income taxes             410,251     3,887,933
Provision for income taxes                         1,640,972     1,502,371
                                                 -----------    ----------
Net income (loss)                                 (1,230,721)    2,385,562
Preferred stock dividends                            (38,332)      (68,201)
                                                 -----------    ----------
Net income (loss) applicable to common stock     $(1,269,053)   $2,317,361
                                                 ===========    ==========
Net income (loss) per common share:
  Basic                                          $     (0.21)   $     0.40
                                                 ===========    ==========
  Diluted                                        $     (0.21)   $     0.36
                                                 ===========    ==========

                          ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                        ---------------------------------
                                                              1998             1997
                                                        ----------------  ---------------
OPERATING ACTIVITIES
Net income (loss)                                           $(1,230,721)     $ 2,385,562
Adjustments to reconcile net income to net cash used
  in operating activities:
     Deferred income tax                                      1,473,000        1,393,878
     Depreciation and amortization                              543,626          379,607
     Calculator writedown                                       364,822               --
     Equity in loss of affiliated company                        21,799               --
     Accrual of long-term obligations                            98,568           89,604
     Changes in assets and liabilities:
       Accounts receivable                                    1,405,484          881,513
       Other current assets                                     (14,930)         (25,565)
       Other assets                                             (33,542)         (82,574)
       Accounts payable                                        (757,035)        (219,294)
       Income taxes payable                                      17,674               --
       Accrued settlement obligation                                 --         (427,383)
       Other accrued liabilities                               (181,942)        (370,168)
       Unearned advertising revenue                            (810,001)        (662,174)
                                                            -----------      -----------
Net cash provided by operating activities                       896,802        3,343,006
INVESTING ACTIVITIES
Purchases of property and equipment                            (526,511)      (1,235,192)
Purchase of Ventures Education Systems Corporation
  common stock                                                 (990,000)              --
                                                            -----------      -----------
Net cash used in investing activities                        (1,516,511)      (1,235,192)
FINANCING ACTIVITIES
Proceeds from notes payable                                     383,680               --
Payments on bank note                                                --       (1,156,656)
Payments on notes payable                                      (106,861)              --
Payment of preferred stock dividends                            (38,332)        (501,051)
Redemption of preferred stock                                  (911,000)              --
Exercise of options and warrants                                     --           78,799
                                                            -----------      -----------
Net cash provided by (used in) financing activities            (672,513)      (1,578,908)
                                                            -----------      -----------
Increase (decrease) in cash                                  (1,292,222)         528,906
Cash at beginning of period                                   2,003,165          739,140
                                                            -----------      -----------
Cash at end of period                                       $   710,943      $ 1,268,046
                                                            ===========      ===========
Supplemental disclosures of cash flow information:
  Interest Paid                                             $    11,512      $   280,304
                                                            ===========      ===========
  Income Taxes Paid                                         $   127,972      $   108,576
                                                            ===========      ===========
Non cash investing and financing activities:
  Warrants issued for services                              $        --      $    31,720
                                                            ===========      ===========

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract in settlement of a lawsuit related to prior contracts under which the Company will install and maintain Shoppers Calculator/(R)/ in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. Under the contract, the Company has the right to retain 90% of the advertising revenue. During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators/(R)/ during the revenue guaranty period. In May 1998, the Company received the final revenue guarantee payment. The Company had the option to continue the contract to October 6, 1999, however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's decision not to renew the present contract, the Company made the decision to commence de-installation of the Shopper Calculator/(R)/ program beginning June 15, 1998. Such de-installation was completed by September 15, 1998.

On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. The lawsuit generally alleges that, at the direction of Wal-Mart's President and CEO, David Glass, Wal-Mart breached contracts with the Company, including a September 1, 1995 contract which was executed in connection with the settlement of claims which the Company had asserted against Wal-Mart in previous litigation. The lawsuit also alleges that based on a course of conduct approved by Mr. Glass, Wal-Mart is liable to the Company for misrepresentation, deceptive trade practices, injurious falsehood, and intentional interference with contractual relationships and business expectancies. The lawsuit also includes a claim for damages under the doctrine of "promissory estoppel."

The civil complaint alleges that the Company has suffered substantial damages as a consequence of the conduct of Wal-Mart, as alleged in the lawsuit. The civil complaint does not, however, refer to a specific dollar amount of damages which the Company seeks to recover from Wal-Mart in the lawsuit.

In response to the lawsuit, on October 6, 1998, Wal-Mart filed a counterclaim against the Company and a third-party complaint against Charles H. Hood, Gary Young, and unidentified "John Doe" defendants. In the counterclaim, Wal-Mart alleged that the Company was liable to Wal-Mart for unspecified compensatory and punitive damages on theories of promissory estoppel, breach of contract, defamation and deceptive trade practices. In the third-party complaint, Wal-Mart further alleged that Mr. Hood and Mr. Young were liable to Wal-Mart for unspecified compensatory and punitive damages for defamation.

The Company believes that the allegations made by Wal-Mart in its counterclaim and third-party complaint are without merit and that the allegations were made for the specific purpose of encouraging the Company to dismiss its lawsuit against Wal-Mart. While the Company is not presently in a position to predict the outcome of this litigation, the Company believes that the litigation brought by Wal-Mart will not materially affect the Company's overall financial condition.

At the present time, the Company is negotiating contracts with Hechinger Company/Builders Square, divisions of Kroger, and other retail chains. The Kmart contract has been amended for the Super Kmart stores (approximately 105 stores) and Big K stores (approximately 670 stores) has approved a partnership pending Super Kmart's results. New developments with consumer goods companies, such as Coca-Cola and Pepsi, are being discussed utilizing a new proprietary extension of the Shoppers Calculator/(R)/.

The Company doesn't know if, or when, any contracts will be implemented or if they will be implemented at all, or whether the Company will enter into similar agreements with any other retailers.

The Company expects to incur losses for the foreseeable future. Presently, business activity is being limited to selling units, which provides unpredictable cash flow, and contacting other retailers about the Shoppers Calculator program. The Company has continued to downsize its staff and overhead requirements in order to continue with limited operational activity while the lawsuit against Wal-Mart is being processed. The Company believes that the outcome of the litigation which it has filed against Wal-Mart will likely have a material impact on its future and the future of the Shoppers Calculator program.

The Company is currently evaluating a number of options and opportunities which could include a merger, the sale of the Shoppers Calculator/(R)/ assets or some other business alliance.

NOTE 3 - INVESTMENT IN VENTURES EDUCATION SYSTEMS CORPORATION

On September 1, 1998 the Company acquired a 28% interest in Ventures Education Systems Corporation, a private company engaged in the commercial development and marketing of proprietary teaching techniques, services, products and materials, principally to public primary and secondary schools. The Company paid $990,000 cash for the interest, which consists of 550,000 shares of common stock. Under the terms of the investment, the Company was able to designate one member of the Ventures Board of Directors. It is also contemplated that the Company may provide certain assistance in connection with the development of Ventures' future marketing and sales efforts and financial planning.

Ventures is a development stage company formed in May of 1997 and is headquartered in New York, New York. Its innovative teaching methods, based on cognitive science precepts, focus on student-centered learning and are designed to improve student motivation. The products and services were developed from the methods and techniques developed by its not-for-profit affiliate, Ventures in Education, Inc., over a period of approximately 17 years. Its methods and techniques strived for improved literacy, logical and quantitative reasoning and problem solving skills. The company's principal customer base is comprised of those public schools which are eligible for Federal "Title I" funds.

Ventures Education Systems Corporation's operating results for the three months ended September 30, 1998 were as follows:

                                                    Three Months ended
                                                    September 30, 1998
                                                        (Unaudited)
                                                    -------------------
        Total Revenues                                       $ 112,055
        Cost and Expenses                                      350,807
                                                             ---------
        Net Loss                                             $(238,752)
                                                             =========
        ADDvantage Media Group, Inc.
           equity in the net loss for the period             $ (21,799)
                                                             =========


NOTE 4 - INCOME TAXES

As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management has determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision was increased to reverse the deferred tax asset in the second quarter. The tax provision for the nine months ended September 30, 1998 is as follows:


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
                                                                        ==========

NOTE 5 - REVERSE STOCK SPLIT

On October 7, 1998, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to effect a one for four reverse stock split. The amendment became effective at the close of business on October 8, 1998.

As a result of the reverse stock split, the total number of issued and outstanding shares of the Company were reduced from 5,906,584 to 1,476,646. The number of shares held by each shareholder was reduced to an amount equal to 25% of the number owned prior to the effectiveness of the reverse split. The number of shares subject to outstanding options and warrants was reduced accordingly. The earnings per share and the shares outstanding have been reported herein on a pre split basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guaranteed that the Company's share of advertising revenues would be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 had been received by the Company. At June 30, 1998 the total amount of the revenue guarantee had been received, so therefore, the quarter ended September 30, 1998 did not include any revenue guarantee payments from Wal-Mart. The Company commenced de-installation of the Wal-Mart Supercenter Program on June 15, 1998 and completed such de-installation approximately September 15, 1998.

Advertising revenues decreased approximately $2,853,100 (98%) for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. During the second fiscal quarter of 1998, the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned after that date. Since the Wal-Mart Supercenter program has been de-installed, the Company is projecting no advertising revenues for the remainder of 1998.

Operating income (loss) decreased $2,514,100 during the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. The Company's net loss applicable to common stock was $1,308,200 for 1998 third quarter, as compared to net income of $726,300 for the same period last year. Based on the Company's decision to de-install the Wal-Mart supercenter program in June 1998, it is anticipated that operating losses will continue for the foreseeable future.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $266,900 (24%) in the third quarter of 1998 as compared to the same period in 1997 as a result of reduced labor costs and depreciation expense. On March 1, 1998, the Company significantly reduced the size of its field service staff. Labor costs and related expenses for the third quarter of 1998 related entirely to the de-installation of the Wal-Mart Supercenter program which was completed approximately September 15, 1998.

Selling expense decreased approximately $60,500(36%) in the third quarter of 1998 compared to the same period in 1997. During 1998, marketing materials costs and advertising expenses decreased $40,000. Payroll, payroll related expenses and sales representative retainer expenses decreased $20,500 in 1998 as compared to 1997. Sales efforts for the third quarter of 1998 were shifted from advertising sales for the Wal-Mart Supercenter program to contacting other retailers regarding the Shoppers Calculator program.

General and administrative expenses increased $1,100 (0%) during the third quarter of 1998 as compared to the third quarter of 1997. During 1998, payroll and payroll related expenses increased $14,300. Officer and management bonus accruals decreased $87,500 in 1998 as compared to 1997. Executive retirement plan accruals, including insurance cost to fund future payments, increased $3,000 during 1998. Expenses related to broker and analyst meetings and other shareholder expenses increased $6,200 over 1997. Deferred acquisition expenses amounting to $75,700 were charged to expense during the third quarter of 1998. Decreases amounting to $10,600 occurred in professional fees, occupancy costs and other expenses.

Interest expenses decreased approximately $5,300 (60%) during the third quarter of 1998 as compared to the same period in 1997. Interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, decreased $8,900 in 1998 as compared to 1997, all because of the reduction of amounts due and past due. Vendor interest increased during the current quarter by $3,600.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guaranteed that the Company's share of advertising revenues will be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 had been received by the Company. At June 30, 1998, the total amount of the revenue guarantee had been received, so therefore, the quarter ended September 30, 1998 did not include any revenue guarantee payments from Wal-Mart. The Company commenced de-installation of the Wal-Mart Supercenter program on June 15, 1998 and completed such de-installation approximately September 15, 1998.

Advertising revenues decreased approximately $3,696,900 (43%) for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. During the second fiscal quarter of 1998 the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned after that date. Since the Wal-Mart Supercenter program has been de-installed, the Company is projecting no advertising revenues for the remainder of 1998.

Operating income decreased $3,152,300 (80%) during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997.
The Company's net loss applicable to common stock was $1,269,100 for the nine months of 1998, as compared to net income of $2,317,400 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The nine months of 1997 tax expense of $1,502,400 reflects the amortization of the deferred tax asset recognized in 1995. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management has determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision for the nine months ended September 30, 1998 has been increased by $1,556,000.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $434,800 (14%) in the first nine months of 1998 as compared to the same period in 1997 as a result of reduced labor costs and depreciation expense. On March 1, 1998 the Company significantly reduced the size of its field service staff. Labor costs and related expenses for the third quarter of 1998 related entirely to the de-installation of the Wal-Mart Supercenter program which was completed approximately September 15, 1998.

Selling expense decreased approximately $47,900 (11%) in the first nine months of 1998 compared to the same period in 1997. During 1998, payroll, payroll related expenses and sales representative retainer expenses increased $22,300. Marketing materials cost and advertising expenses decreased $70,200 in 1998 as compared to 1997. Sales efforts for the third quarter of 1998 were shifted from advertising sales for the Wal-Mart Supercenter program to contacting other retailers regarding the Shoppers Calculator program.

General and administrative expenses increased $24,200 (2%) during the first nine months of 1998 as compared to the first nine months of 1997. During 1998, payroll and payroll related expenses increased $5,800. Officer and management bonus accruals decreased $117,500 in 1998 as compared to 1997. Executive retirement plan accruals, including insurance cost to fund future payments, increased $12,100 during 1998. Expenses related to broker and analyst meetings and other shareholder expenses increased $21,200 over 1997. Deferred acquisition expenses amounting to $75,700 were charged to expense during the third quarter of 1998. Increases amounting to $26,900 occurred in professional fees, occupancy costs and other expenses.

Interest expenses decreased approximately $61,200 (84%) during the first nine months of 1998 as compared to the same period in 1997. Interest on bank borrowings decreased $19,900 due primarily to the repayment of all bank debt during 1997. Vendor interest was $9,100 higher and interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $50,400 lower for 1998 as compared to 1997, all because of the reduction of amounts due and past due.

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

During August of 1997, the Company submitted a proposal to Wal-Mart for a new Shoppers Calculator contract to be implemented after the Company receives payment of the $23.5 guaranteed revenues provided for under the current contract. During May of 1998, the Company received notification from Wal-Mart that it would not enter into a new agreement or agree to an extension of the current contract. Based on Wal-Mart's decision not to renew the present contract, the Company commenced de-installation of the Shoppers Calculator program on June 15, 1998 and completed such de-installation approximately September 15, 1998.

The Company expects to incur losses for the foreseeable future. Presently, business activity is being limited to selling units, which provides unpredictable cash flow, and contacting other retailers about the Shoppers Calculator program. The Company has continued to downsize its staff and overhead requirements in order to continue with limited operational activity while the lawsuit against Wal-Mart is being processed. The Company believes that the outcome of the Wal-Mart litigation will have a material impact on its future and the future of the Shoppers Calculator program.

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

FORWARD-LOOKING STATEMENTS

Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "estimates" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the Company's ability to obtain new users of the Shoppers Calculator/(R)/ program and to sell advertising for that program, general economic conditions and conditions affecting the mass merchandising industry, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with its obligations under the contract. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On September 2, 1998 the Company filed a civil complaint against Wal-Mart Stores, Inc. ("Wal-Mart") in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. The lawsuit generally alleges that, at the direction of Wal-Mart's President and CEO, David Glass, Wal-Mart breached contracts with the Company, including a September 1, 1995, contract which was executed in connection with the settlement of claims which the Company had asserted against Wal-Mart in previous litigation. The lawsuit also alleges that based on a course of conduct approved by Mr. Glass, Wal-Mart is liable to the Company for misrepresentation, deceptive trade practices, injurious falsehood and intentional interference with contractual relationships and business expectancies. The lawsuit also includes a claim for damages under the doctrine of "promissory estoppel."

     The civil complaint alleges that the Company has suffered substantial damages as a consequence of the conduct of Wal-Mart, as alleged in the lawsuit. The civil complaint does not, however, refer to a specific dollar amount of
damages which the Company seeks to recover from Wal-Mart in the lawsuit.   The
Company believes that the outcome of the litigation against Wal-Mart will have a material impact on its future and the future of the Shoppers Calculator program.

     In response to the lawsuit, on October 6,1998, Wal-Mart filed a counterclaim against the Company and a third-party complaint against Charles H. Hood, Gary Young, and unidentified "John Doe" defendants. In the counterclaim, Wal-Mart alleged that the Company was liable to Wal-Mart for unspecified compensatory and punitive damages on theories of promissory estoppel, breach of contract, defamation and deceptive trade practices. In the third-party complaint, Wal-Mart further alleged that Mr. Hood and Mr. Young were liable to Wal-Mart for unspecified compensatory and punitive damages for defamation.

     The Company believes that the allegations made by Wal-Mart in its counterclaim and third-party complaint are without merit and that the allegations were made for the specific purpose of encouraging the Company to dismiss its lawsuit against Wal-Mart. While the Company is not presently in a position to predict the outcome of this litigation, the Company believes that the litigation brought by Wal-Mart will not have a material adverse effect on the Company's overall financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit No.            Description
        -----------            -----------

        2 Stock Purchase Agreement dated as of August 31, 1998 by and between ADDvantage Media Group, Inc. and Ventures Education Systems Corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 14, 1998

        4 Voting Agreement dated as of August 31, 1998 by and among ADDvantage Media Group, Inc.; Maxine E. Bleich; Richard
                       P. Kamenitzer and Marc J. Sokol incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 14, 1998

        11             Statement re: Computation of Per Share Earnings

        27             Financial Data Schedule


        (b)    Reports on Form 8-K.

        A current report on Form 8-K was filed by the Company on September 14, 1998 reporting under Item 2 its acquisition of 550,000 shares of the common stock of Education Ventures System Corporation. No financial statements were filed with that report.

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



                         ADDVANTAGE MEDIA GROUP, INC.


SIGNATURE               TITLE                                        DATE
---------               -----                                        ----

/s/ CHARLES H. HOOD     President                              November 12, 1998
-------------------     (Principal Executive Officer)
Charles H. Hood

/s/ GARY W. YOUNG       Executive Vice President -             November 12, 1998
-------------------     Finance and Administration and
Gary W. Young           Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX


     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------


          2 Stock Purchase Agreement dated as of August 31, 1998 by and between ADDvantage Media Group, Inc. and Ventures Education Systems Corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 14, 1998

          4 Voting Agreement dated as of August 31, 1998 by and among ADDvantage Media Group, Inc.; Maxine E. Bleich; Richard P. Kamenitzer and Marc J. Sokol incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 14, 1998


        11               Statement re:  Computation of Per Share
                              Earnings

        27               Financial Data Schedule