Form 10KSB
period 1998-12-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1999-03-31
CIK 874292

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998


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

                    Common Stock, par value $.01 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No _____

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Issuer's revenues for its most recent fiscal year. $5,025,878

     As of March 29, 1999, 1,476,646 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,569,674.

     Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement to be sent to shareholders in connection with 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one):  Yes     No  X
                                                                     ---    ---

================================================================================

                                 PART I

ITEMS 1 AND 2.    DESCRIPTION OF BUSINESS AND PROPERTIES

General

     The Company, ADDvantage Media Group, Inc., is in the business of providing advertising services, primarily on Shoppers Calculators(R) which are solar-powered calculators which attach to the handles of shopping carts. The calculators bear the registered trademark "Shoppers Calculator(R)" and are designed with the three-fold purpose of increasing the retailer's sales, assisting shoppers while they are in the store and presenting an advertising message targeted to that consumer (in the space provided on the calculator unit). The Company's operations have primarily consisted of the installation and operation of its Shoppers Calculator(R) program in Supercenter stores operated by Wal-Mart Stores, Inc. ("Wal-Mart"). Substantially all of the Company's revenues in 1997 and 1998 were generated from a contract with Wal-Mart.

     In May 1998, the Company received the final revenue guarantee payment from Wal-Mart. The Company had the option to continue the contract to October 6, 1999, however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's failure to support the Shoppers Calculator(R) program and its decision not to renew the present contract, the Company made the decision to commence de-installation of the Shoppers Calculator(R) program beginning June 15, 1998. Such de-installation was completed by September 15, 1998. The Company expects to receive no revenue from Wal-Mart in 1999, and as a result has dramatically reduced its operations and workforce. See "Operations" below.

     On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. The Company believes that the outcome of the litigation against Wal-Mart will have a material impact on its future and the future of the Shoppers Calculator(R) program. See "Item 3 Legal Proceedings" below.

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

     Beginning in 1991, the Company began test marketing the Shoppers Calculator(R) in several Wal-Mart discount stores and, in 1992, added several Kmart stores to its test marketing efforts. The Company entered into agreements with Wal-Mart in July 1993 and June 1994 which provided for the installation of the Company's calculators in certain Wal-Mart stores. However, the July 1993 and June 1994 contracts were never implemented. In January 1995, the Company initiated a lawsuit against Wal-Mart based on Wal-Mart's alleged breach of the terms of the agreements. The Company and Wal-Mart settled the lawsuit and, in connection with such settlement, entered into a new contract, effective as of September 1, 1995, calling for the Company to install and maintain its Shoppers Calculator(R) in all of Wal-Mart's Supercenters in the continental United States. In July 1996, the chief executive officer of Wal-Mart expressed concerns over certain aspects of the September 1995 contract. In August 1996, after meeting with Company officers to address the specific concerns, Wal-Mart issued a press release stating that it remained committed to honoring its contractual obligations to the Company. Since that time, the Company has assumed primary responsibilities for selling the advertising on the calculators under an amendment to the contract and has continued its installation of the Shoppers Calculator(R) program in the Supercenter stores pursuant to the contract. See "-- Wal-Mart Supercenters" below.

     Wal-Mart agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. In May 1998, the Company received the final revenue guarantee payment. The Company had the option to continue the contract to October 6, 1999, however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's failure to support the Shoppers Calculator(R) program and its decision not to renew the present contract, the Company made the decision to commence de-installation of the Shoppers Calculator(R) program beginning June 15, 1998. Such de-installation was completed by September 15, 1998. On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart.

     The Company continued negotiations with Kmart Corporation ("Kmart") after the Company discontinued its test marketing in Kmart stores in 1993. In June of 1996, the Company entered into an agreement with Kmart which was since updated in 1998. Under the Kmart agreement, the Company has the option to install and maintain its Shoppers Calculators in certain Kmart and Super Kmart Center stores and will be responsible for generating revenues, which will be shared with Kmart, from the sale of the advertising messages. No advertising for the Shoppers Calculators(R) has been sold or committed at this time and the Company cannot predict with any certainty what the price for advertising on such calculators will be if and when they are ultimately installed. See "-- Kmart Stores."

     On September 1, 1998 the Company acquired a 27% interest in Ventures Education Systems Corporation, ("Ventures") a private company engaged in the commercial development and marketing of proprietary teaching techniques, services, products and materials, principally to public primary and secondary schools. The Company paid $990,000 cash for the interest, which consists of 550,000 shares of Common Stock. Under the terms of the investment, the Company was able to designate one member of the Ventures Board of Directors. It is also contemplated that the Company may provide certain assistance in connection with the development of Ventures' future marketing and sales efforts and financial planning.

     In mid 1998, the Company terminated negotiations with Sports Display, Inc. The Company's ability to finance this acquisition became severely limited as a result of the termination of the Wal-Mart contract.

     The Company is currently evaluating a number of options which could include a merger, the sale of the Shoppers Calculator(R) assets or some other business alliance.

Shoppers Calculator(R) Products

     The Shoppers Calculator(R) is a 3" x 7 1/2" calculator which mounts on the handles of retail shopping carts and includes an advertising image area of 2 9/16" x 2 1/8" within which advertising messages are positioned. The units themselves are molded from high impact plastic and are constructed to be both water and shock resistant. The calculator performs the basic mathematical functions (add, subtract, multiply and divide) and has an expected life of approximately five years based on the life of the solar cell.

     The calculator units are attached to the handle of each shopping cart with stainless steel clamps, brackets and headless screws. The Company has developed and produced an all-new Shoppers Calculator(R) unit which is part of an interchangeable system. The new system allows the Company to interchange its calculator shapes -- from the flat-ad standard calculator to the Company's "packaged goods" formatted calculator and vice versa--without having to deinstall the entire unit. This new interchangeable system features a permanent installation mounting base on the handle of each cart, which allows service personnel to change out parts or calculator format with a single mechanical release tool. The advertising image area on the new flat-ad calculator units will be more than 40% larger than advertising image area on the old unit. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company presently has two additional Shoppers Calculator(R) product applications developed by the Company in the form of (i) dual-panel on-shelf signage units and (ii) "take-one" dispensers. Both applications allow the program advertisers to further support the sale of products advertised on the on-cart unit. Yet to be introduced to the marketplace, is the Company's newest product, the AdHandler(R). It is a one-piece glass-filled plastic mold that replaces current shopping cart handles. This ergonomic Adhandler(R) can be retrofitted or be used as an O.E.M. application via cart manufacturers. Current market surveys are being conducted by a European firm to evaluate its application with an integrated locking mechanism. The AdHandler(R) can house the standard calculator, Eurodollar calculator or be used as a dual-ad panel for twice the ad space (without calculator). Contracts by both retailers and marketers are subject to revenue potential, competitive contractual agreements, and service arrangements.

Wal-Mart Supercenters

     As discussed above under "-- Development of Business," the Company and Wal-Mart entered into a contract, effective as of September 1, 1995, providing for the installation and maintenance of the Company's Shoppers Calculator(R) in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, the Company was responsible for installing its calculators in Wal-Mart's Supercenters, assisting potential advertisers with respect to developing advertising messages, coordinating and obtaining the necessary camera-ready art work, printing and producing the advertising messages, placing and changing the messages on the installed calculators, and servicing and maintaining the calculators installed in the Supercenters.

     Wal-Mart was obligated under the contract to pay the Company $2,700 per installed store, per four week advertising cycle, during the "primary" term of the contract in which Wal-Mart was to be responsible for selling the advertising on the Shoppers Calculators. Wal-Mart was also obligated to pay the Company the amount of any shortfall if the revenues paid to the Company by October 6, 1998, were less than approximately $23.5 million. After the Company had received total revenues of approximately $23.5 million from Wal-Mart, the Company had the option to continue the contract through October 6, 1999, the expiration date of the contract. After the payment of the $23.5 million, Wal-Mart had no obligation to guarantee advertising revenues, and any advertising revenues received from third party advertisers would be split 90% to the Company and 10% to Wal-Mart.

     During the last quarter of 1996, the Company, at Wal-Mart's request, assumed primary responsibility for sales of advertising, and this arrangement was formalized in an amendment to the Wal-Mart contract in August 1997. The Company had submitted a proposed new contract to Wal-Mart for the Shoppers Calculator program which would have been implemented after the Company had received the approximately $23.5 million of guaranteed revenues provided for under the current contract In May 1998, the Company received the final revenue guarantee payment. The Company had the option to continue the contract to October 6, 1999, however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's failure to support the Shoppers Calculator(R) program and its decision not to renew the present contract, the Company made the decision to commence de-installation of the Shoppers Calculator(R) program beginning June 15, 1998. Such de-installation was completed by September 15, 1998.

     On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart and its CEO, David Glass. The lawsuit generally alleges that, at the direction of Wal-Mart's President and CEO, David Glass, Wal-Mart breached contracts with the Company, including a September 1, 1995 contract which was executed in connection with the settlement of claims which the Company had asserted against Wal-Mart in previous litigation. The lawsuit also alleges that based on a course of conduct approved by Mr. Glass, Wal-Mart is liable to the Company for misrepresentation, deceptive trade practices, injurious falsehood, and intentional interference with contractual relationships and business expectancies The lawsuit also includes a claim for damages under the doctrine of "promissory estoppel." The defendants have denied the Company's allegations and have filed a counterclaim against the Company and its executive officers. See "Item 3 Legal Proceedings".

Kmart Stores

     On June 3, 1996, the Company and Kmart entered into an agreement whereby the Company would install and maintain its Shoppers Calculator(R) in designated Kmart and Super Kmart Centers stores at no cost to Kmart. Under the agreement, the Company would be responsible for selling the advertising to be placed on the calculators and agreed to pay Kmart a fee equal to 15% of the gross advertising revenues generated. The agreement is for an initial term of one year and continues thereafter on a month to month basis until terminated by either party on 60 days' prior written notice. The agreement is subject to earlier termination by a party in the event of (i) a material breach of the agreement by the other party, (ii) a material failure of any covenant, representation or warranty set forth in the agreement, (iii) the insolvency or certain events of bankruptcy of the other party, or (iv) the cessation of operations of the other party. The Kmart contract has since been amended in 1998 for the Super Kmart stores (approximately 105 stores) and Big K stores (approximately 670 stores) too, pending successful Super Kmart results.

     At this time, the Company is not able to predict when or if installation of Shoppers Calculators(R) in Kmart stores will commence. No advertising for the Shoppers Calculators(R) has been sold or committed at this time and the Company cannot predict with any certainly what the price for advertising on such calculators will be if and when they are ultimately installed.

Ventures Education Systems Corporation

     On September 1, 1998 the Company acquired a 27% interest in Ventures Education Systems Corporation, a private Company engaged in the commercial development and marketing of proprietary teaching techniques, services, products and materials, principally to public primary and secondary schools. The Company paid $990,000 cash for the interest, which consists of 550,000 shares of Common Stock. Under the terms of the investment, the Company was able to designate one member of the Ventures Board of Directors. It is also contemplated that the Company may provide certain assistance in connection with the development of Ventures' future marketing and sales efforts and financial planning.

     Ventures was formed in May of 1997 and is headquartered in New York, New York. Its innovative teaching methods, based on cognitive science precepts, focus on student-centered learning and are designed to improve student motivation. The products and services were developed from the methods and techniques developed by its not-for-profit affiliate, Ventures in Education, Inc., over a period of approximately 17 years. Its methods and techniques strived for improved literacy, logical and quantitative reasoning and problem-solving skills. The Company's principal customer base is comprised of those public schools which are eligible for Federal "Title I" funds.

     While A commercial market for Venture's products and services has yet to be proven, we believe that this Company offers potential solutions to many of the problems faced by our public schools. We also believe that we may be able to assist in the commercial development of its product and services through our marketing and financial expertise. We expect to continue discussions with management of Ventures regarding the prospect of a more complete combination or integration of our two Companies.

Marketing

     Mass Merchandising Program. Currently, the Company believes it will offer to install the Shoppers Calculator(R) or new AdHandler(R) program in retail store chains at no cost to the merchandiser and, in consideration therefor, will agree to pay the merchandiser a percentage of the advertising revenues generated from the units installed in the stores. The Company expects that it will tailor the specific terms of any future installation programs to meet the requirements of each of its future mass merchandiser customers, if any. There can be no assurance at this time what the specific terms of any such agreements will be should the Company be successful in its efforts to enter into an agreement with any additional mass merchandisers in the future.

     Revenues generated from the Wal-Mart contract accounted for approximately 99.5% of the Company's total revenues in each of 1998 and 1997. The Company expects to receive no revenue from Wal-Mart in 1999.

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

     The Company has and expects to continue to offer advertisers contracts to place advertising messages on a certain percentage of the total calculators installed for any installed chains (e.g., 25% of the calculators installed in a given chain). In addition, the Company may grant particular advertisers an exclusive product category for advertising which prohibits the Company from advertising products of competitors in that product category during the term of the advertising cycle.

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

Competition

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

Operations

     The Company has limited operations at this time. As a result of the termination of the Wal-Mart contract, the Company has been forced to reduce its workforce dramatically. The Company presently employs just seven people -- at significantly reduced levels of compensation.

Manufacturing

     The Company purchases the components of the Shoppers Calculator(R) from several manufacturers and completes the final assembly at its warehouse facility in Tulsa, Oklahoma. The Company utilizes the services of a purchasing agent to source the components required for assembling the calculator units. In consideration for such services, the Company is paying the agent a consulting fee equal to 15% of the costs of the components purchased by the Company.

     The Company has utilized Gavco Plastics Incorporated ("Gavco"), a manufacturing company located in Broken Arrow, Oklahoma, to manufacture the plastic cases constituting the shell of the calculators.

     The Company currently has an agreement with Nam Tai Electronic & Electrical Products Ltd. ("Nam Tai"), a manufacturing company located in Hong Kong, for the manufacture of the internal assemblies utilized in the assembly of the calculator units.

     While the Company is currently dependent on its existing suppliers for component parts needed to complete the Shoppers Calculator(R), it believes that there are a number of available suppliers for its component parts and that the loss of any one supplier would not have a material adverse effect on the Company's operations.

     Other components for installation of the units (brackets, clamps, screws and washers) are purchased from various manufacturers in the United States.

Design Patents and Trademarks

     An initial design patent was issued on the Shoppers Calculator(R) design without an advertising space in December 1986. A design patent was issued in August 1992 for the Shoppers Calculator(R) design which includes the advertising space. The Company acquired the rights to these design patents in December 1990. Seven additional design patents were issued in late 1994 for additional designs for the Shoppers Calculator(R). An additional design patent was issued to the Company in March 1998 for a calculator design in the form of certain rectangular packaged goods. The design patents expire 14 years after the date of their issuance. Registration by the Company of the trademark "Shoppers Calculator" was granted in July 1992 for a 10 year term. Registration by the Company of the trademark "Shoppers Calculator(R) and design" with respect to its new logo was granted in November 1997 for a 10-year term. The trademark registrations are renewable by the Company at the end of their terms if the marks are still in use.

     The Company has filed the necessary documentation to seek design patents or registered designs in Australia, Canada, France, Germany, the United Kingdom and Venezuela with respect to the U.S. design patent issued in August 1992. Design patents or registered designs for the Shoppers Calculator(R) have been granted or registered in Australia, Canada, France, Germany, Venezuela and the United Kingdom. There is no assurance that foreign design patents will ultimately be granted in those countries where applications are pending. In addition, there is no assurance that the granting of design patents or the registration of registered designs will provide adequate protection against competing products.

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

Properties

     The Company maintains its corporate offices at 5100 East Skelly Drive, Meridian Tower, Suite 1080, Tulsa, Oklahoma 74135. The Company currently leases approximately 6,300 square feet for its corporate offices from a third party under a lease which expires on August 31, 1999. The lease provides for monthly rental payments of $6,825, and the Company currently subleases a portion of its rented space for which it receives $1,950 per month. The Company also leases approximately 9,158 square feet of warehouse space in Tulsa, Oklahoma, from a third party. The lease for the warehouse space expires August 30, 2000, and requires monthly rental payments of $3,657.

Employees

     At December 31, 1998, the Company had seven employees, six of which were employed in the Company's corporate offices, and one of which was employed in the Company's warehouse and installation operations. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.

ITEM 3.   LEGAL PROCEEDINGS

     On September 2, 1998 the Company filed a civil complaint against Wal-Mart Stores, Inc. ("Wal-Mart" in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. The lawsuit generally alleges that, at the direction of Wal-Mart's President and CEO, David Glass, Wal-Mart breached contracts with the Company, including a September 1, 1995, contract which was executed in connection with the settlement of claims which the Company had asserted against Wal-Mart in previous litigation. The lawsuit also alleges that based on a course of conduct approved by Mr. Glass, Wal-Mart is liable to the Company for misrepresentation, deceptive trade practices, injurious falsehood and intentional interference with contractual relationship and business expectancies. The lawsuit also includes a claim for damages under the doctrine of "promissory estoppel".

     The civil complaint alleges that the Company has suffered substantial damages as a consequence of the conduct of Wal-Mart , as alleged in the lawsuit. The civil complaint does not, however, refer to a specific dollar amount of damages which the Company seeks to recover from Wal-Mart in the lawsuit. The Company believes that the outcome of the litigation against Wal-Mart will have a material impact on its future and the future of the Shoppers Calculator(R) program.

     In response to the lawsuit, on October 6, 1998, Wal-Mart filed a counterclaim against the Company and a third-party complaint against Charles H. Hood, Gary W. Young and unidentified "John Doe" defendants. In the counterclaim, Wal-Mart alleged that the Company was liable to Wal-Mart for unspecified compensatory and punitive damages on theories of promissory estoppel, breach of contract, defamation and deceptive trade practices. In the third-party complaint, Wal-Mart further alleged that Mr. Hood and Mr. Young were liable to Wal-Mart for unspecified compensatory and punitive damages for defamation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders of the Company approved a one-for-four reverse stock split at a special meeting of shareholders held on October 7, 1998. Of the 5,906,984 shares of Common Stock outstanding and entitled to vote at the meeting, 5,502,883 shares (approximately 93% of the outstanding shares) were represented at the meeting, of which 5,203,083 shares were voted in favor of the reverse stock split and 299,800 were voted against the stock split. The stock split was officially effected through the filing of an amendment to the certificate of incorporation of the Company on October 8, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to each executive officer of the Company. Executive officers are elected by the Board of Directors and serve at its discretion. The executive officers of the Company, their ages and positions held in the Company are as follows:

Name                             Age  Position
----                             ---  --------

Charles H. Hood................  60   Chairman and President

Gary W. Young..................  57   Executive Vice President--
                                      Finance and Administration and
                                      Treasurer

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq Small Cap Market on April 11, 1997 (symbol "ADDM"). Prior to that time, the Company's Common Stock was traded on the OTC Bulletin Board.

  The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock as quoted on the Nasdaq Small Cap Market and OTC Bulletin Board, as the case may be.


                                                   Common Stock
     Period                                     High(1)      Low(1)
     ------                                     -------      ------
     Fiscal Year 1998:
     First Quarter........................      $ 9.75      $ 6.00
     Second Quarter.......................      $10.75      $ 1.25
     Third Quarter........................      $ 3.13      $ 1.50
     Fourth Quarter.......................      $ 3.75      $ 0.88

     Fiscal Year 1997:
     First Quarter........................      $25.52      $17.52
     Second Quarter.......................      $20.52      $13.00
     Third Quarter........................      $16.52      $11.76
     Fourth Quarter.......................      $17.24      $ 7.00

--------------------------
  (1) All quotations prior to the fourth quarter of 1998 have been restated to reflect the effect of the one for four reverse stock split which was effective on Friday, October 9, 1998.


     The above quotations represent inter-dealer bid quotations, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     Substantially all of the holders of Common Stock maintain ownership of their shares in "street name" accounts and are not, individually, stockholders of record. At February 28, 1999, there were approximately 87 holders of record of Common Stock. However, the Company believes there are in excess of 975 beneficial owners of Common Stock.

     Dividends. The Company has not paid cash dividends with respect to the Common Stock in the past and has no present plans to pay dividends on the Common Stock in the foreseeable future.

                                    PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

     The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guaranteed that the Company's share of advertising revenues would be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 had been received by the Company. At June 30, 1998, the total amount of the revenue guarantee had been received, so therefore, the last half of 1998 did not include any revenue guarantee payments from Wal-Mart. The Company commenced de-installation of the Wal-Mart Supercenter program on June 15, 1998 and completed such de-installation approximately September 15, 1998.

     Advertising revenues decreased approximately $6,643,700 (57%) for the year ended December 31, 1998, as compared to the year ended December 31, 1997. During the second fiscal quarter of 1998 the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned after that date.

     Operating income decreased $5,046,700 in 1998, as compared to 1997. The Company's net loss applicable to Common Stock was $2,202,300 for 1998, as compared to net income of $2,631,000 for the same period last year. As a result of implementation of the new Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1997 tax expense of $1,697,800 reflects the amortization of the deferred tax asset recognized in 1995. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management has determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision for 1998 has been increased by $1,486,600. In conjunction with the termination of the Wal-Mart contract and the de-installation of the program, the Company wrote down the value of the Shoppers Calculator assets by $1,284,300 during 1998.

     Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $2,316,000 (48%) in 1998 as compared to 1997 as a result of reduced labor costs and depreciation expense. On March 1, 1998 the Company significantly reduced the size of its field service staff. Labor costs and related expenses subsequent to June 30, 1998 related entirely to the de-installation of the of the Wal-Mart Supercenter program which was completed approximately September 15, 1998.

     Selling expenses decreased approximately $189,000 (30%) in 1998 compared to 1997. During 1998, payroll, payroll related expenses and sales representative retainer expenses decreased $116,000. Marketing materials cost, advertising and other expenses decreased $73,000 in 1998 as compared to 1997. Sales efforts for the last half of 1998 shifted from advertising sales for the Wal-Mart Supercenter program to contacting other retailers and advertisers regarding the Shoppers Calculator program.

     General and administrative expenses decreased $314,300 (19%) during 1998 as compared to 1997. During 1998, payroll and payroll related expenses decreased $4,800. Officer and management bonus accruals decreased $341,500 in 1998 as compared to 1997. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $53,200 during 1998. Expenses related to broker and analyst meetings and other shareholder expenses decreased $12,400 over 1997. Deferred acquisition expenses amounting to $75,700 were charged to expense during 1998. Increases amounting to $21,900 occurred in professional fees, occupancy costs and other expenses.

     Equity in loss of Ventures Education Systems Corporation increased $118,900 during 1998 as compared to 1997. The Company acquired a 27% interest in Ventures on September 1, 1998. Ventures has operated at a loss since the acquisition date and the Company's share has been reflected as a charge to earnings with a corresponding reduction in the carrying cost of the investment.

     Interest expenses decreased approximately $68,300 (84%) during 1998 as compared to 1997. Interest on bank borrowings decreased $19,900 due primarily to the repayment of all bank debt during 1997. Interest accrued on amounts due investors, including the accretion of discount for the litigation settlement, was $53,800 lower for 1998 as compared to 1997. Vendor interest increased by $5,400 in 1998 as compared to 1997.

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996
----------------------------------------------------------------------

     The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart was obligated to pay the Company $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 has been received by the Company. At December 31, 1997, a total of 336 Wal-Mart Supercenters were installed, with 41 being installed during 1995, 286 in 1996 and nine during 1997.

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

Financial Condition and Liquidity

     The termination of the Company's program with Wal-Mart has materially reduced the Company's revenues. Consequently, the Company expects to incur losses for the foreseeable future. Presently, business activity is being limited to selling units, which provides unpredictable cash flow, and contacting other retailers and advertisers about the Shoppers Calculator program. The Company has continued to downsize its staff and overhead requirements in order to continue with limited operational activity while the lawsuit which was filed against Wal-Mart in September, 1998 is being processed.

     Notwithstanding the cost-cutting steps that have been taken, the Company will need additional financing or significantly increased funds from operations to accomplish its current business plan, which could include a merger, the sale of the Shoppers Calculator assets or some other business alliance. To the extent that the Company cannot generate the necessary funding from cash flow from operations, it will be required to seek capital from third parties in order to accomplish its business plan. If however, the Company is unable to execute these plans within the time frames anticipated, the Company has contingency plans for further cost-cutting measures.

     The Company believes that the outcome of the Wal-Mart litigation will have a material impact on its future and the future of the Shoppers Calculator program.

Year 2000

     The Company is making an assessment of its Year 2000 date issues as it relates to computer operations of the Company, the computer hardware and software owned by the Company, the accounting software provided by its vendor, the software of other suppliers and vendors, and the software of customers.

     The most critical aspect for the Company regarding the Year 2000 problem involves the Company's accounting software. The Company's vendor of the software is addressing this issue and assures its users that all software will be revised to permit the usage of the Year 2000 date without adverse consequences to the software users' systems. The Company has made arrangements with its local computer systems consultant to survey all of the Company's computers and non-accounting software acquired and used in Company operations. This survey will include alarm systems, office equipment, computers, "off-the-shelf" software, and software designed by the Company. It has been determined that Year 2000 problems encountered by the Company's customers would not be material. However, the Company does have equipment which will be affected by the Year 2000 problem. The Company will contact vendors of such equipment supplied by the Company and determine if the equipment requires modifications to address its customers' Year 2000 problems.

     The Company has determined that the Year 2000 is not a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition. Additionally, the Company believes that the costs or consequences of incomplete or untimely resolution of the Year 2000 issue is not a material event. These determinations are based on three factors: the availability of accounting software which has dealt with the Year 2000 problem, the relatively small amount of reliance by the Company on specialized software or computer equipment, and the inconsequential impact on the Company of any of the Company's customers' Year 2000 problems.

Forward Looking Statements

     Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "projects", "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, the Company's ability to obtain new users of the Shoppers Calculator(R) program and to sell advertising for that program, general economic conditions and conditions affecting the retail environment, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with future obligations. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this item begins at page F-1 following page 16 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     The information required by this item concerning the Company's directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998. The information required by this item concerning the Company's executive officers appears as Item 4A of Part I of this Form 10-KSB.

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

Exhibit
-------

   2.1 Stock Purchase Agreement dated as of August 31, 1998 by and between ADDvantage Media Group, Inc. and Ventures Education Systems Corporation incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 14, 1998.

   3.1 Certificate of Incorporation of the Company and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, File No. 33-39902-FW (the "S-18 Registration Statement").

   3.2 Fourth Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-49892 (the "S-1 Registration Statement").

   3.3 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the S-18 Registration Statement).

   4.1 Certificate of Designation, Preferences, Rights and Limitations of Series A 10% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's annual Report on Form 10-K for the fiscal year ended December 31, 1991).

   4.2 Voting Agreement dated as of August 31, 1998 by and among ADDvantage Media Group, Inc.; Maxine E. Bleich; Richard P. Kamenitzer and Marc J. Sokol incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 14, 1998.

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

  (b)     Reports on Form 8-K:

  None.

                                    CONTENTS




Independent Auditors' Report......................................  F-2

Balance Sheets....................................................  F-3

Statements of Operations..........................................  F-5

Statements of Changes in Stockholders' Equity.....................  F-6

Statements of Cash Flows..........................................  F-7

Notes to Financial Statements.....................................  F-8

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
ADDvantage Media Group, Inc.

We have audited the accompanying balance sheets of ADDvantage Media Group, Inc. as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Media Group, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's only advertising program was terminated, and the Company expects to incur losses for the foreseeable future, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 5, 1999

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                          December 31, 1998 and 1997


                                                             1998        1997
                                                        ------------------------
Assets
Current assets:
 Cash and cash equivalents                               $  421,722  $2,003,165
 Accounts receivable                                        124,777   1,548,961
 Deferred income taxes                                           --   1,432,000
 Other current assets                                        13,434      36,086
                                                        ------------------------

                                                            559,933   5,020,212

Property and equipment, at cost:
 Calculators                                                722,905   2,585,693
 Office and production equipment                            840,596     891,743
 Furniture and fixtures                                     100,332      97,879
                                                        ------------------------

                                                          1,663,833   3,575,315

Accumulated depreciation                                    489,152     981,186
                                                        ------------------------

                                                          1,174,681   2,594,129

Deferred tax asset                                               --      41,000

Patent, net of accumulated amortization of $717,961
 and $627,150 at December 31, 1998 and 1997,
 respectively                                               190,150     280,960

Investment in Ventures Education Systems Corporation        883,626          --

Other assets                                                280,196     186,184
                                                        ------------------------

Total assets                                             $3,088,586  $8,122,485
                                                        ========================



                      See notes to financial statements.

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                          December 31, 1998 and 1997


                                                          1998          1997
                                                     ---------------------------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                     $    45,604   $   834,115
 Income taxes payable                                          --        22,326
 Other accrued liabilities                                 18,786       449,944
 Unearned advertising revenue                                  --       810,001
                                                     ---------------------------

Total current liabilities                                  64,390     2,116,386



Long-term obligations                                     359,495       228,072




Stockholders' equity:
 Preferred stock, $1.00 par value, 1,000,000
   shares authorized; Series A, 10% cumulative
   convertible, preferred stock; 227,750 shares issued
   and outstanding at December 31, 1997;
   liquidation preference $911,000                             --       760,260
 Common stock, $.01 par value, 10,000,000 shares
   authorized; 1,476,646 shares issued and
   outstanding at December 31, 1998 and 1997               14,766        14,766
 Capital in excess of par value                         8,756,194     8,906,934
 Accumulated deficit                                   (6,106,259)   (3,903,933)
                                                     ---------------------------

Total stockholders' equity                              2,664,701     5,778,027
                                                     ---------------------------

Total liabilities and stockholders' equity            $ 3,088,586   $ 8,122,485
                                                     ===========================



                      See notes to financial statements.

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS

                    Years ended December 31, 1998 and 1997


                                                          1998          1997
                                                     ---------------------------

Revenues:
 Advertising                                          $ 4,911,331   $11,555,035
 Other                                                    114,547        52,628
                                                     ---------------------------

                                                        5,025,878    11,607,663

Costs and expenses:
 Cost of advertising services                           2,515,339     4,831,397
 Selling expenses                                         444,835       633,857
 General and administrative expenses                    1,327,282     1,641,545
 Asset write down                                       1,284,279            --
                                                     ---------------------------

                                                        5,571,735     7,106,799
                                                     ---------------------------

Operating income (loss)                                  (545,857)    4,500,864
Equity in loss of Ventures Education
 Systems Corporation                                      118,894            --
Interest expense                                           12,629        80,944
                                                     ---------------------------

Income (loss) before income taxes                        (677,380)    4,419,920
Provision for income taxes                              1,486,614     1,697,817
                                                     ---------------------------

Net income (loss)                                      (2,163,994)    2,722,103
Preferred stock dividends                                 (38,332)      (91,100)
                                                     ---------------------------

Net income (loss) applicable to common stock          $(2,202,326)  $ 2,631,003
                                                     ===========================

Net income (loss) per share:
 Basic                                                $     (1.49)  $      1.80
                                                     ===========================

 Diluted                                              $     (1.49)  $      1.67
                                                     ===========================


                      See notes to financial statements.

                         ADDVANTAGE MEDIA GROUP, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Years ended December 31, 1998 and 1997


                                                                              Capital in
                                  Preferred Stock          Common Stock        Excess of   Accumulated
                                Shares      Amount      Shares      Amount     Par Value     Deficit        Total
                             ---------------------------------------------------------------------------------------

Balance, January 1, 1997        227,750   $ 760,260    5,731,089   $ 57,311   $8,753,869   $(6,534,936)  $ 3,036,504

Issuance of shares on
 exercise of options                 --          --          495          5        1,295            --         1,300

Issuance of shares on
 exercise of warrants                --          --      175,000      1,750       75,750            --        77,500

Sales of warrants                    --          --           --         --       31,720            --        31,720

Preferred stock dividends
 ($.40 per share)                    --          --           --         --           --       (91,100)      (91,100)

Net income                           --          --           --         --           --     2,722,103     2,722,103
                             ---------------------------------------------------------------------------------------

Balance, December 31, 1997      227,750     760,260    5,906,584     59,066    8,862,634    (3,903,933)    5,778,027

Reverse stock split (1 to 4)         --          --   (4,429,938)   (44,300)      44,300            --            --

Redemption of preferred
 stock                         (227,750)   (760,260)          --         --     (150,740)           --      (911,000)

Preferred stock dividends
 ($.40 per share)                    --          --           --         --           --       (38,332)      (38,332)

Net loss                             --          --           --         --           --    (2,163,994)   (2,163,994)
                             ---------------------------------------------------------------------------------------

Balance, December 31, 1998           --   $      --    1,476,646   $ 14,766   $8,756,194   $(6,106,259)  $ 2,664,701
                             =======================================================================================



                      See notes to financial statements.

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF CASH FLOWS

                    Years ended December 31, 1998 and 1997

                                                                          1998          1997
                                                                     -----------------------------
Cash Flows from Operating Activities
Net income (loss)                                                      $(2,163,994)  $ 2,722,103
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Deferred income tax                                                   1,473,000     1,497,000
   Depreciation and amortization                                           717,403       912,707
   Accrual of long-term obligations                                        131,424       119,472
   Write down of assets                                                  1,284,279            --
   Equity in loss of investment                                            118,894            --
   Changes in assets and liabilities:
     Accounts receivable                                                 1,424,184      (557,417)
     Other current assets                                                   22,652       (14,920)
     Other assets                                                          (94,012)     (116,974)
     Accounts payable                                                     (788,511)      261,084
     Income taxes payable                                                  (22,326)       22,326
     Accrued interest                                                           --      (138,505)
     Accrued settlement obligation                                              --      (567,846)
     Other accrued liabilities                                            (431,158)      (80,763)
     Unearned advertising revenue                                         (810,001)       (9,835)
                                                                     -----------------------------
Net cash provided by operating activities                                  861,834     4,048,432

Cash Flows from Investing Activities
Purchases of property and equipment                                       (753,765)   (1,182,600)
Sales of property and equipment                                            262,340            --
Purchase of investment                                                  (1,002,520)           --
                                                                     -----------------------------
Net cash used in investing activities                                   (1,493,945)   (1,182,600)

Cash Flows from Financing Activities
Exercise of stock options and warrants                                          --        78,799
Proceeds from issuance of notes                                            383,580            --
Payments on notes                                                         (383,580)   (1,156,656)
Payments of preferred stock dividends                                      (38,332)     (523,950)
Redemption of preferred stock                                             (911,000)           --
                                                                     -----------------------------
Net cash used in financing activities                                     (949,332)   (1,601,807)
Increase (decrease) in cash and cash equivalents                        (1,581,443)    1,264,025
Cash and cash equivalents, beginning of year                             2,003,165       739,140
                                                                     -----------------------------
Cash and cash equivalents, end of year                                 $   421,722   $ 2,003,165
                                                                     =============================
Cash paid during the year for interest                                 $    12,629   $   288,509
                                                                     =============================
Cash paid during the year for taxes                                    $   129,733   $   176,619
                                                                     =============================



                      See notes to financial statements.

                         ADDVANTAGE MEDIA GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1998 and 1997


Note 1 -- Description of the Business

ADDvantage Media Group, Inc. (the "Company") markets and sells in-store advertising to national advertisers. This advertising is positioned on solar powered calculators attached to the handles of shopping carts. The patented calculators are marketed under the registered trademark "Shoppers
Calculator(R)."

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract in settlement of a lawsuit related to prior contracts under which the Company installed and maintained Shoppers Calculators(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. During the last quarter of 1996, the Company assumed the primary responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. In May 1998, the Company received the final revenue guarantee payment from Wal-Mart. The Company had the option to continue the contract to October 6, 1999; however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's failure to support the Shoppers Calculator(R) program and its decision not to renew the present contract, the Company made the decision to commence de-installation of the Shoppers Calculator(R) program beginning June 15, 1998. Such de-installation was completed by September 15, 1998. The Company expects to receive no revenue from Wal-Mart in 1999, and as a result has dramatically reduced its operations and workforce.

On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. The Company believes that the outcome of the litigation against Wal-Mart will have a material impact on its future and the future of the Shoppers Calculator(R) program.

The termination of the Wal-Mart program eliminated the Company's advertising revenues, and the Company expects to incur losses for the foreseeable future. The Company is continuing with limited operational activity while other business opportunities are being pursued and the Wal-Mart lawsuit is being processed.
The Company will need additional financing or significantly increased funds from operations during 1999 to continue as a going concern.

Note 2 -- Summary of Significant Accounting Policies

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

Property and equipment

Property and equipment is recorded at cost. Shoppers Calculators(R) not yet installed ($722,905 and $352,715 at December 31, 1998 and 1997, respectively) are reported in property and equipment. Shoppers Calculators(R) installed and in use are depreciated over a five-year straight-line life. Calculator replacements are charged to accumulated depreciation. Gain or loss is recognized upon complete de-installation of a customer's store or similar service unit. Other property and equipment is depreciated on the straight-line method over estimated useful lives ranging from three to ten years.

Revenue recognition

Advertising revenues, including Wal-Mart billings, are recorded on the accrual basis whereby billings for advertising services attributable to future accounting periods are reported as unearned advertising revenue, a current liability.

Concentrations of credit risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents. At December 31, 1998, all cash and cash equivalents were on deposit with one bank.

Earnings Per Share ("EPS")

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (see Note 8). SFAS 128 replaced primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net earnings available to common shares by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of all dilutive potential common shares outstanding. SFAS 128 also requires previously reported EPS to be restated. The adoption of SFAS 128 did not have a material effect on the calculation of EPS.

Patent

The Company's Shoppers Calculators(R) patent was acquired from a person who, at the time, was a director of the Company, and a company in which he was a 50% owner. It is carried at acquisition cost, net of accumulated amortization which is computed on a straight-line basis over the life (two years remaining at December 31, 1998) of such design patent. Since the initial acquisition referred to above, the costs of applying for and obtaining additional design patents and trademarks have been expensed as incurred.

Employee stock options

When the exercise price of employee stock options equals or exceeds the market value of the stock at date of grant, the Company recognizes no compensation expense.

New accounting standards

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company has no comprehensive income items for the two years in the period ended December 31, 1998. Therefore, net income (loss) equals comprehensive income. The Company considers that it operates in only one business segment. In 1998 and 1997, revenues from Wal-Mart accounted for 98% and 99%, respectively, of advertising revenues. The Company will adopt SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. Currently, the Company does not engage in hedging activities or transactions involving derivatives.


Note 3 -- Investment in Ventures Education Systems Corporation

On September 1, 1998 the Company acquired a 27% interest in Ventures Education Systems Corporation ("Ventures"), a private company engaged in the commercial development and marketing of proprietary teaching techniques, services, products, and materials; principally to public primary and secondary schools. Ventures was formed in May 1997 and is headquartered in New York, New York. Under the terms of the investment, the Company may designate one member of the Ventures Board of Directors

The cost of the 550,000 common shares acquired was $990,000. The excess of cost over the Company's equity in underlying net assets is $864,102. This excess is being amortized over a period of 20 years. The Company's equity in Ventures' net loss for the period from date of acquisition to December 31, 1998, is $118,894.

As of December 31, 1998 and for the period from date of acquisition through December 31, 1998, Ventures' assets, liabilities, revenues and expenses are summarized as follows:

Total assets                                    $ 622,000
                                               -----------

Total liabilities                               $ 550,000
                                               -----------

Contract sales                                  $ 290,000
Cost of services                                 (184,000)
Selling, general and administrative expenses     (542,000)
                                               -----------

Net loss                                        $(436,000)
                                               ===========


Note 4 -- Income Taxes

                                                               1998        1997
                                                          ------------------------
Current provision:
 Federal                                                    $   13,614  $  200,817

Deferred provision:
 Federal                                                     1,473,000   1,339,000
 State                                                              --     158,000
                                                          ------------------------

                                                             1,473,000   1,497,000
                                                          ------------------------

Total provision                                             $1,486,614  $1,697,817
                                                          ========================

As a result of the Wal-Mart contract, the Company had recognized the tax benefits of its net operating losses and temporary differences in the financial statements. The Company utilized $3,349,000 of the net operating loss carryforward in 1997. The net operating loss carryforward of $3,740,431 at December 31, 1998 expires in 2010.

In 1998, as a result of Wal-Mart's decision to terminate its contract with the Company, management reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. Management determined that the Company no longer meets the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision has been increased to provide a valuation allowance against the deferred tax assets to the extent they exceed deferred tax liabilities.

The tax effects of temporary differences and the tax loss carryforward that give rise to the deferred tax assets and liabilities at December 31, 1997 are as follows:

                                                                                      1997
                                                                                 ------------
Deferred tax assets:
 Net operating loss carryforward                                                   $1,405,000
 Alternative Minimum Tax credit carryforward                                          177,000
 Accrued expenses                                                                      27,000
 Long-term obligation                                                                  87,000
                                                                                 ------------

Total deferred tax assets                                                           1,696,000

Deferred tax liability:
 Financial basis in excess of tax basis of fixed assets                              (223,000)
                                                                                 ------------

Net deferred tax assets                                                            $1,473,000
                                                                                 ============

The components of the net deferred income tax balances recognized in the balance sheet at December 31 follow:

                                                                                     1997
                                                                                ------------

Current deferred tax assets                                                       $1,432,000
Non-current deferred tax assets                                                       41,000
                                                                                ------------

Net deferred tax assets                                                           $1,473,000
                                                                                ============

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                                                  1997
                                                                                ------

Statutory tax rate                                                                34.0%
State income taxes, net                                                            4.0
Other                                                                               .4
                                                                                ------

                                                                                  38.4%
                                                                                ======


Note 5 -- Stockholders' Equity

The shareholders of the Company approved a one-for-four reverse stock split on October 7, 1998. The stock split was officially effected through the filing of an amendment to the Certificate of Incorporation of the Company which effected a reverse stock split pursuant to which each four (4) shares of issued and outstanding common stock, par value $.01 per share, was combined into one (1) validly issued, fully paid and nonassessable share of common stock, par value $.01 per share. The number of authorized shares and the par value of the common stock was not affected by the reverse stock split. All per share and weighted average share amounts have been restated to reflect this stock split.

In January 1998, the stockholders adopted the 1998 Incentive Stock Plan, which provides for the award to officers, directors, key employees and consultants of stock options and restricted stock. When issued, option prices will be set by the Board of Directors and may be greater than, equal to, or less than the fair market value on the grant date. The provisions included in this plan have no effect on the provisions of the 1991 Employee Stock Plan discussed below.

On June 3, 1998, all outstanding preferred stock was called for redemption at $4.00 per share.

In June 1998, the Company modified options held by certain employees under the 1991 Employee Stock Plan. The Company reduced the exercise prices to $2.1252 (adjusted for the reverse stock split), and made the options 100% vested and immediately exercisable. No compensation expense was recorded, as the exercise price equaled the stock price on the modification date.

In November 1998, the Company modified the options held by the six remaining employees by reducing the exercise prices to $0.875, the stock price on the modification date.

In 1998, the Company granted warrants, which upon exercise will entitle the holders the purchase of up to 62,500 shares of common stock at a price of $2.00 per share. These warrants may be exercised at any time until December 31, 2000. At December 31, 1998 and 1997, shares of common stock reserved for the exercise of warrants are 75,000 and 27,500, respectively.

In April 1991, the stockholders adopted the 1991 Employee Stock Plan, which provides for the award to key employees of stock options, stock appreciation rights and shares of restricted stock. The Plan provides that upon any issuances of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock. The purchase price per share for stock options may not be less than the fair market value of the stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost for these plans been determined consistent with SFAS 123, the Company's net income (loss) and EPS would have been reduced to the following pro forma amounts:



                                                                  1998         1997
                                                            --------------------------
Net income (loss):
 As reported                                                  $(2,202,326)  $2,631,003
 Pro forma                                                     (2,338,680)   2,553,258

Basic EPS:
 As reported                                                  $     (0.37)  $     0.45
 Pro forma                                                          (0.40)        0.44

Diluted EPS:
 As reported                                                  $     (0.37)  $     0.42
 Pro forma                                                          (0.40)        0.40

A summary of the status of the Company's stock options at December 31, 1998 and 1997, and changes during the years then ended is presented below.

                                                1998                    1997
                                      -----------------------  ---------------------
                                                   Wtd. Avg.               Wtd. Avg.
                                         Shares    Ex. Price     Shares    Ex. Price
                                      -----------------------  ---------------------
Employees
Outstanding, beginning of year           129,438       $4.16     124,250      $ 2.08
Granted                                   56,250        0.88      10,563       13.50
Exercised                                     --          --        (125)      10.50
Canceled                                    (625)       2.13      (5,250)       9.20
                                      ----------              ----------
Outstanding, end of year                 185,063       $0.96     129,438      $ 4.16
                                      ==========              ==========
Exercisable, end of year                 185,063       $0.96     107,500      $ 2.08
                                      ==========              ==========
Weighted average fair value of
 options granted                        $   0.50                $   7.59
                                      ==========              ==========

Directors and Consultants
Outstanding, beginning of year            30,000       $4.84      25,000      $ 3.20
Granted                                   12,500        0.88       5,000      $13.00
Exercised                                     --          --          --          --
Canceled                                      --          --          --          --
                                      ----------              ----------
Outstanding, end of year                  42,500       $0.86      30,000      $ 4.84
                                      ==========              ==========
Exercisable, end of year                  42,500       $0.86      30,000      $ 4.84
                                      ==========              ==========
Weighted average fair value of
 options granted                        $   1.00                $   7.30
                                      ==========              ==========

The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                   Options Outstanding             Options Exercisable
                         -------------------------------------- ------------------------
                                         Weighted
                                          Average
                             Number      Remaining                  Number
        Range of           Outstanding  Contractual  Wtd. Avg.    Exercisable  Wtd. Avg.
     Exercise Prices       at 12/31/98     Life      Ex. Price    at 12/31/98  Ex. Price
--------------------------------------------------------------- ------------------------
Employees
$0.80--$.875                   171,250  8.88 years       $0.86        171,250      $0.86
$2.1252                         13,813  0.49 years       $2.13         13,813      $2.13
                          ------------                           ------------
                               185,063                                185,063
                          ============                           ============
Directors and Consultants
$0.80  $0.875                   42,500  7.34 years       $0.86         42,500      $0.86
                          ============                           ============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rates of 5.67% and 6.70%; expected dividend yields of 0.0; expected lives of five years; and estimated volatility of 11% and 57%.

Under the 1991 Employee Stock Plan, 143,791 shares of common stock were reserved for the exercise of stock awards at December 31, 1998 and 1997. Of the shares reserved for exercise of stock awards, 3,728 and 14,353 shares were available for future grants at December 31, 1998 and 1997, respectively

At December 31, 1998, 147,665 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 102,665 shares were available for future grants at December 31, 1998.


Note 6 -- Employee Benefit Plans

In November 1991, the stockholders adopted the ADDvantage Media Group, Inc. 401(k) Plan. The Plan has a calendar year end. Employees working at least 1,000 hours during a consecutive twelve-month period and at least 21 years of age are eligible to participate. Employees may contribute 1% to 15% of their compensation. The Company may make a discretionary match not to exceed 6% of the participants' compensation. Employer contributions are fully vested after six years of service. Employer contributions for 1998 and 1997 were $31,650 and $39,408, respectively.

Effective December 7, 1995, the Company adopted the Supplemental Executive Retirement Plan (the "Plan"), a nonqualified plan. Two of the Company's executive officers are the initial participants. Generally, the Plan provides for retirement benefits for participants who remain employed with the Company until age 65, with a reduced benefit available for early retirement at age 62. Benefits will be funded by life insurance policies of $1,900,000 and $1,800,000 on the lives of the participants, for which the Company is the beneficiary. Deferred compensation expense of $131,424 and $119,471 was accrued for 1998 and 1997, respectively. The deferred compensation liability is included in the balance sheet in long-term obligations payable. For 1998 and 1997, the cost of the related life insurance, net of increase in cash surrender value, is $58,538 and $88,613, respectively. The cash surrender value of the policies at December 31, 1998, was $262,783, included in other assets.


Note 7 -- Commitments and Contingencies

Commitments at December 31, 1998, under non-cancelable operating leases for office, warehouse space and vehicles are as follows: 1999 -- $124,038 and 2000 -- $29,256.

Total rent expense for the years ended December 31, 1998, and 1997, was $126,043 and $109,712, respectively.


Note 8 -- Earnings per Share

Basic and diluted EPS for the years ended December 31, 1998 and 1997, were computed as follows:


                                                           1998         1997
                                                     --------------------------
Basic EPS Computation:
 Net income (loss)                                     $(2,163,994)  $2,722,103
 Less preferred stock dividends                             38,332       91,100
                                                     --------------------------

Net income (loss) applicable to common stockholders    $(2,202,326)  $2,631,003
                                                     ==========================

Weighted average shares outstanding                      1,476,646    1,463,075
                                                     --------------------------

Basic EPS                                              $     (1.49)  $     1.80
                                                     ==========================

Diluted EPS Computation:
Net income (loss) applicable to common stockholders    $(2,202,326)  $2,631,003
                                                     ==========================

Weighted average shares outstanding                      1,476,646    1,463,075
Incremental shares for assumed exercise of
 securities:
 Warrants                                                       --          301
 Options                                                        --      115,781
                                                     --------------------------

                                                         1,476,646    1,579,157
                                                     ==========================

Diluted EPS                                            $     (1.49)  $     1.67
                                                     ==========================

The 227,750 shares of convertible preferred stock were not included in the 1997 computation of diluted EPS as their effect is anti-dilutive. Outstanding warrants and options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted EPS. The balance of such warrants and options was 210,063 and 22,875 in 1998 and 1997, respectively.


Note 9 -- Quarterly Financial Data (Unaudited)

Selected comparative fourth quarter data are as follows:

                                                                 1998         1997
                                                           --------------------------

Revenues                                                     $     4,038   $2,974,988
Costs and expenses                                             1,090,552    2,434,795
                                                           --------------------------

Operating income (loss)                                       (1,086,514)     540,193
Interest expense                                                   1,117        8,206
                                                           --------------------------

Income (loss) before income taxes                             (1,087,631)     531,987
Provision for income taxes                                       154,358     (195,446)
                                                           --------------------------

Net income (loss)                                               (933,273)     336,541
Preferred stock dividends                                             --      (22,899)
                                                           --------------------------

Net income (loss) applicable to common stock                 $  (933,273)  $  313,642
                                                           ==========================

Net income (loss) per common share:
 Basic                                                       $     (0.63)  $     0.20
                                                           ==========================

 Diluted                                                     $     (0.63)  $     0.20
                                                           ==========================

During the fourth quarter of 1997, the Company changed its accounting estimate related to the remaining useful lives of existing Shoppers Calculators installed in Wal-Mart Supercenters and recorded additional depreciation of $396,375.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ADDVANTAGE MEDIA GROUP, INC.



Date:  March 30, 1999            By: /s/ Charles H. Hood
                                     -------------------
                                          Charles H. Hood
                                          President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                             Title                         Date
-------------------------------------  --------------------------------  ------------------------
/s/ Charles H. Hood                         President and Director              March 30, 1999
-------------------------------------       (Principal Executive Officer)
Charles H. Hood

                                            Executive Vice President-
                                            Finance and Administration,
/s/ Gary W. Young                           Treasurer and Director              March 30, 1999
-------------------------------------       (Principal Financial Officer and
Gary W. Young                               Principal Accounting Officer)



/s/ J. Larre Barrett                        Director                            March 30, 1999
-------------------------------------
J. Larre Barrett

/s/ Stephen G. Smith                        Director                            March 30, 1999
-------------------------------------
Stephen G. Smith

/s/ Steven C. Oden                          Director                            March 30, 1999
-------------------------------------
Steven C. Oden

/s/ John W. Condon                          Director                            March 30, 1999
-------------------------------------
John W. Condon