Form 10QSB
period 1999-03-31
ADDVANTAGE MEDIA GROUP INC /OK
filed 1999-05-10
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999

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


Shares outstanding of the issuer's $.01 par value common stock as of May 11, 1999 is 1,476,646. Transitional Small Business Issuer Disclosure Format (Check
one): Yes ___ No x
                ---

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                     March 31, 1999 and December 31, 1998

                                                        1999           1998
                                                  ----------------------------
                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                    $     243,646     $  421,722
     Accounts receivable                                 82,716        124,777
     Other current assets                                12,780         13,434
                                                  ----------------------------
Total current assets                                    339,142        559,933

Property and equipment, at cost:
     Calculators                                        722,905        722,905
     Office and production equipment                    842,521        840,596
     Furniture and fixtures                              99,732        100,332
                                                  ----------------------------
                                                      1,665,158      1,663,833
Accumulated depreciation                                501,386        489,152
                                                  ----------------------------
                                                      1,163,772      1,174,681
Patent, net of accumulated amortization of
     $740,665 and $717,961 at March 31, 1999
     and December 31, 1998, respectively                167,445        190,150

Investment in Ventures Education
     Systems Corporation                                786,251        883,626

Other assets                                            278,030        280,196
                                                  ----------------------------

Total assets                                      $   2,734,640     $3,088,586
                                                  ============================

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS

                     March 31, 1999 and December 31, 1998

                                                                      1999               1998
                                                            ----------------------------------
                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                             $    36,710       $    45,604
   Other accrued liabilities                                         84,588            18,786
                                                            ----------------------------------
Total current liabilities                                           121,298            64,390

Long-term obligations                                               395,637           359,495

Shareholders' equity:
   Preferred Stock, $1.00 par value, 1,000,000
       shares authorized, none issued
   Common Stock, $.01 par value, 10,000,000
       shares authorized, 1,476,646 shares issued and
       outstanding at March 31, 1999 and
       December 31, 1998, respectively                               14,766            14,766
   Capital in excess of par value                                 8,756,194         8,756,194
   Accumulated deficit                                           (6,553,255)       (6,106,259)
                                                            ----------------------------------
Total stockholders' equity                                        2,217,705         2,664,701
                                                            ----------------------------------
Total liabilities and stockholders' equity                      $ 2,734,640       $ 3,088,586
                                                            ==================================

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                  Three Months Ended March 31, 1999 and 1998


                                                                   1999            1998
                                                            -------------------------------
Revenues:
    Advertising                                             $         --    $   2,916,001
    Other                                                          6,760           32,615
                                                            ------------------------------
                                                                   6,760        2,948,616
Costs and expenses:
    Cost of advertising services                                  59,902        1,044,684
    Selling expenses                                              55,161          137,696
    General and administrative expenses                          242,893          404,388
                                                            ------------------------------
                                                                 357,956        1,586,768
                                                            ------------------------------
Operating income (loss)                                         (351,196)       1,361,848
Equity in loss of Ventures Education
    Systems Corporation                                           95,800               --
Interest expenses                                                     --            3,820
                                                            ------------------------------
Income (loss) before income taxes                               (446,996)       1,358,028
Provision for income taxes                                            --          524,768

Net income (loss)                                               (446,996)         833,260
Preferred stock dividends                                             --          (22,651)
                                                            ------------------------------
Net income (loss) applicable to common stock                $   (446,996)   $     810,609
                                                            ==============================
Net income (loss) per share                                 $      (0.30)   $        0.55
                                                            ==============================
Shares used in computing net income (loss)
    per share                                                  1,476,646        1,476,646
                                                            ==============================

                          ADDVANTAGE MEDIA GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                   Three Months Ended March 31, 1999 and 1998

                                                                     1999                    1998
                                                               -------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                $  (446,996)            $   833,260
Adjustments to reconcile net income to net cash
   provided by operating activities:
          Deferred income tax                                             --                 441,787
          Depreciation and amortization                               36,514                 241,354
          Equity in loss of investment                                95,800                      --
          Accrual of long-term obligations                            36,142                  32,856
          Changes in assets and liabilities:
               Accounts receivable                                    42,061               1,247,767
               Other current assets                                      654                  13,266
               Deferred charges                                        2,166                 (46,937)
               Notes payable                                              --                 333,724
               Accounts payable                                       (8,894)               (292,640)
               Income taxes payable                                       --                 (22,326)
               Other accrued liabilities                              65,802                (264,421)
               Unearned advertising revenue                               --                (194,402)
                                                               -------------------------------------

Net cash provided by operating activities                           (176,751)              2,323,288

INVESTING ACTIVITIES
Purchases of property and equipment                                   (1,325)               (615,136)
                                                               -------------------------------------
Net cash used in investing activities                                 (1,325)               (615,136)
FINANCING ACTIVITIES
Payment of preferred stock dividends                                      --                 (22,651)
                                                               -------------------------------------
Net cash used in financing activities                                     --                 (22,651)
                                                               -------------------------------------
Increase (decrease) in cash                                         (178,076)              1,685,501
Cash at beginning of period                                          421,722               2,003,165
                                                               -------------------------------------
Cash at end of period                                            $   243,646             $ 3,688,666
                                                               =====================================
Supplemental disclosures of cash information:
     Interest paid                                               $        --             $     3,820
                                                               =====================================

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

On September 1, 1995, the Company and Wal-Mart Stores, Inc. ("Wal-Mart") entered into a four-year contract in settlement of a lawsuit related to prior contracts under which the Company would install and maintain Shoppers Calculator(R) in all of Wal-Mart's Supercenters in the continental United States and Wal-Mart was responsible for selling the advertising for the calculators during the initial phase of the contract. Under the contract, the Company had the right to retain 90% of the advertising revenue. During the last quarter of 1996, the Company assumed the responsibility for sales of advertising and this arrangement was formalized in an amendment to the Wal-Mart contract dated August 25, 1997. Wal-Mart agreed to guarantee advertising revenues to the Company of $23.5 million, subject to the Company's obligation to install and service the Shoppers Calculators(R) during the revenue guaranty period. In May 1998, the Company received the final revenue guarantee payment. The Company had the option to continue the contract to October 6, 1999, however, Wal-Mart notified the Company that it would not agree to a new contract or an extension of the current contract past its present term. Based on Wal-Mart's decision not to renew the present contract, the Company made the decision to commence de-installation of the Shopper Calculator(R) program beginning June 15, 1998. Such de-installation was completed by September 15, 1998.

On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. The lawsuit generally alleges that, at the direction of Wal-Mart's President and CEO, David Glass, Wal-Mart breached contracts with the Company, including a September 1, 1995 contract which was executed in connection with the settlement of claims which the Company had asserted against Wal-Mart in previous litigation. The lawsuit also alleges that based on a course of conduct approved by Mr. Glass, Wal-Mart is liable to the Company for misrepresentation, deceptive trade practices, injurious falsehood, and intentional interference with contractual relationships and business expectancies. The lawsuit also includes a claim for damages under the doctrine "promissory estoppel".

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

The Company is currently evaluating a number of options and opportunities which could include a merger, the sale of the Shoppers Calculator(R) assets or some other business alliance.

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

Ventures Education Systems Corporation's operating results for the three months ended March 31, 1999 were as follows:

                                                         Three Months ended
                                                           March 31, 1999
                                                             (Unaudited)
                                                         ------------------
             Total Revenues                                   $ 344,481

             Cost and Expenses                                  699,295
                                                              ---------

             Net Loss                                         $(354,814)
                                                              =========

             ADDvantage Media Group, Inc.
                equity in the net loss for the period         $ (95,800)
                                                              =========


NOTE 4 - INCOME TAXES

As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. During the second quarter of 1998 management determined that the Company no longer met the criteria to continue to recognize these tax carryforwards as assets. Consequently, the second quarter tax provision was increased to reverse the deferred tax asset.

NOTE 5 - REVERSE STOCK SPLIT

On October 7, 1998, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to effect a one for four reverse stock split. The amendment became effective at the close of business on October 8, 1998.

As a result of the reverse stock split, the total number of issued and outstanding shares of the Company were reduced from 5,906,584 to 1,476,646. The number of shares held by each shareholder was reduced to an amount equal to 25% of the number owned prior to the effectiveness of the reverse split. The number of shares subject to outstanding options and warrants was reduced accordingly. The earnings per share and the shares outstanding have been reported herein on a post-split basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

The Company entered into a contract with Wal-Mart effective as of September 1, 1995, whereby the Company agreed to install and maintain its Shoppers Calculators in all of Wal-Mart's Supercenter stores in the continental United States. Under the contract, Wal-Mart guaranteed that the Company's share of advertising revenues would be $2,700 per installed store, per four-week advertising cycle, until a total of approximately $23,500,000 had been received by the Company. At June 30, 1998, the total amount of the revenue guarantee had been received, so therefore, the last half of 1998 and the first quarter 1999 did not include any revenue guarantee payments from Wal-Mart. The Company commenced de-installation of the Wal-Mart Supercenter program on June 15, 1998 and completed such de-installation approximately September 15, 1998.

Advertising revenues decreased approximately $2,916,000 (100%) for the first quarter ended March 31, 1999, as compared to the three months ended March 31, 1998. During the second fiscal quarter of 1998 the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned after that date.

Operating income (loss) decreased $1,713,000 in 1999, as compared to 1998. The Company's net loss applicable to Common Stock was $447,000 for 1999, as compared to net income of $810,600 for the same period last year. As a result of implementation of the September 1, 1995 Wal-Mart contract, 1995 earnings were increased by $3,910,000 from the accounting recognition of the future tax benefits of the Company's net operating losses and temporary differences aggregating $10,290,000 at December 31, 1995. The 1998 tax expense of $524,800 reflects the amortization of the deferred tax asset recognized in 1995. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. During the second quarter of 1998, management determined that the Company no longer met the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision for the second quarter of 1998 was increased by $1,556,000.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $984,800 (94%) in the first quarter of 1999 as compared to the same period in 1998 as a result of reduced labor costs and depreciation expense. On March 1, 1998 the Company began reducing its field service staff and by the end of November 1998, all field service staff employees except for warehouse personnel were terminated. Labor costs and related expenses subsequent to June 30, 1998 related entirely to the de-installation of the of the Wal-Mart Supercenter program which was completed approximately September 15, 1998.

Selling expenses decreased approximately $82,500 (60%) in 1999 compared to the same period 1998. During 1999, payroll and payroll related expenses and sales representative retainer expenses decreased $77,200. Marketing materials cost, advertising and other expenses decreased $5,300 in 1999 as compared to 1998. Sales efforts for the first quarter of 1999 were shifted from advertising sales for the Wal-Mart Supercenter program to contacting other retailers and advertisers regarding the Shoppers Calculator(R) program.

General and administrative expenses decreased $161,500 (40%) during the first quarter of 1999 as compared to the same period in 1998. During 1999, payroll and payroll related expenses decreased $21,800. Officer and management bonus accruals decreased $82,500 in 1999 as compared to 1998. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $19,700 during 1999. Expenses related to broker and analyst meetings and other shareholder expenses decreased $16,000 over 1998. Decreases amounting to $21,500 occurred in professional fees, occupancy costs and other expenses.

Equity in loss of Ventures Education Systems Corporation increased $95,800 during the first quarter of 1999 as compared to 1998. The Company acquired a 27% interest in Ventures on September 1, 1998. Ventures has operated at a loss since the acquisition date and the Company's share has been reflected as a charge to earnings with a corresponding reduction in the carrying cost of the investment.

Interest expenses decreased approximately $3,800 (100%) during the first quarter of 1999 as compared to the same period in 1998. During 1999, the Company incurred no interest expenses.

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


                         ADDVANTAGE MEDIA GROUP, INC.


SIGNATURE                TITLE                                    DATE
---------                -----                                    ----


/s/ Charles H. Hood      Director and President                   May 11, 1999
-------------------
Charles H. Hood          (Principal Executive Officer)


/s/ Gary W. Young        Director, Executive Vice President       May 11, 1999
-----------------
Gary W. Young            Finance and Administration and
                         Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT NO.              DESCRIPTION
     -----------              -----------

        11                    Statement re:  Computation of Per Share
                              Earnings

        27                    Financial Data Schedule