Form 10QSB
period 1999-06-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 1999-08-13
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

Shares outstanding of the issuer's $.01 par value common stock as of August 11, 1999 is 1,476,646.
Transitional Small Business Issuer Disclosure Format (Check one):  Yes ___
No  x
   ---

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statement

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS


                                                June 30,  December 31,
                                                  1999        1998
                                              ------------------------
                                              (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                 $   62,539   $  421,722
   Accounts receivable                           86,252      124,777
   Other current assets                          22,876       13,434
                                             ----------   ----------
Total current assets                            171,667      559,933

Property and equipment, at cost:
   Calculators                                     --        722,905
   Office and production equipment              738,167      840,596
   Furniture and fixtures                        98,902      100,332
                                             ----------   ----------
                                                837,069    1,663,833
Accumulated depreciation                        409,335      489,152
                                             ----------   ----------
                                                427,734    1,174,681
Patent, net of accumulated amortization of
   $763,370 and $717,961 at June 30, 1999
   and December 31, 1998, respectively          144,741      190,150

Investment in Ventures Education
   Systems Corporation                          599,503      883,626

Other assets                                     13,081      280,196
                                             ----------   ----------
   Total assets                              $1,356,726   $3,088,586
                                             ==========   ==========

                         ADDVANTAGE MEDIA GROUP, INC.

                                BALANCE SHEETS



                                                June 30,    December 31,
                                                  1999         1998
                                               -------------------------
                                               (UNAUDITED)

LIABILITIES AND STOCKHOLDERS EQUITY
   Current liabilities:
       Accounts payable                       $    56,149    $    45,604
       Other accrued liabilities                  119,275         18,786
                                              -----------    -----------
Total current liabilities                         175,424         64,390

Long-term obligations                             177,269        359,495

Shareholders' equity:
   Preferred stock, $1.00 par value,
   1,000,000 shares authorized, none issued
   Common Stock, $.01 par value,
      10,000,000 shares authorized,
      1,476,646 issued and outstanding
      at June 30, 1999 and
      December 31, 1998, respectively              14,766         14,766
   Capital in excess of par value               8,756,194      8,756,194
   Accumulated deficit                         (7,766,927)    (6,106,259)
                                              -----------    -----------
Total stockholders' equity                      1,004,033      2,664,701
                                              -----------    -----------
Total liabilities and stockholders' equity    $ 1,356,726    $ 3,088,586
                                              ===========    ===========

                         ADDVANTAGE MEDIA GROUP, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                   Three Months Ended June 30, 1999 and 1998


                                                    1999          1998
                                                --------------------------

Revenues:
   Advertising Sales                            $      --      $ 1,947,480
   Other                                              3,042         49,668
                                                -----------    -----------
                                                      3,042      1,997,148
Costs and expenses:
   Cost of advertising services                      18,778        694,429
   Selling expenses                                  33,461        142,716
   General and administrative expenses              256,541        430,618
   Equity in loss of Ventures Education
      System Corporation                            185,173           --
   Calculator writedown                             722,761        364,822
   Interest expense                                    --            4,117
                                                -----------    -----------
                                                  1,216,714      1,636,702
                                                -----------    -----------
Income (loss) before income taxes                (1,213,672)       360,446
Provision for income taxes                             --        1,116,204
                                                -----------    -----------
Net income (loss)                                (1,213,672)      (755,758)
Prefered stock dividends                               --          (15,681)
                                                               -----------
Net income (loss) applicable to Common Stock    $(1,213,672)   $  (771,439)
                                                ===========    ===========
Net income (loss) per share                     $     (0.82)   $     (0.52)
                                                ===========    ===========
Shares used in computing net income per share     1,476,646      1,476,646
                                                ===========    ===========

                         ADDVANTAGE MEDIA GROUP, INC.

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                    Six Months Ended June 30, 1999 and 1998


                                                      1999          1998
                                                  --------------------------

Revenues:
   Advertising                                    $      --      $ 4,863,481
   Other                                                9,802         82,283
                                                  -----------    -----------
                                                        9,802      4,945,764
Costs and expenses:
   Cost of advertising services                        78,680      1,739,113
   Selling expenses                                    88,622        280,412
   General and administrative expenses                499,434        835,006
   Equity in loss of Ventures Education
       Systems Corporation                            280,973           --
   Calculator writedown                               722,761        364,822
   Interest expense                                      --            7,937
                                                  -----------    -----------
                                                    1,670,470      3,227,290
                                                  -----------    -----------
Income (loss) before provision for income taxes    (1,660,668)     1,718,474
Provision for income taxes                               --        1,640,972
                                                  -----------    -----------
Net income (loss)                                  (1,660,668)        77,502
Prefered stock dividends                                 --          (38,332)
                                                  -----------    -----------
Net income (loss) applicable to Common Stock      $(1,660,668)   $    39,170
                                                  ===========    ===========
Net income (loss) per common share                $     (1.12)   $      0.03
                                                  ===========    ===========
Shares used in computing net income (loss) per
     Common Share                                   1,476,646      1,476,646
                                                  ===========    ===========

                         ADDVANTAGE MEDIA GROUP, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                    Six Months Ended June 30, 1999 and 1998

                                                         1999           1998
                                                     ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $(1,660,668)   $    77,502
Adjustments to reconcile net income to net cash
 used in operating activities:
   Deferred income tax                                      --        1,473,000
   Depreciation and amortization                          73,021        472,472
   Equity in loss of investment                          280,973           --
   Calculator writedown                                  722,761        364,822
   Accrual of long-term obligations                       72,282         65,712
   Changes in assets and liabilities:
    Accounts receivable                                   38,527      1,222,433
    Other current assets                                  (9,444)       (73,850)
    Other assets                                          12,607        (76,977)
    Account payable                                       10,545       (592,291)
    Income taxes payable                                    --           17,674
    Other accrued liabilities                            100,489       (179,556)
    Unearned advertising revenue                            --         (762,151)
                                                     -----------    -----------
Net cash used in operating activities                   (358,907)     2,008,790
INVESTING ACTIVITIES
Purchases of property and equipment                         (276)      (698,591)
                                                     -----------    -----------
Net cash used in investing activities                       (276)      (698,591)
FINANCING ACTIVITIES
Proceeds for note payable                                   --          383,680
Payments on bank note                                       --             --
Payment on notes payable                                    --          (60,120)
Payment of preferred stock dividends                        --          (38,332)
Redemption of preferred stock                               --         (911,000)
                                                     -----------    -----------
Net cash provided by financing activities                   --         (625,772)
                                                     -----------    -----------
Increase (decrease) in cash                             (359,183)       684,427
Cash at beginning of period                              421,722      2,003,165
                                                     -----------    -----------
Cash at end of period                                $    62,539    $ 2,687,592
                                                     ===========    ===========
Supplemental disclosures of cash information:
  Interest paid                                      $      --      $     7,938
                                                     ===========    ===========

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, in the opinion of management, necessary in order to make the financial statements not misleading.

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

On September 2, 1998 the Company filed a civil complaint against Wal-Mart in the United States District Court for the Western District of Arkansas, Fayetteville Division, seeking both compensatory and punitive damages based on various allegations of wrongdoing by Wal-Mart. During July, 1999 the Company and Wal-Mart dismissed their claims against each other, and Wal-Mart paid the Company approximately $15,000 as reimbursement for lost calculators. The settlement has concluded the Company's business relationship with Wal-Mart.

The Company expects to incur losses for the foreseeable future. Presently, business activity is being limited to selling units, which provides unpredictable cash flow, and contacting other retailers and advertisers about the Shoppers Calculator program. The Company has continued to downsize its staff and overhead requirements in order to continue with limited operational activity. During the first six months of 1999, payment for officers compensation was reduced to 50% of accrual amounts. Beginning July 1, 1999 payments for officers compensation was suspended pending a reorganization of the Company.

During the second quarter of 1999, the Shoppers Calculator(R) assets were written down by $722,761. The write-down is the direct result of management's continuing evaluation of the potential realization of future revenues from advertising sales, unit sales or the sale of the Shoppers Calculator(R) assets. While the inventory of calculators and parts is being written off, the net costs of production equipment and calculator patents have not been impaired because of the estimated likelihood of recovery of these assets.

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

Ventures Education Systems Corporation's operating results for the three months and six months ended June 30, 1999 were as follows:

                                                 Three Months ended         Six Months ended
                                                 June 30, 1999              June 30, 1999
                                                 (Unaudited)                (Unaudited)
                                                 ------------------         ----------------
Total Revenues                                   $   295,711                $    640,192
Cost and Expenses                                    981,537                   1,680,832
                                                 -----------                ------------
Net Loss                                         $  (685,826)               $ (1,040,640)
                                                 ===========                ============
ADDvantage Media Group, Inc.
 equity in the net loss for the period           $  (185,173)               $   (280,973)
                                                 ===========                ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

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

Advertising revenues decreased approximately $1,947,500 (100%) for the second quarter ended June 30, 1999, as compared to the three months ended June 30, 1998. During the second fiscal quarter of 1998 the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned after that date.

The Company's net loss applicable to Common Stock was $1,213,700 for 1999, as compared to a net loss of $771,400 for the same period last year. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. During the second quarter of 1998, management determined that the Company no longer met the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision for the second quarter of 1998 was increased by $1,556,000.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $675,700 (97%) in the second quarter of 1999 as compared to the same period in 1998 as a result of reduced labor costs and depreciation expense. On March 1, 1998 the Company began reducing its field service staff and by the end of November 1998, all field service staff employees except for warehouse personnel were terminated. Labor costs and related expenses subsequent to June 30, 1998 related entirely to the de-installation of the of the Wal-Mart Supercenter program which was completed approximately September 15, 1998.

Selling expenses decreased approximately $109,300 (77%) in 1999 compared to the same period 1998. During 1999, payroll and payroll related expenses and sales representative retainer expenses decreased $98,400. Marketing materials cost, advertising and other expenses decreased $10,900 in 1999 as compared to 1998. Sales efforts for the second of 1999 were shifted from advertising sales for the Wal-Mart Supercenter program to contacting other retailers and advertisers regarding the Shoppers Calculator(R) program.

General and administrative expenses decreased $174,000 (40%) during the second quarter of 1999 as compared to the same period in 1998. During 1999, payroll and payroll related expenses decreased $45,200. Officer and management bonus accruals decreased $82,500 in 1999 as compared to 1998. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $11,400 during 1999. Expenses related to broker and analyst meetings and other shareholder expenses decreased $11,700 over 1998. Decreases amounting to $23,200 occurred in professional fees, occupancy costs and other expenses.

Equity in loss of Ventures Education Systems Corporation increased $185,173 during the second quarter of 1999 as compared to 1998. The Company acquired a 27% interest in Ventures on September 1, 1998. Ventures has operated at a loss since the acquisition date and the Company's share has been reflected as a charge to earnings with a corresponding reduction in the carrying cost of the investment.

Calculator write-down increased $358,000 in the second quarter of 1999, as compared to the same period in 1998. The write-down is the direct result of management's continuing evaluation of the potential realization of future revenues from advertising sales, unit sales or sale of the Shoppers Calculator(R) assets.

Interest expenses decreased approximately $4,100 (100%) during the second quarter of 1999 as compared to the same period in 1998. During 1999, the Company incurred no interest expenses.

Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

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

Advertising revenues decreased approximately $4,863,500 (100%) for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. During the second fiscal quarter of 1998 the Wal-Mart revenue guarantee was concluded with a final billing of $360,900 ($1,074 per store) for advertising cycle number six which ended on June 14, 1998. There were no significant advertising revenues earned after that date.

The Company's net loss applicable to Common Stock was $1,660,700 for 1999, as compared to net income of $ 39,200 for the same period last year. As a result of Wal-Mart's decision to terminate its contract with the Company, management has reevaluated the likelihood of realizing the deferred tax assets resulting from its net operating loss and tax credit carryforwards. During the second quarter of 1998, management determined that the Company no longer met the criteria to continue to recognize these tax carryforwards as assets. Consequently, the tax provision for the second quarter of 1998 was increased by $1,556,000.

Costs of advertising services (representing primarily labor to supervise, service and clean the installed units and change advertising messages and the depreciation of installed units) decreased approximately $1,660,400 (95%) in the six months ended June 30, 1999 as compared to the same period in 1998 as a result of reduced labor costs and depreciation expense. On March 1, 1998 the Company began reducing its field service staff and by the end of November 1998, all field service staff employees except for warehouse personnel were terminated. Labor costs and related expenses subsequent to June 30, 1998 related entirely to the de-installation of the of the Wal-Mart Supercenter program which was completed approximately September 15, 1998.

Selling expenses decreased approximately $191,800 (68%) in 1999 compared to the same period 1998. During 1999, payroll and payroll related expenses and sales representative retainer expenses decreased $175,200. Marketing materials cost, advertising and other expenses decreased $16,600 in 1999 as compared to 1998. Sales efforts for the second quarter of 1999 were shifted from advertising sales for the Wal-Mart Supercenter program to contacting other retailers and advertisers regarding the Shoppers Calculator(R) program.

General and administrative expenses decreased $335,600 (40%) during the six months ended June 30, 1999 as compared to the same period in 1998. During 1999, payroll and payroll related expenses decreased $71,200. Officer and management bonus accruals decreased $165,000 in 1999 as compared to 1998. Executive retirement plan accruals, including insurance cost to fund future payments, decreased $31,000 during 1999. Expenses related to broker and analyst meetings and other shareholder expenses decreased $27,700 over 1998. Decreases amounting to $40,700 occurred in professional fees, occupancy costs and other expenses.

Equity in loss of Ventures Education Systems Corporation increased $280,973 during the six months ended June 30, 1999 as compared to 1998. The Company acquired a 27% interest in Ventures on September 1, 1998. Ventures has operated at a loss since the acquisition date and the Company's share has been reflected as a charge to earnings with a corresponding reduction in the carrying cost of the investment.

Calculator write-down increased $358,000 in the second quarter of 1999, as compared to the same period in 1998. The write-down is the direct result of management's continuing evaluation of the potential realization of future revenues from advertising sales, unit sales or sale of the Shoppers Calculator(R) assets.

Interest expenses decreased approximately $7,900 (100%) during the second quarter of 1999 as compared to the same period in 1998. During 1999, the Company incurred no interest expenses.

Financial Condition and Liquidity

The termination of the Company's program with Wal-Mart has materially reduced the Company's revenues. Consequently, the Company expects to incur losses for the foreseeable future. Presently, business activity is being limited to selling units, which provides unpredictable cash flow, and contacting other retailers and advertisers about the Shoppers Calculator program. The Company has continued to downsize its staff and overhead requirements in order to continue with limited operational activity. During the first six months of 1999, payment for officers compensation was reduced to 50% of accrual amounts. Beginning July 1, 1999 payments for officers compensation was suspended pending a reorganization of the Company.

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

Forward Looking Statements

Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "projects", "estimates" and similar expressions are intended to identify such forward looking statements. These forward looking statements involve risks and uncertainties, including, but not limited to, the Company's ability to generate or to raise sufficient capital to allow it to continue operations, the Company's ability to conclude a transaction with a suitable merger partner, the Company's ability to obtain new users of the Shoppers Calculator(R) program and to sell advertising for that program, general economic conditions and conditions affecting the retail environment, the availability of raw materials and manufactured components and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with future obligations. Accordingly, actual results may differ materially from those expressed in the forward looking statements.

                          PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

     ADDvantage Media Group, Inc. v. Wal-Mart Stores, Inc. and Wal-Mart Stores,
     --------------------------------------------------------------------------
Inc. v. Charles H. Hood and Gary Young and John Does, in the U.S. District
----------------------------------------------------
Court, Western District of Arkansas, Fayetteville Division, Case No. 98-5156. This case arose out of allegations by the Company of breach of contract and related wrongful actions by Wal-Mart in connection with a contract between the parties dated August 25, 1997. Wal-Mart in turn filed counter-claim against the Company and its officers. In July, 1999, after consultation with its counsel, the Company and Wal-Mart dismissed their claims against each other, and Wal-Mart paid the Company approximately $15,000 as reimbursement for lost calculators.

Item 4. Submission of Matters to a Vote of Securities Holders

     The annual meeting of shareholders of the Company was held in the Meeting Tower Conference Room, Meridian Tower, 4th Floor, 5100 East Skelly Drive, Tulsa, Oklahoma on May 26, 1999. At the meeting the following directors were elected for one year terms (with the votes as indicated):

                                                            Abstentions/
                                For        Withheld       Broker Non-Votes
                                ---        --------       ----------------

J Larre Barrett               1,304,754      6,950               -0-
John W. Condon                1,304,754      7,100               -0-
Charles H. Hood               1,304,754      7,450               -0-
Steven C. Oden                1,304,754      6,950               -0-
Stephen G. Smith              1,304,754      6,950               -0-
Gary W. Young                 1,304,754      6,950               -0-


Item 5. Other Information

   (a) On June 21, 1999, the Company entered into a letter of intent with vanAar, Inc. under which vanAar agreed to purchase one million shares of Common Stock of the Company at a price of $1.00 per share with $250,000 payable in cash at the closing of the transaction and the remainder payable through the delivery to the Company of assets having an agreed value of $750,000. The letter of intent also contemplated the formation of a merchant banking division within the Company to be managed by a vanAar affiliate. With the mutual agreement of the parties, the letter of intent expired on July 31, 1999, by reason of the failure of the parties to enter into a definitive agreement on or before such date.
   (b) The NASDAQ has advised the Company that if its Common Stock does not achieve a closing bid price of $1.00 per share or more for ten consecutive trading days on or before September 20, 1999, the stock will be de-listed from trading privileges on NASDAQ effective as of the opening of business on September 22, 1999. If this occurs, the Company will likely apply for listing of its Common Stock on the NASDAQ over the counter bulletin board (OTCBB) and thereafter will seek to have its stock re-listed on NASDAQ as such time as the Common Stock meets the requirements for inclusion on NASDAQ. There are several NASDAQ requirements for listing, one of which includes a $4.00 or greater trading price. As set forth in the Company's Proxy Statement for the 1999 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy statement for the 2000 Annual Meeting of Stockholders must be received no later than December 29, 1999. Any stockholder who intends to present a proposal at the 2000 Annual Meeting and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8 must provide notice of such proposal to the Company no later than March 14, 2000. Failure to provide timely notice of such proposal will mean that the persons named as proxies will be able to vote the shares for which they have received proxies on such proposal in their discretion.

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



                         ADDVANTAGE MEDIA GROUP, INC.

Signature               Title                                        Date
---------               -----                                        ----

/s/ CHARLES H. HOOD
--------------------    Director and President                   August 11, 1999
Charles H. Hood         (Principal Executive Officer)

/s/ GARY W. YOUNG
--------------------    Director, Executive Vice President       August 11, 1999
Gary W. Young           Finance and Administration and
                        Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


     Exhibit No.         Description
     -----------         -----------

        11               Statement re:  Computation of Per Share
                         Earnings

        27               Financial Data Schedule