Form 10KSB
period 1999-09-30
ADDVANTAGE MEDIA GROUP INC /OK
filed 2000-01-03
CIK 874292

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM JANUARY 1, 1999 TO SEPTEMBER 30, 1999

                          Commission file number 1-10799

                           ADDVANTAGE MEDIA GROUP, INC.
                (Name of small business issuer in its charter)


                  Oklahoma                                      73-1351610
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              1605 East Iola
          Broken Arrow, Oklahoma                                   74012
 (Address of principal executive offices)                       (Zip code)





                    Issuer's telephone number:  (918) 251-9121

          Securities registered under Section 12(b) of the Act:  None

              Securities registered under Section 12(g) of the Act:
                            Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
           Yes     X          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year are $15,325,448.

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $ 4,716,129 as of December 27, 1999.

As of the latest practicable date, the number of the registrant's common stock, $.01 par value per share, outstanding was 9,740,846 as of December 27, 1999.

The definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Regisrant's 2000 annual meeting of shareholders is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.

TRANSITIONAL SMALL BUSINESS DISCLOSURE
FORMAT (CHECK ONE):  Yes            No  X

                           Forward Looking-Statements

     Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals and objectives and other similar matters. The words "estimates, "projects," "intends," "expects," "anticipates," "believes," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. These and other statements which are not historical facts are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are subject to a number of risks, uncertainties and developments beyond the control or foresight of the Company, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in the Company's personnel and other such factors. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in the forward-looking statements. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


                                PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Developments in the Business

     ADDvantage Media Group, Inc. ("AMG") is an Oklahoma corporation whose headquarters are located at 1605 East Iola, Broken Arrow, Oklahoma 74012.
Its telephone number is (918) 251-9121. Through much of 1998, AMG was in the business of providing advertising services, primarily on Shoppers Calculators-R- which are solar powered calculators that attach to the handles of shopping carts. AMG's operations primarily consisted of the implementation of its Shoppers Calculator(r) program in Supercenter stores operated by Wal-Mart Stores, Inc. ("Wal-Mart"). Substantially all of AMG's revenues in 1997 and 1998 were generated from a contract with Wal-Mart. In 1998, Wal-Mart notified AMG of its intent not to renew its contract and AMG began removing the calculators from the Wal-Mart Supercenters. Removal of the calculators was completed in September of 1998. A lawsuit was commenced against Wal-Mart about the same time. This suit was settled in July of 1999 for a nominal payment to AMG.

     AMG began considering alternative business plans and possible business combinations. On June 21, 1999, AMG entered into a letter of intent with vanAar, Inc. under which vanAar agreed to purchase one million shares of common stock of AMG at a price of $1.00 per share. This letter of intent expired on

July 31, 1999 since the parties failed to enter into a definitive agreement on or before that date.

     On September 30, 1999, AMG acquired all of the outstanding stock of TULSAT Corporation ("TULSAT", formerly named "D.R.K. Enterprises, Inc."), from David
E. Chymiak, Kenneth A. Chymiak, as Trustee of the Ken Chymiak Revocable Trust Dated March 4, 1992, and Susan C. Chymiak, as Trustee of the Susan Chymiak Revocable Trust Dated March 4, 1992 (collectively, the "Shareholders").
In exchange for their shares of AMG stock and promissory notes issued by TULSAT in the original principal amount of $10,000,000, the Chymiaks received 8,000,000 shares of AMG's common stock (representing approximately 82% of the outstanding shares of common stock), 200,000 shares of its Series A 5% Cumulative Convertible Preferred Stock (which will be convertible into 2,000,000 shares of common stock) and 300,000 shares of AMG's Series B 7% Cumulative Preferred Stock. As a result of this transaction, TULSAT became the wholly owned and only operating subsidiary of AMG (collectively, "the Company"). Because the TULSAT shareholders received 82% of the common stock and all the preferred stock, TULSAT was considered the surviving corporation and its past financial results will be reported as the historical results of the Company.

     As a result of the transaction, all of the executive officers and directors of the Company other than Gary W. Young, Executive Vice President and a director, resigned. David E. Chymiak became Chairman of the Board and Kenneth A. Chymiak became President and Chief Executive Officer of the Company. The new board of directors included Stephen J. Tyde and Freddie H. Gibson, in addition to Messrs. David Chymiak, Kenneth Chymiak and Young.

Current Business

     The principal business of the Company is now the sale and repair of cable television ("CATV") equipment. This includes new, surplus and refurbished equipment. Customers of the Company include: cable operators, apartment complexes, universities and other entities that distribute broadband signals. The Company purchases the equipment from cable operators who have surplus due to either an upgrade in their systems or an overstock in their warehouse. This equipment is sold both refurbished and "as is" to CATV operators throughout North America, South America, Mexico and Pacific Rim. The Company supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box at the customer's home. The Company also is a large stocking distributor for new equipment.

     AMG continues to market and sell the Shoppers Calculators(r) to various companies and entrepreneurs who use them to sell advertising within local stores. The advertising is positioned on patented solar-powered calculators attached to the handles of shopping carts.

Overview of the Industry

     CATV is a service that delivers multiple channels of television to subscribers who pay a monthly fee for the services they receive. A CATV system consists of four principal components. The first is the "up-link" where the programmer's signal is first scrambled and addressed, and is then transmitted to a C-band satellite. The second, known as a cable system "headend" facility, receives television signals from satellites and other sources. The headend facility organizes and retransmits those signals through the third component, the distribution network, to the subscriber. The third principal component is the distribution network, which consists of fiberoptic and coaxial cables and associated electronic equipment, which originate at the headend and extend throughout the CATV system. The fourth component of the CATV system, the subscriber equipment, is comprised of a "drop wire" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. An addressable converter box is a home terminal device, which permits the efficient delivery of premium CATV services, including pay-per-view programming, by enabling the CATV operator to control CATV subscriber services from a central headend computer.

     CATV operators generally offer to subscribers a basic service package and for additional charges, additional tiers of services, including premium services. Basic service programming typically includes broadcast network local affiliates, independent television stations and other locally originated programs. Additional tiers of service may consist of different satellite-delivered services and premium services, such as HBO and ShowTime that typically are offered to subscribers as a package for a separate monthly fee. Successive tiers of programming include additional services for additional monthly fees.
In addition, movies and special entertainment events, such as boxing matches and Olympic Games can be offered to subscribers with addressable converters on a selective, pay-per-view basis. CATV operators are also introducing digital cable audio services, which consist of multiple channels of commercial-free, compact disc quality music and programming.

Business of the Company

     The basic strategy of the Company is to: (a) maintain and expand its current customer base in North America for the sale of new and refurbished CATV equipment while focusing on expanding the repair side of the business and (b) acquire existing companies in the industry within specific geographic areas utilizing their service and sales staffs to increase sales.

     The Company believes that the CATV industry is expanding from a home entertainment service to providing telecommunications services to both homes and businesses. Management believes that the Company is well positioned to thrive and prosper in the industry.

     Construction, maintenance, expansion and upgrade of CATV systems require significant capital expenditures by CATV operators for system components, including coaxial and fiber optic cable, traditional radio frequency ("RF") amplifiers and fiber optic electronics, and addressable system controllers and converters. A major trend in the cable and satellite television industry has been the continuing expansion of channel capacity in response to CATV operators' desire to provide subscribers with more programming selections, including pay-per-view and additional premium programming services.

    The Company expects that CATV operators will continue to upgrade the technological capabilities of their systems and increase channel capacity in order to meet subscriber demand for more programming services, such as expanded pay-per-view, premium services and digital cable audio, which, in turn, provides opportunities for increased revenues for the CATV operators. In addition, new technologies can improve a CATV operator's margins and customer services by increasing the CATV system's reliability, picture quality and the "user friendliness" of the converter. The Company also expects CATV operators to increase spending to meet governmental requirements for renewing franchises and to position themselves to enter new and potential markets such as telephone and personal communications networks.

     In addition, the consolidation of CATV operators and their ongoing transformation into multi-service companies is prompting a re-evaluation of the used equipment values, as new services roll out using new technologies and state-of-the-art components. With the cost and sophistication of new equipment and technologies on the rise, and their shelf lives shrinking, the savvy use of used equipment by cable operators and manufacturers is becoming a vital component in their overall operational strategies. The Company believes that it is in a position to serve this expanding market.

     With respect to technology, CATV operators and suppliers, including the Company, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services. Moreover, the growing use of United States broadband system designs and equipment in international markets, where CATV penetration is low, presents another opportunity for sales of the Company's systems and equipment.

Products and Services

     The majority of the Company's business is the sale of used CATV equipment. The following is a list of the products sold by the Company with a brief description of the application of each product line:

     LINEGEAR covers all products, which are actually placed on the cable line. This includes active electronics, trunk stations and line extenders, which amplify and distribute the cable signal, and passive equipment such as taps, splitters and directional couplers, which simply pass the signal through for delivery to additional lines and the customer's home. The Company focuses on sales and repair of Scientific Atlanta, Magnavox, Jerrold, General Instruments, Texcan and Thetacom lines of taps, traps, splitters, DCs, power inserters and
pin connectors.   Linegear presently account for approximately 42% of revenues.

     HEADEND EQUIPMENT is used to provide signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are Scientific Atlanta, Blonder Tongue, Magnavox,

General Instruments and Drake lines of satellite receivers, integrated receiver/decoders, videociphers, demodulators, modulators, amplifiers, equalizers, processors, antennas, and antenna mounts. The Company specializes in the refurbishing and repairing of various manufacturers' lines of headend products as well as modifying these for use in different video formats.

     Repair Services are offered for all product lines, with an emphasis in Headend Equipment. The Company expects this area to grow significantly with the Company's focus on this side of the business and as additional mergers or acquisitions develop.

Sales and Marketing

     The majority of the Company's sales activity is generated through personal relationships developed by its sales personnel and executives, advertising in trade journals and other periodicals, telemarketing and direct mail to cable operators both in the United States. The Company has developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. The Company purchases a large amount of its inventory from cable operators who have upgraded, or are in the process of upgrading their system. The sales and purchasing functions operate under the same umbrella using a computerized buy/sell board to coordinate the activity between the two. In addition, the Company has very close relationships with major manufacturers of CATV equipment and purchases a large amount of such equipment from these original equipment manufacturers.

     The Company's purchasing department buys previously used CATV equipment throughout North America. As a result of competition in the communications industry, cable operators are aggressively upgrading their system with newer, technologically advanced equipment. This provides the Company's purchasing department opportunities to buy equipment, which were not normally available in the past. This competitive CATV market enables the Company to acquire additional inventory for sale to cable operators who are expanding with new subscribers or who are upgrading their system with the newer, more expensive technology.

     The Company is not dependent on one or a few customers to support its business. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer.

Competition

     There are a number of businesses similar to the Company throughout the United States engaged in buying and selling used CATV equipment. The majority of the competition operate within a regional a regional area without access to the large inventory the Company maintains due to capital requirements. The Company is the largest business in this industry providing both sales and service of used CATV equipment.

     The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. In addition to companies, which operate in a manner similar to the Company, it also faces competition from vendors supplying new products and various manufacturers in this industry. The Company has the ability to ship and supply their customer's products from large inventory without having to wait for the manufacturers to supply the items for their customers.

Personnel

     At September 30, 1999, the Company had 85 employees. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.

Recent Developments

     On November 22, 1999, the Company's wholly owned subsidiary, Lee CATV Corporation, a Nebraska corporation ("Lee"), merged with Diamond W Investments, Inc., a Nebraska corporation ("Diamond"). Lee was the surviving corporation and is carrying on the business and operations previously conducted by Diamond. Diamond was established in 1986 as a full service repair and sales center, selling new and refurbished cable equipment, designing, pre-wiring, installing and repairing along with FCC Proof of Performance on all types of headend equipment. Diamond built its reputation on high-quality with prompt turn around in repairs and technical training for their customers. As a result of the merger, the shareholders of Diamond received 27,211 shares of the Company's Series C Convertible Preferred Stock (which will be convertible into 272,110 shares of the Company's common stock) and a promissory note in the original principal amount of $271,094, which is payable over two years and bears interest at the rate of 8.0% per annum.

     Effective December 30, 1999, the name of the Company will change to ADDvantage Technologies Group, Inc.


ITEM 2.	DESCRIPTION OF PROPERTY

     TULSAT leases a total of approximately 106,650 square feet of office spac and warehouse facilities in seven buildings from entities, which are owned by David E. Chymiak and Kenneth A. Chymiak. Each lease has a five-year term. At December 30, 1999, total monthly payments of $30,000 were required. The Company believes that its current facilities are adequate to meet its needs.


ITEM 3.	LEGAL PROCEEDINGS

     The company is not involved in any material legal proceedings.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fiscal quarter ended September 30, 1999.


                                      PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded on the Nasdaq Small Cap Market from April 11, 1997 to September 21, 1999 under the symbol ADDM. On September 22, 1999, the Company's common stock was delisted from the Nasdaq Small Cap Market because the closing price of the stock was less than $1.00 per share for a period of greater than 30 consecutive trading days. The Company's common stock is currently traded on the OTC Bulletin Board under the symbol ADDM.

     The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's common stock as quoted on the Nasdaq Small Cap Market and the OTC Bulletin Board, as the case may be. Quotations represent inter-dealer prices without an adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


Year Ended December 31, 1998				High(1)		Low
----------------------------------------------          -------       ------

First Quarter                                           $ 9.75        $ 6.00
Second Quarter                                          $10.75        $ 1.25
Third Quarter                                           $ 3.13        $ 1.50
Fourth Quarter                                          $ 3.75        $ 0.88

Nine Months Ended September 30, 1999                     High           Low
----------------------------------------------          ------        ------

First Quarter                                           $ 1.22        $ 0.91
Second Quarter                                          $ 1.00        $ 0.69
Third Quarter                                           $ 4.13        $ 0.25

(1) All quotations prior to the fourth quarter of 1998 have been restated to reflect the effect of the one for four reverse stock split which was effective on Friday, October 9, 1998.

     Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of December 27, 1999, there were approximately 85 holders of record of common stock. However, the Company believes there are in excess of 815 beneficial owners of common stock.

Dividend Policy

     The Company has never declared or paid a cash dividend on its common stock. It has been the policy of the Company's Board of Directors to use all available funds to finance the development and growth of the Company's business. The payment of cash dividends in the future will be dependent upon the earnings and financial requirements of the Company and other factors deemed relevant by the Board of Directors.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Overview

     On September 30, 1999, the former shareholders of TULSAT assumed control of AMG pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to AMG in exchange for 8,000,000 shares of AMG $.01 par value common stock, 200,000 shares of newly issued Series A, 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into AMG common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

     As a result of this transaction, TULSAT became a wholly owned subsidiary of the Company and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of AMG. TULSAT'S management assumed management and control of the Company.

     The transaction has been accounted for as a purchase of AMG by TULSAT. The accompanying financial statements include the consolidated balance sheet of AMG and TULSAT as of September 30, 1999. The statements of income and cash flows are those of TULSAT.

Results of Continuing Operations

	TULSAT had previously elected to be taxed as an S Corporation for federal income tax purposes since its organization in 1985. As a consequence, the taxable net earnings of TULSAT are taxed as income to TULSAT's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of TULSAT's taxable earnings is the personal obligation of each stockholder. Immediately prior to the closing of the offering, TULSAT's status as an S Corporation automatically terminated and since then TULSAT has been treated as a C Corporation for income tax purposes as a wholly owned subsidiary of the Company. The Company anticipates being taxed at a combined effective rate of 38% based upon current federal and state income tax regulations.

First Nine Months of 1999 Compared with First Nine Months of 1998

Net Sales. Net sales increased $337,247, or 2.3%, to $15,325,448 in the first nine months of 1999 from $14,988,201 in the first nine months of 1998. Linegear Sales accounted for $7,030,628 (45.4% of total sales) for the first nine months of 1999 compared to $6,354,553 (42.6% of total sales) for the first nine months of 1998. The increase in sales primarily reflected increased demand for the Company's Linegear Products.

Cost of Goods Sold. Cost of goods sold increased to $8,050,308 for the first nine months of 1999 from $7,780,585 for the first nine months of 1998 and also increased as a percentage of sales to 52.5% from 51.9%. This increase was primarily due to changes in product mix.

Operating Expenses. Operating expenses increased to $2,664,872 in the first nine months of 1999 from $2,306,676 in the first nine months of 1998 and also increased as a percentage of sales to 17.4% from 15.4%. The increase in operating expenses was primarily due to higher costs resulting from the acquisition of AMG, an increase in additional leased properties and an increase in employee headcount.

Income from Operations. Income from Operations decreased 5.9% to $4,610,268 for the first nine months of 1999 from $4,900,950 for the first nine months of 1998. Income from Operations as a percentage of sales decreased to 30.1% in the first nine months of 1999 from 32.7% in the first nine months of 1998. This decrease was primarily due to the higher operating expenses as described in the preceding paragraph.

Interest and Other Expenses. Other expenses, net, increased to $279,067 in the first nine months of 1999 from $244,418 in the first nine months of 1998. These expenses in the first nine months of 1999 consisted of interest expense in the amount of $283,549, offset by $4,482 of miscellaneous income. Other expenses in the first nine months of 1998 consisted of interest expense of $257,436, loss on sale of investments of $86,099 offset by $4,485 of miscellaneous income and $94,632 of interest income. The increase in interest expense in the first nine months of 1999 was the result of the Fed's increase of the Prime Interest Rate, thus affecting the Company's note payable, which is tied to this rate (See Note 3 - Notes Payable in the notes to the accompanying financial statements).


Liquidity and Capital Resources

     The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $4,500,000. At September 30, 1999, notes payable consist of a $2,932,501 balance outstanding due June 30, 2000, interest payable monthly at Chase Manhattan Prime less .5% (7.75% at September 30, 1999). Net Cash provided by operating activities for the nine-month period ended September 30, 1999 was $2,298,017.

     Borrowings under the line of credit are limited to the lesser of $4,500,000 or the sum of 80% of qualified accounts receivable and 25% of qualified inventory. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain shareholders up to an aggregate $1,000,000.

     Shareholder loans include a $750,000 shareholder note bearing interest at 7.75%, and is subordinate to the bank notes payable. Shareholder loans also include advances of $725,007 bearing interest at the same rate as the Company's line of credit.

Year 2000 Compliance

     The Company has assessed its computer systems to identify those areas that could be adversely affected by Year 2000 software failures. The assessment included the review of hardware, software, including financial business systems, marketing and various other administrative functions,
("information technology"), and non-information technology areas such as microprocessors and embedded chips. To the extent that these information technologies and non-information technology systems contain source code that is unable to appropriately interpret the upcoming year 2000, all these issues have been addressed and any changes needed to these systems have been made where deemed appropriate. The Company believes that the estimated total costs excluding internal costs to complete compliance is not material. The Company
does not track internal costs incurred for the year 2000 compliance.   The costs
of compliance have been funded through operating cash flows of the Company.

     Although the Company expects, based on currently available information, that any additional expenditures that may be required in connection with Year 2000 conversions will not be material, there can be no assurance in this regard. The Company believes that certain of its customers or vendors may be impacted by the Year 2000 problems, which could in turn affect the Company. Currently, the Company cannot predict the effect of the Year 2000 problem on supplier or other entities and whether or not it will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     The Company believes it has an effective program in place, which will resolve the year 2000 issue in a timely manner. Year 2000 risks include failure to obtain successful testing of hardware/software, failed attempts to obtain vendor compliance, and failure on the part of suppliers and service providers. The Company believes that under most reasonably likely worst- case scenarios, the Company's operations could be disrupted or business or annual financials could be impaired. Based on the Company's current assessment of its information and non-information technology systems, it does not believe it necessary to develop extensive contingency plans for those systems. There can be no assurances, however, that any of the Company's plans will be sufficient to handle all problems or issues that may arise.

     The statements set forth herein concerning Year 2000 issues, which are not historical facts, are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

ITEM 7.	FINANCIAL STATEMENTS

	On September 30, 1999, the former shareholders of DRK Enterprises, Inc. d/b/a TULSAT Corporation, an Oklahoma corporation ("TULSAT"), assumed control of ADDvantage Media Group, Inc., an Oklahoma corporation ("AMG" or the "Registrant"), pursuant to the Securities Exchange Agreement entered into on September 16, 1999. The business combination has been accounted for as a purchase of AMG by TULSAT. The following financial statements include the consolidated balance sheet of AMG and TULSAT as of September 30, 1999, and the statements of income and cash flows of TULSAT for the nine-month period ended September 30, 1999, and the year ended December 31, 1998.

                      Index to Financial Statements                        Page
                      -----------------------------                        ----

Independent Auditors' Report                                                13

Consolidated Balance Sheet, September 30, 1999                              14

Statements of Income, Nine-Month Period Ended September 30, 1999
and Year Ended December 31, 1998; Nine Month Period Ended
September 30, 1998 (Unaudited)                                              16

Statement of Changes in Stockholders' Equity                                17

Statement of Cash Flows, Nine-Month Period Ended September 30, 1999
and Year Ended December 31, 1998                                            18

Notes to Consolidated Financial Statements                                  20

                          INDEPENDENT AUDITORS' REPORT





The Stockholders of
ADDvantage Media Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Media Group, Inc. (the "Company") as of September 30, 1999, and the related statements of income, changes in stockholders' equity and cash flows for the nine month
period then  ended   and year ended December 31, 1998.  These financial
statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the nine month period ended September 30, 1999 and year ended December 31, 1998 in conformity with generally accepted accounting principles.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP

December 2, 1999



                             ADDVANTAGE MEDIA GROUP, INC.
                              CONSOLIDATED BALANCE SHEET
                                   September 30, 1999



Assets
Current assets:
   Cash                                                                $     16,843
   Accounts receivable                                                    2,883,679
   Inventories                                                           12,089,769
   Prepaid expenses                                                         124,223
                                                                       -------------
Total current assets                                                     15,114,514

Property and equipment, at cost
   Machinery and equipment                                                  891,305
   Office equipment                                                          59,448
                                                                       -------------
                                                                            950,753
Less accumulated depreciation                                              (595,321)
                                                                       -------------
Net property and equipment                                                  355,432

Other assets:
   Deferred income taxes                                                  1,255,000
   Investment                                                               660,000
   Goodwill                                                                 199,490
   Other assets                                                               3,597
                                                                       -------------
                                                                          2,118,087

Total assets                                                           $ 17,588,033
                                                                       =============


                     See notes to consolidated financial statements.






                             ADDVANTAGE MEDIA GROUP, INC.
                              CONSOLIDATED BALANCE SHEET
                                  September 30, 1999

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $  1,295,642
   Bank notes payable                                                     2,932,501
   Stockholder loans                                                      1,475,007
                                                                       -------------
Total current liabilities                                                 5,703,150

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
     $1.00 par value, at stated value
      Series A, 5% cumulative convertible, 200,000
        shares issued and outstanding with a stated
        value of $40 per share                                            8,000,000
      Series B, 7% cumulative; 300,000 shares
        issued and outstanding with a stated value
        of $40 per share                                                 12,000,000
   Common stock, $.01 par value, 10,000,000
     shares authorized; 9,712,345 shares issued
     and outstanding                                                         97,124
   Common stockholders' deficit                                          (8,212,241)
                                                                       -------------
Total stockholders' equity                                               11,884,883

Total liabilities and stockholders' equity                             $ 17,588,033
                                                                       =============

                     See notes to consolidated financial statements.


                                            -15-




                                   ADDVANTAGE MEDIA GROUP, INC.
                                       STATEMENTS OF INCOME


                                                                           Nine months
                                              Nine months                     ended
                                                 ended       Year ended    Septmber 30,
                                             September 30,  December 31,       1998
                                                 1999           1998       (unaudited)
                                             -------------  ------------- --------------
Net sales and service income                 $ 15,325,448   $ 19,704,556   $ 14,988,211
Cost of sales                                   8,050,308     10,525,561      7,780,585
                                             -------------  -------------  -------------
Gross profit                                    7,275,140      9,178,995      7,207,626
Operating expenses                              2,664,872      3,200,245      2,306,676
                                             -------------  -------------  -------------
Income from operations                          4,610,268      5,978,750      4,900,950

Other income (expense):
   Interest expense                              (283,549)      (328,757)      (257,436)
   Interest income                                    -           94,632         94,632
   Loss on sale of investments                        -          (87,696)       (86,099)
   Miscellaneous                                    4,482         19,023          4,485
                                              ------------   ------------   ------------
Total other income (expense)                     (279,067)      (302,798)      (244,418)
                                              ------------   ------------   ------------
Net income                                    $ 4,331,201    $ 5,675,952    $ 4,656,532
                                              ============   ============   ============
Pro-forma net income (unaudited):
   Income before income taxes                 $ 4,331,201    $ 5,675,952    $ 4,656,532
   Provision for income taxes                   1,646,000      2,157,000      1,769,000
                                              ------------   ------------   ------------
   Pro-forma net income                       $ 2,685,201    $ 3,518,952    $ 2,887,532
                                              ============   ============   ============


                     See notes to consolidated financial statements.


                                            -16-





                                                 ADDVANTAGE MEDIA GROUP, INC.

                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                            Nine months ended September 30, 1999 and
                                                  year ended December 31, 1998

                                       ADDvantage         Tulsat      Series A     Series B   Retained    Tulsat
                                   Common      Stock  Common  Stock   Preferred    Preferred  Earnings   Treasury
                                   Shares     Amount  Shares  Amount    Stock        Stock    (Deficit)    Stock          Total
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1997              -   $    -    1,000  $1,000   $     -    $     -      $7,188,376  $(55,002)    $7,134,374

Net income                              -        -        -       -         -          -       5,675,952         -      5,675,952

Cash distributions to owners            -        -        -       -         -          -      (3,284,282)        -     (3,284,282)
                                --------------------------------------------------------------------------------------------------
Balance, December 31, 1998              -        -     1,000  1,000         -          -       9,580,046   (55,002)     9,526,044

Net income                              -        -        -       -         -          -       4,331,201         -      4,331,201

Distribution to owners:
  Cash                                  -        -        -       -         -          -      (3,570,282)        -     (3,570,282)
  Property, net of mortgage
   note                                 -        -        -       -         -          -        (525,682)        -       (525,682)

Tulsat / ADDvantage Media
  share exchange:
    ADDvantage Media shares
     outstanding                 1,712,345  17,124        -       -         -          -               -         -         17,124
    Issue common shares          8,000,000  80,000   (1,000)(1,000)         -          -       1,972,476    55,002      2,106,478
    Issue preferred shares               -       -        -       -    8,000,000  12,000,000 (20,000,000)        -              -
                                ---------------------------------------------------------------------------------------------------

Balance, September 30 1999               - $97,124        -  $    -   $8,000,000 $12,000,000 $(8,212,241)  $     -    $11,884,883
                                ===================================================================================================

                        See notes to consolidated financial statements.






                                           ADDVANTAGE MEDIA GROUP, INC.

                                              STATEMENTS OF CASH FLOWS

                                  For the nine months ended September 30, 1999 and
                                            the year ended December 1998



                                                                       Nine months
                                                                          ended         Year ended
                                                                      September 30,    December 31,
                                                                           1999            1998
                                                                      --------------  --------------
Cash Flows from Operating Activities
    Net income                                                        $   4,331,201   $    5,675,952
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Depreciation and amortization                                       89,000          124,649
         Loss on sale of investments                                              -           87,843
         Change in:
            Receivables                                                    (674,821)         383,317
            Prepaid expense                                                (112,168)          37,202
            Inventories                                                  (1,447,753)      (3,057,732)
            Accounts payable                                                 74,155          219,602
            Other assets                                                     38,403                -
                                                                      --------------  ---------------
    Net cash provided by operating activities                             2,298,017        3,470,833
                                                                      --------------  ---------------
Cash Flows from Investing Activities
    Additions to property and equipment                                     (84,200)         (54,960)
    Proceeds from the sale of long-term investments                               -           71,477
    Cash acquired in ADDvantage Media purchase                               16,842                -
                                                                      --------------  ---------------
    Net cash provided by (used in) investing activities                     (67,358)          16,517
                                                                      --------------  ---------------
Cash Flows from Financing Activities
    Distributions to owners                                              (3,570,282)      (3,284,282)
    Net borrowings (repayments) under line of credit                      1,141,459          (45,606)
    Advances from stockholders                                              215,007          510,000
                                                                      --------------  ---------------
Net cash used in financing activities                                    (2,213,816)      (2,819,888)
                                                                      --------------  ---------------
Net increase in cash                                                         16,843          667,462

Cash, beginning of period                                                         -         (667,462)
                                                                      --------------  ---------------
Cash, end of period                                                   $      16,843   $            -
                                                                      ==============  ===============




                        See notes to consolidated financial statements.





                                           ADDVANTAGE MEDIA GROUP, INC.

                                              STATEMENTS OF CASH FLOWS

                                  For the nine months ended September 30, 1999 and
                                            the year ended December 1998



                                                                       Nine months
                                                                          ended         Year ended
                                                                      September 30,    December 31,
                                                                           1999            1998
                                                                      --------------  --------------
Supplemental Cash Flow Information
   Interest paid for the period                                      $      283,549   $     328,757

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Distribution of property and related
     mortgage note to owner                                          $    1,097,514   $           -
   Acquisition of ADDvantage Media Group, Inc.
     Working capital other than cash                                        (52,401)              -
     Equipment                                                               59,448               -
     Intangibles and other assets                                         2,099,712               -




                       See notes to consolidated financial statements.
                                            -19-


                           ADDVANTAGE MEDIA GROUP, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Nine months ended September 30, 1999
                         and year ended December 31, 1998


Note 1 - Summary of Significant Accounting Policies
----------------------------------------------------

Basis of presentation

On September 30, 1999, the former shareholders of DRK Enterprises, Inc. d/b/a TULSAT assumed control of ADDvantage Media Group, Inc. ("ADDvantage Media") pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage Media in exchange for 8,000,000 shares of ADDvantage Media $.01 par value common stock, 200,000 shares of newly issued Series A, 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage Media common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

As a result of this transaction, TULSAT became a wholly owned subsidiary of ADDvantage Media and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage Media. TULSAT's management assumed management and control of ADDvantage Media.

The transaction has been accounted for as a purchase of ADDvantage Media by TULSAT. The accompanying financial statements include the consolidated balance sheet of ADDvantage Media and TULSAT as of September 30, 1999. The statements of income and cash flows are those of TULSAT.

Description of business

TULSAT sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. TULSAT operates in one business segment.

ADDvantage Media markets and sells in-store advertising to national advertisers. The advertising is positioned on patented solar-powered calculators attached to the handles of shopping carts.

Principles of consolidation

The consolidated financial statements include the balance sheet of ADDvantage Media and TULSAT (collectively the "Company") as of September 30, 1999, and the operations and cash flows of TULSAT for the nine months ended September 30, 1999 and the year ended December 31, 1998. The Company's 27% investment in a company is accounted for under the equity method.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method.

Property and equipment

Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized.

Income taxes

Up to the purchase date, TULSAT was taxed as an S Corporation under the Internal Revenue Code and applicable state statutes. Under an S Corporation election, the income of TULSAT flows through to the stockholders to be taxed at the individual level rather than the corporate level. Accordingly, the accompanying financial statements reflect no provision for income taxes. As a result of the ADDvantage Media purchase, TULSAT will be taxed as a regular corporation in the future.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $130,342 in the nine-month period ended September 30, 1999 and $162,398 in the year ended December 31, 1998.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.

Goodwill

Goodwill, which represents the excess of cost over fair value of ADDvantage Media assets acquired, is amortized on a straight-line basis over 20 years.

Impairment of long-lived assets

The Company evaluates the long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if an impairment is required. Until the assets are disposed of, an estimate of the fair value is redetermined when related events or circumstances change.

Employee stock-based awards

Employee stock-based awards are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Earnings per share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options, restricted stock and convertible preferred stock.

Fair value of financial instruments

The carrying amounts of accounts receivable and payable approximate fair value due to their short maturities. The carrying value of the Company's note payable approximates fair value since it was entered into at a date close to the balance sheet date. Terms of the shareholder loans are similar to the bank loan.

New accounting standards

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that those instruments be measured at fair value. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

Fiscal year

The fiscal year of ADDvantage Media and TULSAT was December 31. Effective September 30, 1999, the fiscal year was changed to September 30.


Note 2 - Cash Management
------------------------

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $196,187 at September 30, 1999 and is included in accounts payable.


Note 3 - Notes Payable
----------------------

At September 30, 1999, notes payable consist of a $2,932,501 balance outstanding on a $4,500,000 line of credit due June 30, 2000, interest payable monthly at Chase Manhattan Prime less .5% (7.75% at September 30, 1999).

Borrowings under the line of credit are limited to the lesser of $4,500,000 or the sum of 80% of qualified accounts receivable and 25% of qualified inventory. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain stockholders up to an aggregate $1,000,000.

Stockholder loans include a $750,000 shareholder note bearing interest at 7.75%, and is subordinate to the bank notes payable. Stockholder loans also include advances of $725,007 bearing interest at the same rate as the Company's line of credit.

Note 4 - Income Taxes
---------------------

As of September 30, 1999, the tax basis of TULSAT's assets and liabilities is substantially the same as the financial basis. ADDvantage Media has a net operating loss carryforward of approximately $4,700,000 at September 30, 1999, expiring in varying amounts from 2008 to 2019. Utilization of ADDvantage Media's net operating loss carryforward to reduce future taxable income is limited. Certain other tax benefits of ADDvantage Media may also be available in future consolidated income tax returns.

The deferred tax asset related to ADDvantage Media's net operating loss and other tax benefits is approximately $2,000,000. Based on the Company's assessment of the probability of realization, a valuation allowance of $785,000 has been established as of September 30, 1999, resulting in a deferred tax asset of $1,255,000. Any tax benefits that are realized for which the valuation allowance was established will first reduce to zero the goodwill related to the acquisition, and will then reduce income tax expense.


Note 5 - Stockholders' Equity
-----------------------------

The ADDvantage Media stockholders adopted the 1998 Incentive Stock Plan, which provides for the award to officers, directors, key employees and consultants of stock options and restricted stock. Under the Plan, option prices will be set by the Board of Directors and may be greater than, equal to, or less than fair market value on the grant date.

The following table summarizes information about fixed stock options outstanding at September 30, 1999, all of which are exercisable:



                                                            Weighted
                                                            Average     Weighted
                   Range of                                 Remaining   Average
                   Exercise               Number            Contractual Exercise
                    Prices              Outstanding            Life       Price
---------------------------------------------------------------------------------
Employee options:
$0.80 - $0.875                            13,500             7.8 years   $0.86


In 1998, ADDvantage Media granted warrants which entitle the holder to purchase up to 62,500 shares of common stock at $2.00 per share. The warrants may be exercised at any time until December 31, 2000.

The Series A and Series B Preferred Stock are prior to the Company's common stock with respect to the payment of dividends and the distribution of assets. Cash dividends shall be payable quarterly when and as declared by the Board of Directors.

Interest accrues on unpaid dividends at the rate of 5% per annum with respect to the Series A Preferred Stock and 7% per annum with respect to the Series B Preferred Stock. No dividends may be paid on any class of stock ranking junior to the Preferred Stock unless Preferred Stock dividends have been paid. Liquidation preference is equal to the stated value per share. The Series A and B Preferred Stock is redeemable at any time at the option of the Board of Directors at a redemption price equal to the stated value per share. Holders of the Preferred Stock do not have any voting rights unless the Company fails to pay dividends for four consecutive dividend payment dates. Shares of Series A Preferred Stock are convertible into common stock at any time at the option of the holder. Each share of Series A Preferred Stock is convertible into 10 shares of common stock.


Note 6 - Operating Leases
-------------------------
TULSAT leases various properties primarily from a company owned by TULSAT's former owners. Future minimum lease payments under these leases are as follows:

                      2000                      $ 363,800
                      2001                        360,000
                      2002                        360,000
                      2003                        336,500
                      2004                        279,000
                                              -------------
                                              $ 1,699,300
                                              =============

Total rental expense for all operating leases was $90,200 for the nine-month period ended September 30, 1999 and $54,300 for the year ended December 31, 1998.

In September 1999, TULSAT sold the land and building used in TULSAT's operations to a company owned by TULSAT's owners and leased it back over a five year term. The $188,000 gain on sale was not reported in income, but was credited to the Company's capital. Lease expense is $15,000 per month and is included in the future minimum lease payment schedule above.


Note 7 - Retirement Plan
------------------------

TULSAT sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. TULSAT's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $32,802 during the nine-month period ended September 30, 1999 and $26,164 during the year ended December 31, 1998

Note 8 - Purchase of ADDvantage Media
-------------------------------------

See Note 1 for a description of the business combination of ADDvantage Media and TULSAT. The transaction has been accounted for as a purchase of ADDvantage Media by TULSAT. The purchase price of $2.1 million was determined by the market value of the ADDvantage Media common stock on the NASDAQ Bulletin Board times the number of shares held by ADDvantage Media shareholders. The purchase price was allocated to identifiable assets and liabilities based on their estimated fair values, with the remainder allocated to goodwill which will be amortized over 20 years.

The accompanying statement of income does not include any revenues or expenses of ADDvantage Media since the transaction closed on September 30, 1999. The unaudited pro-forma results of operations included in the statement of income presents the results of operations of TULSAT adjusted for a pro-forma provision for income taxes at the combined federal and state tax rate of 38%. Following are the unaudited pro-forma results of operations for the nine months ended September 30, 1999 and 1998 and the year ended December 31, 1998 assuming the acquisition occurred at the beginning of each period.


                                                                                Nine months
                                             Nine months          Year              1998
                                                 1999             1998          (unaudited)
                                            -------------    -------------    --------------
Net sales and service income                  $15,336,008     $19,718,838       $15,003,775
Net income                                    $ 2,358,761     $ 3,308,235       $ 2,732,090
Net income attributable to common stock       $ 1,428,761     $ 2,068,235       $ 1,802,090
Weighted average outstanding common shares      9,712,346       9,476,646         9,476,646
Basic and Diluted Earnings per Share          $      0.15     $      0.22       $      0.19


These unaudited pro-forma results have been prepared for comparison purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1998, or of future results of operations.


Note 9 - Investment in Ventures Education System Corporation
------------------------------------------------------------

On September 1, 1998 ADDvantage Media acquired a 27% interest in Ventures Education Systems Corporation ("Ventures"), a private company engaged in the commercial development and marketing of proprietary teaching techniques, services, products, and materials; principally to public primary and secondary schools. Ventures was formed in May 1997 and is headquartered in New York, New York. Under the terms of the investment, the Company may designate one member of the Ventures Board of Directors.

The original cost of the 550,000 common shares acquired was $990,000. As a result of the acquisition, the investment was adjusted to estimated fair value of $660,000, $1.20 per share. As of June 30, 1999, Venture's fiscal year end, its assets, liabilities, and equity are summarized as follows:

        Total assets                                          $   324,274

        Total liabilities                                       1,359,479
                                                              --------------
        Stockholder's deficiency                               $(1,035,205)
                                                              ==============

Note 10 - Subsequent Events
---------------------------

On November 22, 1999, Diamond W Investments, Inc. ("Diamond") was merged into a wholly-owned subsidiary of the Company. As a result, the former shareholders of Diamond received 27,211 shares of ADDvantage Media Series C Convertible Preferred Stock, par value $1.00 per share with a stated value of $36.75 per share (which are convertible into shares of ADDvantage Media common stock at a price of $3.675 per share), and a promissory note in the amount of $271,000, for a total merger consideration of $1,271,000.

Diamond was established in 1986 as a full service repair and sales center, selling new and refurbished cable equipment and providing related services.

On November 10, 1999, the ADDvantage Media Board of Directors approved an amendment to the certificate of incorporation to change the Company's name to "ADDvantage Technologies Group, Inc." The amendment to the certificate of incorporation was approved by a majority of the issued and outstanding shares of ADDvantage Media's common stock. The written consent will become effective on or about December 30, 1999.

On October 19, 1999, the name of TULSAT was changed from D.R.K. Enterprises, Inc. to TULSAT Corporation.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item concerning the Company's officers, directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Identity of Officers," "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders
(the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 1999.


ITEM 10.       EXECUTIVE COMPENSATION

     The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled "Compensation of Directors and Executive Officers" of the Company's Proxy Statement.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners And Management" of the Company's Proxy Statement.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement.


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are included as exhibits to this Form 10-KSB.
Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
-------

2.1		The Securities Exchange Agreement, dated as of September 16,
     1999, by and among ADDvantage Media Group, Inc. and David E.
     Chymiak, Kenneth A. Chymiak, as Trustee of the Ken Chymiak Revocable Trust Dated March 4, 1992, and Susan C. Chymiak, as Trustee of the Susan Chymiak Revocable Trust Dated March 4, 1992 is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on September 24, 1999.

2.2		The Amendment and Clarification of the Securities Exchange
     Agreement, dated as of September 16, 1999 incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

2.3		The Agreement and Plan of Merger, dated as of November 22, 1999, by and among ADDvantage Media Group, Inc., TULSAT Corporation,
     Lee CATV Corporation, Diamond W Investments, Inc., Randy L.
     Weideman and Deborah R. Weideman incorporated by reference to
     Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

3.1		Certificate of Incorporation of the Company and amendments
     thereto incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-18, File No.
     33-399902-FW (the "S-18 Registration Statement").

3.2		Fourth Amendment to the Certificate of Incorporation of the
     Company incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 33-49892
     (the "S-1 Registration Statement").

3.3		Bylaws of the Company incorporated by reference to Exhibit 3.2 to the S-18 Registration Statement.

4.1		Certificate of Designation, Preferences, Rights and Limitations
     of ADDvantage Media Group, Inc. Series 5% Cumulative Convertible
     Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K field with the Securities Exchange Commission by the Company on October 14, 1999.

4.2		Certificate of Designation, Preferences, Rights and Limitations
     of ADDvantage Media Group, Inc. Series C Convertible Preferred
     Stock as filed with the Oklahoma Secretary of State on November 22, 1999 incorporated by reference to Exhibit 2.1 to the Current
     Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

10.1		Lease Agreement dated September 15, 1999 by and between Chymiak
      Investments, L.L.C. and TULSAT Corporation (formerly named DRK Enterprises, Inc.).

10.2		Schedule of documents substantially similar to Exhibit 10.1.

10.3		Promissory Note for $271,093.54 from the Company to Randy L.
      Weideman and Deborah R. Weideman dated November 22, 1999.

10.4		Lease Agreement, dated November 22, 1999, by and between Randy
      L. Weideman and Deborah R. Weideman and Lee CATV Corporation incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

10.5		Employment Agreement, dated as of November 22, 1999, by and between
      Lee CATV Corporation, Randy L. Weideman and TULSAT Corporation
      incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the
      Company on December 7, 1999.

10.6		Noncompete Agreement, dated as of November 22, 1999, by and
      between Lee CATV Corporation and Deborah R. Weideman incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

21.1  Subsidiaries.

23.1		Consent of Tullius Taylor Sartain & Sartain LLP.

27.1		Financial Data Schedule

 (b)	Reports on Form 8-K

 The Company filed a Current Report on Form 8-K dated September 24, 1999, reporting a change in control of the Company and a change in its fiscal year.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADDvantage Media Group, Inc.


Date:  December 27, 1999               By:  /S/ Kenneth A. Chymiak
                                           ------------------------------------
                                               Kenneth A. Chymiak, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 23, 1999               /S/ David E. Chymiak
                                       ----------------------------------------
                                       David E. Chymiak, Chairman of the Board


Date:  December 27, 1999               /S/ Kenneth A. Chymiak
                                       ----------------------------------------
                                       Kenneth A. Chymiak, President, Chief
                                       Executive Officer and Director

Date:  December 27, 1999               /S/ Gary W. Young
                                       ----------------------------------------
                                       Gary W. Young, Executive Vice President
                                       - Finance and Administration (Principal
                                       Financial Officer) and Director

Date:  December 29, 1999               /S/ Adam R. Havig
                                       ----------------------------------------
                                       Adam R. Havig, Controller


Date:  December 27, 1999               /S/ Stephen J. Tyde
                                       ----------------------------------------
                                       Stephen J. Tyde, Director


Date:  December 27, 1999               /S/ Freddie H. Gibson
                                       ----------------------------------------
                                       Freddie H. Gibson, Director


Date:  December ___, 1999
                                       ----------------------------------------
                                       Randy L. Weideman, Director
