Form 10QSB
period 1999-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2000-02-14
CIK 874292

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    [x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period ________________ to ______________

                        Commission File number 1-10799

                      ADDvantage Technologies Group, Inc.
	(Exact name of small business issuer as specified in its charter)

               OKLAHOMA                                      73-1351610
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


             1605 E. Iola
        Broken Arrow, Oklahoma                                  74012
(Address of principal executive office)                       (Zip Code)

                                 (918) 251-9121
              (Registrant's telephone number, including area code)

                          ADDvantage Media Group, Inc.
                         5100 E. Skelly Drive Ste. 1080
                             Tulsa, Oklahoma 74135
                               December 31, 1998
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes  x   No

Shares outstanding of the issuer's $.01 par value common stock as of February 1, 2000 is 9,720,845.
Transitional Small Business Issuer Disclosure Format (Check one): Yes    No  x

                          Part I - Financial Information                  Page
                                                                          ----


Financial Information:

	Item 1.    Financial Statements

             Consolidated Balance Sheet
                  December 31, 1999                                         3

             Consolidated Statements of Income
                  Three Months Ended December 31, 1999 and 1998             5

             Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 1999 and 1998             6

             Notes to Consolidated Financial Statements                     8

	Item 2.

             Management's Discussion and Analysis of the Financial
                  Condition and Results of Operation                       10


			   Part II - Other Information


        Item 2.    Changes in Securities and Use of Proceeds               14

        Item 4.    Submission of Matter to a Vote of Security Holders      14

        Item 6.    Exhibits and Reports on Form 8-K                        15

        Signatures                                                         17


                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              CONSOLIDATED BALANCE SHEET
                                  December 31, 1999

Assets
Current assets:
   Cash                                                             $      85,452
   Accounts receivable                                                  2,222,983
   Inventories                                                         13,415,609
   Prepaid expenses                                                         4,657
                                                                   ---------------
Total current assets                                                   15,728,702

Property and equipment, at cost
   Machinery and equipment                                                937,806
   Leasehold improvements                                                 123,013
   Other property and equipment                                            70,163
                                                                        1,130,981
Less accumulated depreciation                                            (618,820)
                                                                   ---------------
Net property and equipment                                                512,162

Other assets:
   Deferred income taxes                                                1,210,094
   Investment                                                             660,000
   Goodwill                                                             1,521,539
   Other assets                                                            31,462
                                                                        3,423,095
                                                                   ---------------
Total assets                                                        $  19,663,958
                                                                   ===============

               See notes to consolidated financial statements


                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              CONSOLIDATED BALANCE SHEET
                                  December 31, 1999

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                 $   1,633,883
   Accrued income taxes                                                   393,554
   Bank Revolving Line of Credit                                        2,798,110
   Dividends payable                                                      310,000
   Stockholder loans                                                    1,150,000
                                                                   ---------------
Total current liabilities                                               6,285,547

Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
     $1.00 par value, at stated value
      Series A, 5% cumulative convertible, 200,000 shares issued
        and outstanding with a stated value of $40 per share            8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
              outstanding with a stated value of $40 per share         12,000,000
      Series C, convertible, 27,211 shares issued and outstanding
        with a stated value of $36.75 per share                         1,000,000
   Common stock, $.01 par value, 10,000,000
     shares authorized; 9,720,845 shares issued
     and outstanding                                                       97,209
   Common stockholders' deficit                                        (7,718,797)
Total stockholders' equity                                             13,378,411
                                                                   ---------------
Total liabilities and stockholders' equity                          $  19,663,958
                                                                   ===============


               See notes to consolidated financial statements


                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          STATEMENTS OF INCOME
                 For three months ended December 31, 1999
                                 and 1998

                                          Three months     Three months
                                              ended           ended
                                          December 31,     December 31,
                                              1999             1998
                                           (unaudited)     (unaudited)
                                        ---------------------------------
Net sales and service income             $  4,536,171      $   4,782,325
Cost of sales                               2,101,005          2,725,061
                                        ---------------------------------
Gross profit                                2,435,166          2,057,264
Operating expenses                          1,134,087            887,096
                                        ---------------------------------
Income from operations                      1,301,079          1,170,168
Interest expense                              (67,554)           (71,321)
                                        ---------------------------------
Income before income taxes                  1,233,524          1,098,846
Provision for income taxes                    428,199               -
                                        ---------------------------------
Net income                                    805,325          1,098,846
Preferred Dividends                           310,000               -
                                        ---------------------------------
Net income attributable to common
stockholders                             $    495,325      $   1,098,846
                                        =================================
Pro-forma net income (unaudited):
   Income before income taxes                              $   1,098,846
   Provision for income taxes                                    417,562
                                                          ---------------
   Pro-forma net income                                          681,285
   Provision for preferred dividends                             310,000
                                                          ---------------
Pro-forma net income attributable to
      common stockholders                                  $     371,285
                                                          ===============
Basic and Diluted Earnings per share     $        0.05     $        0.04
                                        =================================


               See notes to consolidated financial statements


                            ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                STATEMENTS OF CASH FLOWS
                         For three months ended December 31, 1999
                                        and 1998

                                                          Three months   Three months
                                                              ended         ended
                                                           December 31,   December 31,
                                                               1999           1998
                                                         -----------------------------
Cash Flows from Operating Activities
Net income                                                $   805,325    $  1,098,846
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                              139,539          48,149
   Provision for Deferred Income Tax                           44,906            -
   Change in:
      Receivables                                             866,601         307,593
      Prepaid expense                                         214,438         (38,621)
      Inventories                                          (1,074,929)       (721,104)
      Accounts payable and accrued liabilities                415,570         735,194
                                                         ------------------------------
Net cash provided by operating activities                   1,411,451       1,430,057
                                                         ------------------------------

Cash Flows from Investing Activities
   Additions to property and equipment                       (205,986)         (7,594)
   Cash acquired in LEE CATV merger                            90,047            -
   Other                                                      (50,955)           -
                                                         ------------------------------
Net cash provided by (used in) investing activities          (166,894)         (7,594)
                                                         ------------------------------

Cash Flows from Financing Activities
   Distributions to owners                                       -           (320,000)
   Net repayments under line of credit                       (858,378)     (1,102,463)
   Repayments of stockholders advances                       (325,007)           -
   Proceeds for exercise of common stock opt                    7,437            -
                                                         ------------------------------
Net cash used in financing activities                      (1,175,948)     (1,422,463)
                                                         ------------------------------
Net increase in cash                                           68,609            -

Cash, beginning of period                                      16,843            -
                                                         ------------------------------
Cash, end of period                                       $    85,452    $       -
                                                         ==============================

                  See notes to consolidated financial statements


                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                For the three months ended December 31, 1999 and
                                       1998


                                                           Three months   Three months
                                                              ended          ended
                                                           December 31,   December 31,
                                                              1999            1998
                                                         -----------------------------
Supplemental Cash Flow Information
   Interest paid for the period                           $    67,554    $     71,321

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Issuance of preferred stock                         $ 1,000,000    $       -
      Working capital other than cash                         241,017            -
      Land and equipment                                      116,694            -
      Intangibles and other assets                          1,276,229            -
      Assumption of note payable                             (723,987)           -


               See notes to consolidated financial statements

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

On September 30, 1999, the former shareholders of TULSAT Corporation (formerly named DRK Enterprises, Inc.) assumed control of ADDvantage Media Group, Inc. ("ADDvantage Media", now named ADDvantage Technologies Group, Inc) pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage Media in exchange for 8,000,000 shares of ADDvantage Media $.01 par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage Media common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B 7% Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

As a result of this transaction, TULSAT became a wholly owned subsidiary of ADDvantage Media and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage Media. TULSAT's management assumed management and control of ADDvantage Media.

The transaction has been accounted for as a purchase of ADDvantage Media by TULSAT. The accompanying financial statements include the consolidated balance sheet of ADDvantage Media and TULSAT as of December 31, 1999. The statements of income and cash flows are those of the combined company for December 31, 1999 and those of TULSAT for the period ended December 31, 1998.

Note 2 - Description of Business

TULSAT sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. TULSAT operates in one business segment.

ADDvantage Media continues to market and sell the Shoppers Calculators-R- to various companies and entrepreneurs who use them to sell advertising within local stores. The advertising is positioned on patented solar-powered calculators attached to the handles of shopping carts.




Note 3 - Earnings per Share

                                                            Pro-forma
                                           Three months    Three months
                                              ended           ended
                                           December 31,    December 31,
                                               1999            1998
                                           -----------------------------
Basic EPS Computation:
     Net income                               $495,325       $371,285
     Weighted average outstanding common     9,719,429      9,476,646
     Basic and Diluted Earnings per Share        $0.05          $0.04


Stock options and warrants were not included in the computation of diluted EPS as their effect is anti-dilutive.

Note 4 - Acquistions and other events

On November 22, 1999, Diamond W Investments, Inc. ("Diamond") was merged into a wholly-owned subsidiary of the Company. As a result, the former shareholders of Diamond received 27,211 shares of ADDvantage Media Series C Convertible Preferred Stock, par value $1.00 per share with a stated value of $36.75 per share (which are convertible into shares of ADDvantage Media common stock at a price of $3.675 per share), and a promissory note in the amount of $271,094, for a total merger consideration of $1,271,094.

Diamond was established in 1986 as a full service repair and sales center, selling new and refurbished cable equipment and providing related services.

On November 10, 1999, the ADDvantage Media Board of Directors approved an amendment to the certificate of incorporation to change the Company's name to "ADDvantage Technologies Group, Inc." The amendment to the certificate of incorporation was approved by a majority of the issued and outstanding shares of ADDvantage Media's common stock. The name change became effective on December 30, 1999.

On October 19, 1999, the name of TULSAT was changed from D.R.K. Enterprises, Inc. to TULSAT Corporation.


Note 5 - Revolving Line of Credit

In January, ADDvantage received a Line of Credit increase to $l0,000,000. This will provide up to $6,000,000 in a revolving Line of Credit for working capital purposes and up to $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines. This should provide ADDvantage with the financial resources to help fund future business acquisitions or to establish new locations in strategic markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

On September 30, l999, the former shareholders of TULSAT Corporation assumed control of ADDvantage Media Group, Inc. ("AMG", now named ADDvantage Technologies Group, Inc.) pursuant to the Securities Exchange Agreement ("Agreement") entered into on September l6, l999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $l0,000,000 of TULSAT promissory notes, to AMG in exchange for 8,000,000 shares of AMG $.0l par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $l.00 per share, with a stated value of $40.00 per share (convertible into AMG common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B 7% Cumulative Preferred Stock, par value $l.00 per share, with a stated value of $40.00 per share.

As a result of this transaction TULSAT became a wholly owned subsidiary of AMG and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and l00% of the issued and outstanding preferred stock of AMG. TULSAT'S management assumed control of AMG.

On November 22, l999, Diamond W. Investments, Inc. ("Diamond") was merged into a wholly-owned subsidiary of AMG. As a result, the former shareholders of Diamond received 27,2ll share of AMG Series C Convertible Preferred Stock, par value of $l.00 per share, with a stated value of $36.75 per share (which are convertible into shares of ADDvantage Media common stock at a price of $3.675 per share), and a promissory note in the amount of $27l,000, for a total merger consideration of $l,27l,000.

On November l0, l999, the AMG Board of Directors approved an amendment to the certificate of incorporation to change the Company's name to "ADDvantage Technologies Group, Inc." The amendment to the certificate of incorporation was approved by a majority of the issued and outstanding share of ADDvantage Media's common stock. The name change became effective on December 30, l999.

Results of Operations

TULSAT had previously elected to be taxed as an S Corporation for federal income tax purposes since its organization in l985. As a consequence, the taxable net earnings of TULSAT were taxed as income to TULSAT's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of TULSAT's taxable earnings was the personal obligation of each stockholder. Immediately prior to the closing of the offering, TULSAT's status as a S Corporation automatically terminated and since then TULSAT has been treated as a C Corporation for income tax purposes as a wholly owned subsidiary of the Company. The Company anticipates being taxed at a combined effective rate of 38% based upon current federal and state income tax regulations.

In order to present the results of operations for the three months ended December 31, 1998 on a basis comparable to that for the three months ended

December 31, 1999, a pro-forma provision for income taxes and preferred stock dividends has been presented for the 1998 period.

Comparison of Results of Operations for the Three Months Ended December 3l, l999 and December 3l, l998

Net income attributable to common stockholders for the first quarter of fiscal 2000 was $495,325 or $.05 per share versus $l,098,846 for the first quarter last year ($371,285 attributable to common stockholders on a pro-forma basis, $.04 per share). TULSAT was taxed as an S Corporation under the Internal Revenue Code last year so accordingly, last year's results reflect no provision for income taxes or preferred stock dividends. The Company incurred income tax expense of $428,199 and preferred stock dividends of $310,000 for the quarter ended December 31, 1999.

Gross profits increased $377,903 or 18.4% in the first quarter of the fiscal year 2000, as compared to l999. This increase was primarily due to a better mix of products sold with higher profit margins.

Net Sales. Net Sales decreased $246,l54 or 5.1%, to $4,536,l7l in the first quarter of 2000 from $4,782,325 in the first quarter of l999. The decrease was attributable to purchases being postponed to the end of the year as the large Multiple System Operators (MSO) were reassessing their engineering and upgrades for the new acquisitions the result of the consolidation of the cable television industry. Lee CATV had sales of $262,812 since the merger.

Cost of Goods Sold. Cost of goods sold decreased to $2,101,005 the first three months of 2000 from $2,725,06l for the first three months of l999. The decrease was primarily due to changes in product mix with higher profit margins.

Operating Expenses. Operating expenses increased to $l,l34,087 in the first three months of 2000 from $887,096 in the first three months of l999. The increase in operating expenses was primarily due to the higher costs resulting from the acquisition of AMG and LEE CATV, and an increase in employee headcount as a result of being a public company.

Income from Operations.   Income from operations increased ll.2% to $l,301,079
for the first three months of 2000 from $l,l70,l68 for the first three months of 1999. Income from operations as a percentage of sales increased to 28.7% in the first three months of 2000 from 24.4% in the first quarter ended December 31, 1998. This increase was primarily due to the product mix with higher profit margins.


Liquidity and Capital Resources

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $4,500,000. At December 3l, l999, notes payable consist of a $2,798,ll0 balance outstanding due June 30, 2000, interest payable monthly at Chase Manhattan Prime less .5% (8.00% at December 31, l999). Net Cash provided by operating activities for the three-month period ended December 3l, l999 was $1,411,451 compared to $1,430,057 for the quarter ended December 31, 1998.

Borrowings under the line of credit are limited to the lesser of $4,500,000 or the sum of 80% of qualified accounts receivable and 25% of qualified inventory. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain shareholders up to an aggregate $l,000,000.

In January, ADDvantage received a Line of Credit increase to $l0,000,000. This will provide up to $6,000,000 in a revolving Line of Credit for working capital purposes and up to $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines. This should provide ADDvantage with the financial resources to help fund future business acquisitions or to establish new locations in strategic markets.

Stockholder loans include a $750,000 note bearing interest the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable. An additional $27l,094 of the Diamond purchase is payable quarterly over two years
at 8% to the former owners.   Shareholder loans also include advances of
$400,000 bearing interest at the same rate as the Company's line of credit.

The Company has authorized the repurchase of up to $l,000,000 of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in the company's employees stock plans or for acquisitions.

Year 2000

The Company, like most other major companies, has addressed over the past several years a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. To date, there have not been, and the Company does not expect there to be, any Year 2000 Compliance problems that are expected to have a material adverse effect on its financial condition or its results of operations. In addition, to date, the Company is not aware of any significant customer, vendor, supplier, financial organization or service provider who experienced critical Year 2000 Compliance problems.

Forward Looking Statements

Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "projects", "estimates" and similar expressions are intended to identify such forward looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the future prospects for the business of the Company, the Company's ability to generate or to raise sufficient capital to allow it to make additional business acquisitions, changes or developments in the cable television business that could adversely affect the business or operations of the Company, general economic conditions, the availability of new and used equipment and other inventory and the Company's ability to fund the costs thereof, and other factors which may affect the

Company's ability to comply with future obligations. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.

                         PART II - OTHER INFORMATION


                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

	On November 22, 1999, the Company issued a total of 27,211 shares of its Series C Convertible Preferred Stock, par value $1.00 per share, as part of the consideration for its acquisition of Diamond W Investments, Inc. or Diamond. Diamond merged with Lee CATV Corporation, a wholly-owned subsidiary of the Company. Lee was the surviving corporation and the outstanding shares of Diamond were converted into 27,211 shares of the Company's Series C preferred stock (each of which will be convertible into 10 shares of the Company's common stock) and a note payable in the original principal amount of $271,094. This transaction is more fully described in the Company's Current Report on Form 8-K filed December 7, 1999.

        The securities were issued pursuant to the exemption from registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof for transactions not involving a public offering and Rule 506 promulgated under such act. The former shareholders of Diamond are two sophisticated individuals who are accredited investors capable of evaluating the risks of an investment in the Company's stock and bearing the financial risks of the investment. These persons had access to all material information regarding the Company that would have been included in a registration statement covering the securities if the shares had been offered publicly. No advertising or general solicitation was involved in the offering of the securities. The shares were acquired for investment purposes and not with a view to the distribution thereof. The certificates evidencing the shares contained an appropriate legend indicating the restrictive nature of the shares.

Item 4.  Submission of Matter to a Vote of Security Holders

        On November 10, 1999, the board of directors of the Company approved an amendment to the certificate of incorporation to change its name from "ADDvantage Media Group, Inc." to "ADDvantage Technologies Group, Inc." On November 10, 1999, the written consent approving the amendment was signed by David E. Chymiak, Kenneth A. Chymiak and Susan C. Chymiak, who were the beneficial owners of 8,059,000 shares of the Company's common stock. As a result, the amendment to the certificate of incorporation was approved by the majority of the issued and outstanding shares of the Company's common stock and no further votes were needed. A definitive information statement regarding this action was filed with the SEC and mailed to the Company's shareholders.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits pursuant to Item 601 of Regulation S-B.

        Exhibit 2.1 The Agreement and Plan of Merger, dated as of November 22, 1999, by and among ADDvantage Media Group, Inc., TULSAT Corporation, Lee CATV Corporation, Diamond W Investments, Inc., Randy L. Weideman and Deborah R. Weideman incorporated by reference to the Current Report on Form 8-K filed on December 7, 1999 (exhibits and schedules omitted)

        Exhibit 3.1 Certificate of Sixth Amendment to Certificate of Incorporation as filed with the Oklahoma Secretary of State on December 9, 1999 to be effective December 30, 1999

        Exhibit 4.1 Certificate of the Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series C Convertible Preferred Stock as filed with the Secretary of State of Oklahoma on November 22, 1999 incorporated by reference to the Current Report on Form 8-K filed on December 7, 1999

        Exhibit 10.1 Lease Agreement, dated November 22, 1999, by and between Randy L. Weideman and Deborah R. Weideman and Lee CATV Corporation incorporated by reference to the Current Report on Form 8-K filed on December 7, 1999

        Exhibit 10.2 Employment Agreement, dated as of November 22, 1999, by and between Lee CATV Corporation, Randy L. Weideman and TULSAT Corporation incorporated by reference to the Current Report on Form 8-K filed on December 7, 1999

        Exhibit 10.3 Noncompete Agreement, dated as of November 22, 1999, by and between Lee CATV Corporation and Deborah R. Weideman incorporated by reference to the Current Report on Form 8-K filed on December 7, 1999

        Exhibit 27.1  Financial Data Schedule

        (b)	Reports on Form 8-K.

                The following current reports on Form 8-K were filed during the quarter ended December 31, 1999:

                    Current Report on Form 8-K filed on October 14, 1999, reporting the change in control of the Company and the acquisition of TULSAT Corporation.

                    Current Report on Form 8-K filed on December 7, 1999, reporting the acquisition of Diamond W Investments, Inc.

                    Amendment No. 1 to Current Report on Form 8-K, filed October 14, 1999, filed on December 14, 1999, containing the financial statements of the Company for the year ended December 31, 1998 and the nine months ended September 30, 1999, together with the applicable pro-forma financial information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      ADDVANTAGE TECHNOLOGIES GROUP, INC.


Signature                  Title                           Date
---------                  -----                           ----



___________________        Director and President          February 14, 2000
Kenneth A. Chymiak         (Principal Executive Officer)


___________________        Controller                      February 14, 2000
Adam R. Havig              (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------
   3.1                        Certificate of Sixth Amendment to Certificate of
                              Incorporation as filed with the Oklahoma Secretary of State on December 30, 1999

  27.1                        Financial Data Schedule



                                      18