Form 10QSB
period 2000-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2000-05-15
CIK 874292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

        [x]     QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

       [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                ACT

                For the transition period ________________ to _____________

                         Commission File number 1-10799

                       ADDvantage Technologies Group, Inc.
	(Exact name of small business issuer as specified in its charter)

                    OKLAHOMA                                   73-1351610
        (State or other jurisdiction                       (I.R.S. Employer)
        of incorporation or organization)                  Identification No.)

                   1605 E. Iola
             Broken Arrow, Oklahoma                              74012
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

Shares outstanding of the issuer's $.01 par value common stock as of May 1, 2000 is 9,999,206.
Transitional Small Business Issuer Disclosure Format (Check one): Yes   No  x

                        Part I - Financial Information                     Page

Financial Information:

   Item 1.   Financial Statements

        Consolidated Balance Sheet
             March 31, 2000                                                   3

        Consolidated Statements of Income
             Three and Six Months Ended March 31, 2000 and 1999               5

        Consolidated Statements of Cash Flows
             Three and Six Months Ended March 31, 2000 and 1999               6

        Notes to Consolidated Financial Statements                            8

   Item 2.

        Management's Discussion and Analysis of the Financial
            Condition and Results of Operation                                10


			   Part II - Other Information


   Item 2.  Changes in Securities and Use of Proceeds                         14

   Item 4.  Submission of Matter to a Vote of Security Holders                14

   Item 6.  Exhibits and Reports on Form 8-K                                  15

   Signatures                                                                 17


                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                March 31, 2000


Assets
Current assets:
   Cash                                                               $     24,615
   Accounts receivable                                                   3,016,798
   Inventories                                                          14,274,630
   Prepaid expenses                                                          7,254
                                                                      -------------
Total current assets                                                    17,323,297

Property and equipment, at cost
   Machinery and equipment                                               1,078,021
   Leasehold improvements                                                  152,379
   Other property and equipment                                             26,412
                                                                      -------------
                                                                         1,256,812
Less accumulated depreciation                                             (645,538)
                                                                      -------------
Net property and equipment                                                 611,274

Other assets:
   Deferred income taxes                                                 1,165,188
   Investment                                                              660,000
   Goodwill                                                              1,431,664
   Other assets                                                              5,626
                                                                      -------------
                                                                         3,262,478

Total assets                                                          $ 21,197,049
                                                                      =============

                  See notes to consolidated financial statements


                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                March 31, 2000

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                   $  1,073,271
   Accrued income taxes                                                    781,067
   Bank Revolving Line of Credit                                         2,914,344
   Note Payable - Current portion                                          135,500
   Dividends payable                                                       310,000
   Stockholder loans                                                     1,550,000
                                                                      -------------
Total current liabilities                                                6,764,182
Note Payable                                                               101,718
Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
     $1.00 par value, at stated value
      Series A, 5% cumulative convertible, 200,000 shares issued and
        outstanding with a stated value of $40 per share                 8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding
        with a stated value of $40 per share                            12,000,000
   Common stock, $.01 par value, 10,000,000
     shares authorized; 9,992,956 shares issued
     and outstanding                                                        99,930
   Common stockholders' deficit                                         (5,768,781)
                                                                      -------------
Total stockholders' equity                                              14,331,149

Total liabilities and stockholders' equity                            $ 21,197,049
                                                                      =============


                  See notes to consolidated financial statements

                             ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                    STATEMENTS OF INCOME


                                                  Three months ended               Six months ended
                                                        March 31                        March 31
                                                    2000         1999               2000         1999
                                              ----------------------------    ----------------------------
Net sales and service income                   $  6,747,529 $  5,360,983       $ 11,283,700  $ 10,143,308
Cost of sales                                     3,274,865    2,661,926          5,375,870     5,386,987
                                              ----------------------------    ----------------------------
Gross profit                                      3,472,664    2,699,057          5,907,830     4,756,321
Operating expenses                                1,357,547      910,892          2,485,005     1,798,462
                                              ----------------------------    ----------------------------
Income from operations                            2,115,117    1,788,166          3,422,825     2,957,859
Interest expense                                   (104,529)     (86,994)          (178,713)     (158,315)
                                              ----------------------------    ----------------------------
Income before income taxes                        2,010,588    1,701,172          3,244,112     2,799,544
Provision for income taxes                          764,113         -             1,192,312          -
                                              ----------------------------    ----------------------------
Net income                                        1,246,475    1,701,172          2,051,801     2,799,544
Preferred Dividends                                 310,000         -               620,000          -

Net income attributable to common             ----------------------------    ----------------------------
  stockholders                                     $936,475 $  1,701,172       $  1,431,801  $  2,799,544
                                              ============================    ============================
Pro-forma net income (unaudited):
   Income before income taxes                               $  1,701,172                     $  2,799,544
   Provision for income taxes                                    646,445                        1,063,827
                                                            --------------                   -------------
   Pro-forma net income                                        1,054,727                        1,735,717
   Provision for preferred dividends                             310,000                          620,000
                                                            --------------                   -------------
   Pro-forma net income attributable to
      common stockholders                                   $    744,727                       $1,115,717
                                                            ==============                     ===========

Earnings per Share:
       Basic                                         $0.10      $0.08               $0.15        $0.12
       Diluted                                        0.09      $0.08               $0.14        $0.12


                  See notes to consolidated financial statements


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                            STATEMENTS OF CASH FLOWS




                                                             Six months ended
                                                                 March 31,
                                                              2000        1999
                                                        -------------------------
Cash Flows from Operating Activities
Net income                                               $ 2,051,801 $  2,799,544
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization                              90,590       73,649
   Provision for deferred income taxes                       89,812         -
   Change in:
      Receivables                                             72,786        4,259
      Prepaid expense                                        211,841      (40,109)
      Inventories                                         (1,933,950)  (1,510,707)
      Accounts payable and accrued liabilities               258,158      936,883
                                                        --------------------------
Net cash provided by operating activities                    841,039    2,263,520

Cash Flows from Investing Activities
   Additions to property and equipment                      (190,818)     (44,199)
   Cash acquired in LEE CATV merger                           90,047        -
   Other                                                      38,920        -
                                                        --------------------------
Net cash provided by (used in) investing activities         (100,771)     (44,199)

Cash Flows from Financing Activities
   Distributions to owners                                      -        (820,000)
   Net borrowings (repayments) under line of cred           (504,926)  (1,399,320)
   Advances from stockholders                                 74,993        -
   Payments of Preferred Dividends                          (310,000)       -
   Proceeds for exercise of common stock options               7,437        -
                                                        --------------------------
Net cash used in financing activities                       (732,496)  (2,219,320)

Net increase in cash                                           7,772        -

Cash, beginning of period                                     16,843        -
                                                        --------------------------
Cash, end of period                                        $  24,615   $    -
                                                        ==========================



                  See notes to consolidated financial statements


                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              STATEMENTS OF CASH FLOWS


                                                           Six months ended
                                                               March 31,
                                                            2000        1999
                                                       -------------------------
Supplemental Cash Flow Information
   Interest paid for the period                         $  174,024   $  158,315

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Conversion of preferred stock                      1,000,000         -
      Working capital other than cash                      241,017         -
      Land and equipment                                   116,694         -
      Intangibles and other assets                       1,276,229         -
      Assumption of note payable                          (723,987)        -
      Issuance of note payable                             271,094         -








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

On September 30, 1999, the former shareholders of TULSAT Corporation (formerly named DRK Enterprises, Inc.) assumed control of ADDvantage Technologies Group, Inc. ("ADDvantage Technologies", formerly named ADDvantage Media Group, Inc) pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage Technologies in exchange for 8,000,000 shares of ADDvantage Technologies $.01 par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage Technologies common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B 7% Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

As a result of this transaction, TULSAT became a wholly owned subsidiary of ADDvantage Technologies and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage Technologies. TULSAT's management assumed management and control of ADDvantage Technologies.

The transaction has been accounted for as a purchase of ADDvantage Technologies by TULSAT. The accompanying financial statements include the consolidated balance sheet of ADDvantage Technologies and TULSAT as of March 31, 2000.
The statements of income and cash flows are those of the combined company for March 31, 2000 and those of TULSAT for the period ended March 31, 1999.

Note 2 - Description of Business

TULSAT sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. TULSAT operates in one business segment.

ADDvantage Technologies continues to market and sell the Shoppers Calculators-r-to various companies and entrepreneurs who use them to sell advertising within local stores. The advertising is positioned on patented solar-powered calculators attached to the handles of shopping carts.


Note 3 - Earnings per Share


                                                                   Pro-forma                   Pro-forma
                                                    Three months  Three months    Six months   Six months
                                                        ended        ended           ended        ended
                                                      March 31     March 31,       March 31,   March 31,
                                                        2000         1999            2000         1999
                                                   ---------------------------   -------------------------
        Net income                                 $   936,475   $   744,727     $ 1,431,801  $ 1,115,717

Basic EPS Computation:
        Weighted average outstanding common shares   9,772,448     9,476,999       9,746,647    9,476,999
        Earnings per Share                               $0.10       $0.08           $0.15        $0.12

Diluted EPS Computation:
        Weighted average outstanding common shares   9,999,206     9,476,999       9,999,206    9,476,999
        Earnings per Share                               $0.09       $0.08           $0.14        $0.12



Stock options and warrants were not included in the computation of diluted EPS as their effect is anti-dilutive.


Note 4 - Revolving Line of Credit

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

On September 30, l999, the former shareholders of TULSAT Corporation assumed control of ADDvantage Technologies Group, Inc. ("ATG", formerly named
ADDvantage Media Group, Inc.) pursuant to the Securities Exchange Agreement
("Agreement") entered into on September l6, l999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $l0,000,000 of TULSAT promissory notes, to ATG in exchange for 8,000,000 shares of ATG $.0l par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $l.00 per share, with a stated value of $40.00 per share (convertible into ATG common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series
B 7% Cumulative Preferred Stock, par value $l.00 per share, with a stated value of $40.00 per share.

As a result of this transaction TULSAT became a wholly owned subsidiary of ATG and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and l00% of the issued and outstanding preferred stock of ATG. TULSAT'S management assumed control of ATG.

On November 22, l999, Lee CATV Corporation, formerly named Diamond W.
Investments, Inc. ("Diamond"), was merged into a wholly-owned subsidiary of ATG. As a result, the former shareholders of Diamond received 27,2ll shares of ATG Series C Convertible Preferred Stock, par value of $l.00 per share, with a stated value of $36.75 per share (which are convertible into shares of ADDvantage Media common stock at a price of $3.675 per share), and a promissory note in the amount of $27l,094, for a total merger consideration of $l,27l,094.

On November l0, l999, the ATG Board of Directors approved an amendment to the certificate of incorporation to change the Company's name to "ADDvantage
Technologies Group, Inc." The amendment to the certificate of incorporation was approved by a majority of the issued and outstanding shares of ADDvantage
Media's common stock. The name change became effective on December 30, l999.

Results of Operations

TULSAT had previously elected to be taxed as an S Corporation for federal income tax purposes since its organization in l985. As a consequence, the taxable net earnings of TULSAT were taxed as income to TULSAT's stockholders in proportion to their individual stockholdings, and the payment of federal income taxes on such proportionate share of TULSAT's taxable earnings was the personal obligation of each stockholder. Immediately prior to the closing of the acquistion by the Company, TULSAT's status as a S Corporation automatically terminated and since then TULSAT has been treated as a C Corporation for income tax purposes as a wholly owned subsidiary of the Company. The Company anticipates being taxed at a combined effective rate of 38% based upon current federal and state income tax regulations.



In order to present the results of operations for the three and six months ended
March 31, 1999 on a basis comparable to that for the three and six months ended
March 31, 2000, a pro-forma provision for income taxes and preferred stock dividends has been presented for the 1999 period.

Comparison of Results of Operations for the Three Months Ended March 31,
2000 and March 3l, l999

Net income attributable to common stockholders for the second quarter of fiscal
2000 was $936,475 or $.10 per share versus $744,727 for the second quarter last year on a pro-forma basis or $.08 per share.  The Company incurred income tax expense of $764,113 and declared preferred stock dividends of $310,000 for the quarter ended March 31, 2000.

Gross profits rose $773,607 or 28.7% in the second quarter of the fiscal year
2000, as compared to l999 and increased as a percentage of sales to 51.5% in 2000 from 50.3% in 1999. The increase in profits resulted from a higher demand for refurbished inventory and increased repair revenues from Tulsat, as well as the $368,911 in gross profits realized by Lee CATV, which was acquired by the Company in November 1999. The increase as a percentage of sales was primarily due to a greater proportion of sales during the period being comprised of higher margin products in the refurbished group.

Net Sales. Net Sales surged $1,385,546 or 25.9%, to a record $6,747,529 in the second quarter of 2000 from $5,360,983 in l999. The increase was attributable to purchases being postponed to the beginning of this quarter as a majority of the large Multiple System Operators (MSO) began to upgrade newly acquired systems resulting from the consolidation of the cable television industry during 1999. The sales increase resulted from increases in sales of refurbished equipment of $1,023,158 or 23.4% to $5,404,787 and an increase in repair service revenues of $416,860 or 136.6% to $722,117. Lee CATV had sales of $679,720 for the quarter.

Cost of Goods Sold. Cost of goods sold increased to $3,274,865 during the second quarter of 2000 from $2,699,057 for l999 primarily due to increased volume, and decreased as a percentage of sales to 48.5% for the quarter from 49.7% for the prior year. The percentage of sales decrease was primarily due to a greater proportion of sales during the period being comprised of higher margin products.

Operating Expenses. Operating expenses increased to $1,357,547 in the second quarter of 2000 from $910,892 for l999 and increased as a percentage of sales to 20.1% for the quarter from 17.0% for the prior year. The $446,655 increase in operating expenses was primarily due to the higher costs resulting from the acquisition of Lee CATV, an increase in employee headcount, and an increase in expenditures for professional services. The increase in employee headcount and expenditures for professional services was the result of being a public company.

Income from Operations.   Income from operations increased 18.3% to $2,115,117
for the second quarter of 2000 from $1,788,166 for 1999.  Income from operations as a percentage of sales decreased to 31.3% for the quarter from 33.4% for the prior year.



Comparison of Results of Operations for the Six Months Ended March 31, 2000
and March 3l, l999

Net income attributable to common stockholders for the six month period ending
March 31, 2000 was $1,431,801 or $.15 per share versus $1,115,717 for the six month period last year on a pro-forma basis or $.12 per share. The Company incurred income tax expense of $1,192,312 and preferred stock dividends of $620,000 for the six months ended March 31, 2000.

Gross profits climbed $1,151,509 or 24.2% for the first six months of fiscal year 2000, as compared to l999 and increased as a percentage of sales to 52.3% in 2000 from 46.9% in 1999. The increase in profits resulted from an increase for refurbished inventory and increased repair revenues from Tulsat, as well as the $526,567 in gross profits realized by Lee CATV, which was acquired in November 1999. The increase as a percentage of sales was primarily due to a greater proportion of sales during the period being comprised of higher margin products in the refurbished group.

Net Sales.  Net Sales increased $1,140,392 or 11.2%, to $11,283,700 in the first six months of 2000 from $10,143,308 in l999.  The increase was attributable to purchases being postponed to the beginning of January as a majority of the large
Multiple System Operators (MSO) began to upgrade newly acquired systems resulting from the consolidation of the cable television industry during 1999 and sales contributed by Lee CATV since the merger.  The sales increase resulted from increases in sales of refurbished equipment of $876,911 or 10.7% and an
increase in repair service revenues of $492,394 or 83.2%.   Lee CATV had sales
of $946,532 since the merger.

Cost of Goods Sold. Cost of goods sold decreased to $5,375,870 during the first six months of 2000 from $5,386,987 for l999 primarily due to increase in high margin products, and decreased as a percentage of sales to 47.6% for the quarter from 53.1% for the prior year.

Operating Expenses. Operating expenses increased to $2,485,005 in the first six months of 2000 from $1,798,462 for l999 and increased as a percentage of sales to 22.0% for the period from 17.7% for the prior year. The $686,543 increase in operating expenses was primarily due to the higher costs resulting from the acquisition of ATG and Lee CATV, an increase in employee headcount, and an increase in expenditures for professional services. The increase in employee headcount and expenditures for professional services was the result of being a public company.

Income from Operations.   Income from operations rose 15.7% to $3,422,825 for
the first six months of 2000 from $2,957,859 for 1999.  Income from operations as a percentage of sales increased to 30.3% for the period from 29.2% for the prior year.

Liquidity and Capital Resources

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $6,000,000. At March 3l, 2000, the Revolving
Line of Credit consists of a $2,914,344 balance outstanding due June 30, 2000, interest payable monthly at Chase Manhattan Prime less .5% (8.5% at March 31,
2000) and $237,218 balance remaining on a note resulting from the Diamond purchase,payable quarterly at 8% to the former owners. Net Cash provided by operating activities for the six-month period ended March 3l, 2000 was $841,039 compared to $2,263,520 for the quarter ended March 31, 1999. The cash provided by operating activities was affected by record 2nd quarter sales to be collected within the next 30 days and inventory received from 120 day backorders of new broadband equipment, such as Scientific Atlanta, GI-Motorola and Phillips, to support the upgrades occurring in the industry.


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


Stockholder loans include a $1,550,000 note bearing interest the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable.

The Company has authorized the repurchase of up to $l,000,000 of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in the company's employees stock plans or for acquisitions.

Forward Looking Statements

Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as expects," "anticipates," "intends," "plans," "believes,"
"projects", "estimates" and similar expressions are intended to identify such forward looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the future prospects for the business of the Company, the Company's ability to generate or to raise sufficient capital to allow it to make additional business acquisitions, changes or developments in the cable television business that could adversely affect the business or operations of the Company, general economic conditions, the availability of new and used equipment and other inventory and the Company's ability to fund the costs thereof, and other factors which may affect the Company's ability to comply with future obligations. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.



                           PART II-OTHER INFORMATION


                               OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

During March of 2000, all of the Company's 27,211 outstanding shares of Series C
Convertible Preferred Stock were converted into 272,211 shares of its common stock in accordance with its terms.


Item 4.  Submission of Matter to a Vote of Security Holders

       The annual meeting of shareholders of the Company was held in Broken
Arrow, Oklahoma at the Forrest Ridge Golf Club on March 2, 2000. At the meeting, the following directors were elected for one year terms (with the votes as indicated):

                                                 FOR          WITHHELD
                                                 ---          --------
      Kenneth A. Chymiak                       9,502,653       27,650
      David E. Chymiak                         9,502,653       27,650
      Stephen J. Tyde                          9,502,653       27,650
      Freddie H. Gibson                        9,502,553       27,750
      Gary W. Young                            9,502,653       27,650
      Randy L. Weideman                        9,502,653       27,650



       The shareholders approved the amendment to increase the number of authorized shares of common and preferred stock to 30,000,000 and 5,000,000, respectively by a vote of 8,692,603 shares in favor and 27,185 against, with 26,100 shares abstaining.

       The shareholders also approved the ratification of appointment of Tullius, Taylor, Sartain & Sartain as the Company's auditors for the 2000 fiscal year by a vote of 9,503,678 shares in favor and 900 against, with 25,725 shares abstaining.



Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits pursuant to Item 601 of Regulation S-B.


        Exhibit 27.1    Financial Data Schedule




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


                      ADDVANTAGE TECHNOLOGIES GROUP, INC.

Signature                    Title                         Date
---------                    -----                         ----


-----------------------      Director and President        May 15, 2000
Kenneth A. Chymiak           (Principal Executive Officer)


-------------                Controller                    May 15, 2000
Adam R. Havig                (Principal Accounting Officer)




                                 EXHIBIT INDEX


        Exhibit No.           Description
        -----------           -----------

           27.1               Financial Data Schedule



                                      18


