Form 10QSB
period 2000-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2000-08-14
CIK 874292

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

Shares outstanding of the issuer's $.01 par value common stock as of August 1, 2000 is 9,978,156.
Transitional Small Business Issuer Disclosure Format (Check one):  Yes   No    x



                         Part I - Financial Information                     Page
                                                                            ----

Financial Information:

	Item 1.    Financial Statements

             Consolidated Balance Sheet
                    June 30, 2000                                             3

             Consolidated Statements of Income
                    Three and Nine Months Ended June 30, 2000 and 1999        5

             Consolidated Statements of Cash Flows
                    Three and Nine Months Ended June 30, 2000 and 1999        6

             Notes to Consolidated Financial Statements                       8

        Item 2.

             Management's Discussion and Analysis of the Financial
                    Condition and Results of Operation                       10

                           Part II - Other Information


        Item 6.    Exhibits and Reports on Form 8-K                          14

        Signatures                                                           15



                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000

Assets
Current assets:
 Cash                                                         $       53,817
 Accounts receivable                                               2,685,265
 Inventories                                                      15,094,443
 Prepaid expenses                                                      3,062
                                                                -------------
Total current assets                                              17,836,587

Property and equipment, at cost
 Machinery and equipment                                           1,098,582
 Leasehold improvements                                              167,629
 Other property and equipment                                         26,412
                                                                -------------
                                                                   1,292,623
Less accumulated depreciation                                       (665,320)
                                                                -------------
Net property and equipment                                           627,303

Other assets:
 Deferred income taxes                                             1,120,282
 Investment                                                          679,243
 Goodwill                                                          1,398,650
 Other assets                                                         18,540
                                                                -------------
                                                                   3,216,715

Total assets                                                  $   21,680,605
                                                                =============



                   See notes to consolidated financial statements



                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                             $    1,584,662
 Accrued income taxes                                                227,216
 Bank Revolving Line of Credit                                     2,879,841
 Note Payable - Current portion                                      135,500
 Dividends payable                                                   310,000
 Stockholder loans                                                 1,550,000
                                                                -------------
Total current liabilities                                          6,687,219
Note Payable                                                          67,844
Stockholders' equity:
 Preferred stock, 1,000,000 shares authorized,
  $1.00 par value, at stated value
   Series A, 5% cumulative convertible, 200,000 shares issued and
    outstanding with a stated value of $40 per share               8,000,000
   Series B, 7% cumulative; 300,000 shares issued and outstanding
    with a stated value of $40 per share                          12,000,000
 Common stock, $.01 par value, 10,000,000
  shares authorized; 30,000,000 shares issued
  and outstanding                                                     99,930
 Common stockholders' deficit                                     (5,120,224)
                                                                -------------
                                                                  14,979,706

 Less:  Treasury stock, at cost                                      (54,164)
                                                                -------------
Total stockholders' equity                                        14,925,542

Total liabilities and stockholders' equity                    $   21,680,605
                                                                =============


                   See notes to consolidated financial statements


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              STATEMENTS OF INCOME


                                         Three months ended                 Nine months ended
                                              June 30                            June 30
                                         2000           1999               2000           1999
                                      -------------------------         -------------------------
Net sales and service income          $ 5,330,956 $   4,440,937         $ 16,614,656 $ 14,584,245
Cost of sales                           2,468,279     2,141,739            7,844,149    7,528,726
                                      -------------------------         -------------------------
Gross profit                            2,862,677     2,299,198            8,770,507    7,055,519
Operating expenses                      1,328,774       907,007            3,813,779    2,705,469
                                      -------------------------         -------------------------
Income from operations                  1,533,903     1,392,191            4,956,728    4,350,050
Interest expense                         (101,225)      (90,776)            (279,938)    (249,091)
                                      -------------------------         -------------------------
Income before income taxes              1,432,678     1,301,415            4,676,790    4,100,959
Provision for income taxes                543,189         -                1,735,500         -
                                      -------------------------         -------------------------
Net income                                889,489     1,301,415            2,941,290    4,100,959
Preferred Dividends                       310,000         -                  930,000         -

Net income attributable to common     -------------------------         -------------------------
  stockholders                        $   579,489 $   1,301,415         $  2,011,290 $  4,100,959
                                      =========================         =========================
Pro-forma net income (unaudited):
 Income before income taxes                        $  1,301,415                      $  4,100,959
 Provision for income taxes                             494,538                         1,558,365
                                                  --------------                    ---------------
 Pro-forma net income                                   806,878                         2,542,595
 Provision for preferred dividends                      310,000                           930,000
 Pro-forma net income attributable to             --------------                    ---------------

  common stockholders                              $    496,878                      $  1,612,595
                                                  ==============                    ===============

Basic and Diluted Earnings per share  $       0.06 $       0.05         $     0.20   $       0.17
                                      =============================================================



                   See notes to consolidated financial statements


                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           STATEMENTS OF CASH FLOWS



                                                            Nine months ended
                                                                 June 30,
                                                            2000         1999
                                                          -----------------------
Cash Flows from Operating Activities
Net income                                                $2,941,290  $4,100,959
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                             143,664      99,149
   Provision for deferred income taxes                       134,718         -
   Change in:
    Receivables                                              404,320     392,689
    Prepaid and other expense                                202,543     (43,485)
    Inventories                                           (2,753,763) (2,384,332)
    Accounts payable and accrued liabilities                 204,111   1,002,261
                                                          -----------------------
Net cash provided by operating activities                  1,276,883   3,167,242
                                                          -----------------------
Cash Flows from Investing Activities
 Additions to property and equipment                        (164,919)    (57,995)
 Cash acquired in LEE CATV merger                             90,047          -
                                                          -----------------------
Net cash used in investing activities                        (74,872)    (57,995)
                                                          -----------------------
Cash Flows from Financing Activities
 Distributions to owners                                        -     (3,090,141)
 Net borrowings (repayments) under line of credit           (573,303)    (19,106)
 Advances from stockholders                                   74,993        -
 Purchases of Treasury Stock                                 (54,164)
 Payments of Preferred Dividends                            (620,000)        -
 Proceeds for exercise of common stock options                 7,437        -
                                                          -----------------------
Net cash used in financing activities                     (1,165,037)  (3,109,247)
                                                          -----------------------

Net increase in cash                                          36,974      -

Cash, beginning of period                                     16,843      -
                                                          -----------------------
Cash, end of period                                      $    53,817  $   -
                                                          =======================


                   See notes to consolidated financial statements



                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                             STATEMENTS OF CASH FLOWS



                                                            Nine months ended
                                                                 June 30,
                                                            2000         1999
                                                          ---------------------
Supplemental Cash Flow Information
 Interest paid for the period                            $   273,745  $  249,091

Supplemental Disclosure of Non-cash
 Investing and Financing Activities
 Acquisition of Lee CATV Corporation:
  Conversion of preferred stock                            1,000,000        -
  Working capital other than cash                            241,017        -
  Land and equipment                                         116,694        -
  Intangibles and other assets                             1,276,229        -
  Assumption of note payable                                 723,987        -
  Issuance of note payable                                   271,094        -



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

The transaction has been accounted for as a purchase of ADDvantage Technologies by TULSAT. The accompanying financial statements include the consolidated balance sheet of ADDvantage Technologies and TULSAT as of June 30, 2000. The statements of income and cash flows are those of the combined company for the period ended June 30, 2000 and those of TULSAT for the period ended June 30, 1999.

Note 2 - Description of Business

TULSAT sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. TULSAT operates in one business segment.

ADDvantage Technologies continues to market and sell the Shoppers Calculators-R to various companies and entrepreneurs who use them to sell advertising within local stores. The advertising is positioned on patented solar-powered calculators attached to the handles of shopping carts.



Note 3 - Earnings per Share

                                                                Pro-forma                  Pro-forma
                                                 Three months Three months    Nine months Nine months
                                                     ended       ended           ended       ended
                                                    June 30,    June 30,        June 30,    June 30,
                                                      2000        1999            2000        1999
                                                 --------------------------  -------------------------
        Net income attributable to common
        stockholders                                 $579,489    $496,878     $2,011,290   $1,612,595

Basic and Diluted EPS Computation:
        Weighted average outstanding common shares  9,772,448   9,476,999      9,746,647    9,476,999
        Earnings per Share                              $0.06       $0.05         $0.21        $0.17




Stock options and warrants were not included in the computation of diluted EPS as their effect is anti-dilutive.


Note 4 - Revolving Line of Credit

In January 2000, ADDvantage increased its Line of Credit to $l0,000,000. This will provide up to $6,000,000 in a revolving Line of Credit for working capital purposes and up to $4,000,000 for future acquisitions. This should provide ADDvantage with the financial resources to help fund future business acquisitions or to establish new locations in strategic markets.

The terms of the Line of Credit were renegotiated on June 30, 2000, which increased the borrowing base to 30% of qualified inventory and extended the due date to June 30, 2001.

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

On November 22, l999, Lee CATV Corporation, formerly named Diamond W Investments, Inc. ("Diamond"), was merged into a wholly-owned subsidiary of ATG. As a result, the former shareholders of Diamond received 27,2ll shares of ATG Series C Convertible Preferred Stock, par value of $l.00 per share, with a stated value of $36.75 per share (which were 272,110 shares of ADDvantage Media common stock), and a promissory note in the amount of $27l,094, for a total merger consideration of $l,27l,094.

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

In order to present the results of operations for the three and nine months ended June 30, 1999 on a basis comparable to that for the three and nine months ended June 30, 2000, a pro-forma provision for income taxes and preferred stock dividends has been presented for the 1999 period.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and June 30, l999

Gross profits rose $563,479 or 24.5% in the third quarter of the fiscal year 2000, as compared to l999 and increased as a percentage of sales to 53.7% in 2000 from 51.8% in 1999. The increase in profits resulted from a higher demand for refurbished inventory and increased repair revenues from TULSAT, as well as the $370,688 in gross profits realized by Lee CATV, which was acquired by the Company in November 1999. The increase as a percentage of sales was primarily due to a greater proportion of sales during the period being comprised of higher margin products in the refurbished group.

Net Sales. Net Sales rose $890,019 or 20.0%, to $5,330,956 in the third quarter of 2000 from $4,440,937 in l999. The increase was attributable to upgrades of newly acquired systems that resulted from the consolidation of the cable television industry during 1999. The sales increase resulted from increases in sales of refurbished equipment of $543,579 or 13.7% to $4,178,855 and an increase in repair service revenues of $310,818 or 111.7% to $589,141. Lee CATV had sales of $616,016, which included $296,940 of repair services for the quarter.

Cost of Goods Sold. Cost of goods sold increased to $2,468,279 during the third quarter of 2000 from $2,141,739 for l999 primarily due to increased volume, and decreased as a percentage of sales to 46.3% for the quarter from 48.2% for the prior year. The percentage of sales decrease was primarily due to a greater proportion of sales during the period being comprised of higher margin products.

Operating Expenses. Operating expenses increased to $1,429,999 in the third quarter of 2000 from $907,008 for l999 and increased as a percentage of sales to 26.8% for the quarter from 20.4% for the prior year. The $421,766 increase in operating expenses was primarily due to the higher costs resulting from the acquisition of Lee CATV, and an increase in professional services was the result of being a public company.

Income from Operations.   Income from operations increased 10.2% to $1,533,903
for the third quarter of 2000 from $1,392,191 for 1999. Income from operations as a percentage of sales decreased to 28.8% for the quarter from 31.3% for the prior year because of the higher costs resulting from the acquisition of Lee CATV and an increase in professional services as a result of being a public company.


Comparison of Results of Operations for the Nine Months Ended June 30, 2000 and June 30, l999

Gross profits climbed $1,714,948 or 24.3% for the first nine months of fiscal year 2000, as compared to l999 and increased as a percentage of sales to 52.3% in 2000 from 48.4% in 1999. The increase in profits resulted from an increase for refurbished inventory and increased repair revenues from TULSAT, as well as the $793,170 in gross profits realized by Lee CATV, which was acquired in November 1999. The increase as a percentage of sales was primarily due to a greater proportion of sales during the period being comprised of higher margin products in the refurbished group.

Net Sales. Net Sales increased $2,030,411 or 13.9%, to $16,614,656 in the first nine months of 2000 from $14,584,245 in l999. The increase was attributable in part to purchases being postponed to the beginning of January, 2000 as a majority of the large Multiple System Operators (MSO) began to upgrade newly acquired systems resulting from the consolidation of the cable television industry during 1999 and sales contributed by Lee CATV since the merger. The sales increase also resulted from increases in sales of refurbished equipment of $1,380,490 or 11.7% and an increase in repair service revenues of $803,212 or
92.3%.   Lee CATV had sales of $1,562,548 since the merger during the first quarter of fiscal 2000, which included $652,974 in repair services.

Cost of Goods Sold. Cost of goods sold increased to $315,423 during the first nine months of fiscal 2000 from $7,528,726 for fiscal l999 and decreased as a percentage of sales to 47.2% for the current period from 51.6% for the prior
year.   The decrease was primarily due to increases in sales of higher margin products.

Operating Expenses. Operating expenses increased to $3,813,779 in the first nine months of 2000 from $2,705,469 for l999 and increased as a percentage of sales to 23.0% for the current period from 18.6% for the prior year. The increase in operating expenses was primarily due to the higher costs resulting from the acquisition of ATG and Lee CATV, an increase in employee headcount, and an increase in expenditures for professional services. The increase in employee headcount and expenditures for professional services was the result of being a public company.

Income from Operations.   Income from operations rose 13.9 % to $4,956,728 for
the first nine months of 2000 from $4,350,050 for the comparative period in 1999. Income from operations as a percentage of sales remained flat for the period primarily due to sales of higher margin products offset by the higher costs resulting from the acquisition of Lee CATV and an increase in professional services as a result of being a public company.


Liquidity and Capital Resources

The Company finances its operations primarily through internally generated funds and bank lines of credit totaling $6,000,000. At June 30, 2000, the Revolving Line of Credit consisted of a $2,879,841 balance outstanding due June 30, 2000, with interest payable monthly at Chase Manhattan Prime less .5% (8.5% at June 30, 2000) ,and $203,344 balance remaining on a note resulting from the Diamond purchase, payable quarterly at 8% to the former owners. Net Cash provided by operating activities for the nine month period ended June 30, 2000 was $1,276,883 compared to $3,167,242 for fiscal 1999. The cash provided by operating activities was affected by inventory received from 120 day backorders of new broadband equipment, such as Scientific Atlanta, GI-Motorola and Phillips, to support the upgrades occurring in the industry.

ADDvantage has a line of credit under which it is authorized to borrow up to $10,000,000. This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 30% of qualified inventory in a revolving Line of Credit for working capital purposes and up to $4,000,000 for future aquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain shareholders up to an aggregate $1,000,000. This line of credit, which currently has a due date of June 30, 2001, should provide ADDvantage with the financial resources to help fund future business acquisitions or to establish new locations in strategic markets.

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





                       ADDVANTAGE TECHNOLOGIES GROUP, INC.

Signature                     Title                            Date
---------                     -----                            ----


/S/Kenneth A. Chymiak         Director and President         August 14, 2000
-------------------           (Principal Executive Officer)
Kenneth A. Chymiak


/S/Adam R. Havig              Controller                     August 14, 2000
-------------------           (Principal Accounting Officer)
Adam R. Havig

                                 EXHIBIT INDEX
                                 -------------

        Exhibit No.           Description
        -----------           -----------
           27.1               Financial Data Schedule