Form 10QSB/A
period 2000-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2000-08-15
CIK 874292



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
                                 June 30, 2000

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                             $    1,584,662
 Accrued income taxes                                                227,216
 Bank Revolving Line of Credit                                     2,879,841
 Note Payable - Current portion                                      135,500
 Dividends payable                                                   310,000
 Stockholder loans                                                 1,550,000
                                                                -------------
Total current liabilities                                          6,687,219
Note Payable                                                          67,844
Stockholders' equity:
 Preferred stock, 1,000,000 shares authorized,
  $1.00 par value, at stated value
   Series A, 5% cumulative convertible, 200,000 shares issued and
    outstanding with a stated value of $40 per share               8,000,000
   Series B, 7% cumulative; 300,000 shares issued and outstanding
    with a stated value of $40 per share                          12,000,000
 Common stock, $.01 par value, 30,000,000
  shares authorized; 9,992,956 shares issued
  and outstanding                                                     99,930
Common stockholders' deficit                                      (5,120,224)
                                                                -------------
                                                                  14,979,706

 Less:  Treasury stock, at cost                                      (54,164)
                                                                -------------
Total stockholders' equity                                        14,925,542

Total liabilities and stockholders' equity                    $   21,680,605
                                                                =============


                   See notes to consolidated financial statements