Form 10KSB
period 2000-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2001-01-09
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10799

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                  (Name of small business issuer in its charter)


             Oklahoma                                    73-1351610
             --------                                    ----------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


           1605 East Iola
      Broken Arrow, Oklahoma                                74012
      ----------------------                                -----
(Address of principal executive offices)                  (Zip code)


                   Issuer's telephone number:  (918) 251-9121

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

The issuer's revenues for its most recent fiscal year are $22,002,543.

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $2,542,874 as of December 27, 2000.

As of the latest practicable date, the number of the registrant's common stock, $.01 par value per share, outstanding was 9,992,956 as of December 27, 2000.

The definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Regisrant's 2001 annual meeting of shareholders is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.

                   TRANSITIONAL SMALL BUSINESS DISCLOSURE
                   FORMAT (CHECK ONE):    Yes   [  ]     No  X

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

Developments in the Business

     On September 30, 1999, the former shareholders of TULSAT Corporatation (formerly named DRK Enterprises, Inc.) assumed control of ADDvantage Technologies Group, Inc. ("ADDvantage Technologies", formerly named ADDvantage Media Group, Inc.) pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage Technologies in exchange for 8,000,000 shares of ADDvantage Technologies $.01 par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage Technologies common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B 7% Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

     As a result of this transaction, TULSAT became a wholly owned subsidiary of ADDvantage Technologies and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage Technologies. TULSAT's management assumed management and control of ADDvantage Technologies.

     As a result of the transaction, all of the executive officers and directors of the Company other than Gary W. Young, Executive Vice President and a director, resigned. David E. Chymiak became Chairman of the Board and Kenneth
A. Chymiak became President and Chief Executive Officer of the Company. The new board of directors included Stephen J. Tyde and Freddie H. Gibson, in addition to Messrs. David Chymiak, Kenneth Chymiak and Gary Young. Randy L. Weideman was elected to the board of directors at the last annual meeting.

     On November 22, 1999, the Company's wholly owned subsidiary, Lee CATV Corporation, a Nebraska corporation ("Lee"), merged with Diamond W Investments, Inc., a Nebraska corporation ("Diamond"). Lee was the surviving corporation and is carrying on the business and operations previously conducted by Diamond. Diamond was established in 1986 as a full service repair and sales center, selling new and refurbished cable equipment, designing, pre-wiring, installing and repairing along with FCC Proof of Performance on all types of headend equipment. Diamond built its reputation on high-quality with prompt turn around in repairs and technical training for their customers. As a result of the merger, the shareholders of Diamond received 27,211 shares of the Company's Series C Convertible Preferred Stock (which have since been converted into 272,110 shares of the Company's common stock) and a promissory note in the original principal amount of $271,094, which is payable over two years and bears interest at the rate of 8.0% per annum.

     On December 30, 1999, the name of the Company changed to ADDvantage Technologies Group, Inc.

     The Company's contract with Wal-Mart Stores, Inc. was terminated in 1998 and since that time the Company has not been actively involved in the sale of advertising on its Shoppers Calculators. The Company has been seeking purchasers of its inventory of Shoppers Calculators and in November of 2000 granted an option to purchase substantially all of that inventory at a price of $5.00 per unit.


Current Business

     The principal business of the Company is the sale and repair of cable television ("CATV") equipment. This includes new, surplus and refurbished equipment. Customers of the Company include: cable operators, apartment complexes, universities and other entities that distribute broadband signals. The Company purchases the equipment from cable operators who have surplus due to either an upgrade in their systems or an overstock in their warehouse. This equipment is sold both refurbished and "as is" to CATV operators throughout North America, South America, Mexico and Pacific Rim. The Company supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box at the customer's home. The Company also is a large stocking distributor for new equipment.

     ADDvantage Technologies continues to market and sell the Shoppers Calculators-R to various companies and entrepreneurs who use them to sell advertising within local stores, although sales during the 2000 fiscal year were minimal. ADDvantage Technologies has granted an option to another company to purchase substantially all of its Shoppers Calculator inventory but no sales pursuant to that option have yet been made. The option expires November, 2001. The advertising is positioned on patented solar-powered calculators attached to the handles of shopping carts.

Overview of the Industry

     CATV is a service that delivers multiple channels of television to subscribers who pay a monthly fee for the services they receive. A CATV system consists of four principal components. The first is the "up-link" where the programmer's signal is first scrambled and addressed, and is then transmitted to a C-band satellite. The second, known as a cable system "headend" facility, receives television signals from satellites and other sources. The headend facility organizes and retransmits those signals through the third component, the distribution network, to the subscriber. The third principal component is the distribution network, which consists of fiber optic and coaxial cables and associated electronic equipment, which originate at the headend and extend throughout the CATV system. The fourth component of the CATV system, the subscriber equipment, is comprised of a "drop wire" which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box.
An addressable converter box is a home terminal device, which permits the efficient delivery of premium CATV services, including pay-per-view programming, by enabling the CATV operator to control CATV subscriber services from a central headend computer.

     CATV operators generally offer to subscribers a basic service package and, for additional charges, additional tiers of services, including premium services. Basic service programming typically includes broadcast network local affiliates, independent television stations and other locally originated programs. Additional tiers of service may consist of different satellite-delivered services and premium services, such as HBO and ShowTime that typically are offered to subscribers as a package for a separate monthly fee. Successive tiers of programming include additional services for additional monthly fees. In addition, movies and special entertainment events, such as boxing matches and Olympic Games can be offered to subscribers with addressable converters on a selective, pay-per-view basis. CATV operators are also introducing digital cable audio services, which consist of multiple channels of commercial-free, compact disc quality music and programming.

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

Products and Services

     The majority of the Company's business is the sale of used CATV equipment. The following is a list of the products sold by the Company with a brief description of the application of each product line:

     Linegear covers all products, which are actually placed on the cable line. This includes active electronics, trunk stations and line extenders, which amplify and distribute the cable signal, and passive equipment such as taps, splitters and directional couplers, which simply pass the signal through for delivery to additional lines and the customer's home. The Company focuses on sales and repair of Scientific Atlanta, Magnavox, Jerrold, General Instruments, Texcan and Thetacom lines of taps, traps, splitters, DCs, power inserters and pin connectors. Linegear presently account for approximately 43% of revenues.

     Headend equipment is used to provide signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are Scientific Atlanta, Blonder Tongue, Magnavox, General Instruments and Drake lines of satellite receivers, integrated receiver/decoders, videociphers, demodulators, modulators, amplifiers, equalizers, processors, antennas, and antenna mounts. The Company specializes in the refurbishing and repairing of various manufacturers' lines of headend products as well as modifying these for use in different video formats. Headend equipment presently account for approximately 46% of revenues.

     Repair Services are offered for all product lines, with an emphasis in headend equipment. The Company expects this area to grow significantly with the Company's focus on this side of the business and as additional mergers or acquisitions develop.

Sales and Marketing

     The majority of the Company's sales activity is generated through personal relationships developed by its sales personnel and executives, advertising in trade journals and other periodicals, telemarketing and direct mail to cable operators in the United States. The Company has developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. The Company purchases a large amount of its inventory from cable operators who have upgraded, or are in the process of upgrading their system. The sales and purchasing functions operate under the same umbrella using a computerized buy/sell board to coordinate the activity between the two. In addition, the Company has very close relationships with major manufacturers of CATV equipment and purchases a large amount of such equipment from these original equipment manufacturers.

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

Competition

     There are a number of businesses similar to the Company throughout the United States engaged in buying and selling used CATV equipment. Most competitors are not able to maintain the large inventory the Company maintains due to capital requirements. In terms of sales and inventory, the Company is the largest company in this industry providing both sales and service of used CATV equipment.

     The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. In addition to companies which operate in a manner similar to the Company, it also faces competition from vendors supplying new products and various manufacturers in this industry. The Company has the ability to ship and supply products to their customers from its large inventory without having to wait for the manufacturers to supply the items.

Personnel

     At September 30, 2000, the Company had 93 employees. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.


ITEM 2.	DESCRIPTION OF PROPERTY

     TULSAT leases a total of approximately 133,050 square feet of office space and warehouse facilities in seven buildings from entities, which are controlled by David E.Chymiak and Kenneth A. Chymiak. Each lease has a five-year term.
At December 30, 2000, total monthly payments of $36,500 were required. The Company believes that its current facilities are adequate to meet its needs.


ITEM 3.	LEGAL PROCEEDINGS

     The company is not involved in any material legal proceedings.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fiscal quarter ended September 30, 2000.

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

The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's common stock as quoted on the Nasdaq Small Cap Market and the OTC Bulletin Board, as the case may be. Quotations represent inter-dealer prices without an adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:

Nine Months Ended September 30, 1999       High                     Low
--------------------------------------    -------                 -------
First Quarter                              $1.22                   $0.91
Second Quarter                             $1.00                   $0.69
Third Quarter                              $4.13                   $0.25

Year Ended September 30, 2000              High                    Low
--------------------------------------    -------                 -------
First Quarter                              $4.13                   $2.38
Second Quarter                             $3.63                   $2.00
Third Quarter                              $3.75                   $2.50
Fourth Quarter                             $2.63                   $1.25

     Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of December 27, 2000, there were approximately 80 holders of record of common stock. However, the Company believes there are in excess of 1,000 beneficial owners of common stock.

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
CONDITION AND RESULTS OF OPERATIONS

Overview

     On September 30, 1999, the former shareholders of TULSAT assumed control of ADDvantage Technologies pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage Technologies in exchange for 8,000,000 shares of ADDvantage Technologies $.01 par value common stock, 200,000 shares of newly issued Series A, 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage Technologies common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

     As a result of this transaction, TULSAT became a wholly owned subsidiary of the Company and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage Technologies. TULSAT'S management assumed management and control of the Company. The fiscal year end of the Company was changed from December 31 to September 30, effective September 30, 1999. Consequently, the audited financial results of the Company for the fiscal year ended September 30, 1999 are for the nine-month period beginning January 1, 1999.

     The transaction has been accounted for as a purchase of ADDvantage Technologies by TULSAT. The accompanying financial statements include the consolidated balance sheet of ADDvantage Technologies and its subsidiaries TULSAT and LEE CATV Corporation, as of September 30, 2000 and consolidated statements of income and cash flows for the year ending September 30, 2000. The statements of income and cash flows for the nine month period ended
September 30, 1999 are those of TULSAT

     On November 22, l999, Lee CATV Corporation, formerly named Diamond W Investments, Inc. ("Diamond"), was merged into a wholly-owned subsidiary of ADDvantage Technologies. As a result, the former shareholders of Diamond received 27,2ll shares of ADDvantage Technologies Series C Convertible Preferred Stock, par value of $l.00 per share, with a stated value of $36.75 per share (which were converted into 272,110 shares of ADDvantage Technologies common stock), and a promissory note in the amount of $27l,094, for a total merger consideration of $l,27l,094.

     On November l0, l999, the ADDvantage Technologies' Board of Directors approved an amendment to the certificate of incorporation to change the Company's name to "ADDvantage Technologies Group, Inc." The amendment to the certificate of incorporation was approved by a majority of the issued and outstanding shares of ADDvantage Technologies' common stock. The name change became effective on December 30, l999.

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

     In order to present the results of operations for the year ended September 30, 1999 on a basis comparable to that for the year ended
September 30, 2000, the proforma statement of income reflects income tax and preferred stock dividends that would have been applicable if TULSAT had been a public company for the 1999 period. In addition, the following discussion compares the audited financial results for the year ended September 30, 2000 with the unaudited results for the 12 months ended September 30, 1999. The latter results represent the audited results for the nine months ended September 30, 1999 plus the unaudited results of TULSAT for the three-month period ended December 31, 1998.



Year Ended September 30, 2000 Compared to Year Ended September 30, 1999

Net Sales. Net sales increased $1,943,446 or 9.7%, to $22,002,543 for the fiscal year ended September 30, 2000 from $20,059,097 for fiscal year 1999. The sales increase resulted from increases in repair services of $1,217,370 or 103.3%, due to the purchase of Lee CATV in November 1999, an increase in sales of refurbished equipment of $1,169,847 or 7.1%, offset by a decrease of $269,551 or 11.5% in new equipment sales. The increase in sales was attributable to upgrades of newly acquired systems that resulted from the consolidation of the cable television industry during 1999.

Cost of Goods Sold. Cost of goods sold decreased to $11,055,052 during the fiscal year 2000 from $11,114,461 for fiscal l999, and decreased as a percentage of sales to 50.2% for the current period from 55.3% for the prior
year.   The decrease was primarily due to increases in sales of higher margin products from the refurbished group.

Operating Expenses. Operating expenses increased to $4,813,011 in fiscal 2000 from $3,251,330 for fiscal l999, and increased as a percentage of sales to 21.9% for the current period from 16.2% for the prior year. The increase in operating expenses was primarily due to the higher costs resulting from the acquisition of ADDvantage Technologies and Lee CATV.

Income from Operations. Income from operations rose 7.7 %, to $6,134,480 for fiscal 2000 from $5,693,306 for the comparative period in 1999. Income from operations as a percentage of sales decreased to 27.9% for fiscal 2000 from 28.4% for the prior period primarily due to higher operating expenses as described in the preceding paragraph offset by sales of higher margin products.

Liquidity and Capital Resources

     The Company finances its operations primarily through internally generated funds and a bank line of credit totaling $6,000,000 reserved for working capital purposes. At September 30, 2000, the revolving line of credit consisted of a $3,319,133 balance outstanding due June 30,2001, with interest payable monthly at Chase Manhattan Prime less .5% (9.0% at September 30, 2000). The company also owes $169,469 balance remaining on a note resulting from the Diamond purchase, payable quarterly at 8% to the former owners.

     ADDvantage Technologies has a line of credit under which it is authorized to borrow up to $l0,000,000. This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 30% of qualified inventory in a revolving line of credit for working capital purposes and up to $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain shareholders up to an aggregate $1,000,000.

     ADDvantage Technologies has increased the number of authorized shares of common and preferred stock to 30,000,000 and 5,000,000, respectively. The increase in the authorized shares and a higher line of credit should provide ADDvantage Technologies with the financial resources to help fund future business acquisitions and establish new locations in strategic markets.

     Stockholder loans include a $1,550,000 note bearing interest the same rate as the Company's bank line of credit, which note is subordinate to the bank note payable.

     On February 1, 2000, the Board of Directors of the Company authorized the repurchase of up to $l,000,000 of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in the Company's Incentive
Stock Plan or for future acquisitions.   As of September 30, 2000, a total of
21,100 shares had been repurchased on the open market pursuant to this authorization.

ITEM 7.	FINANCIAL STATEMENTS

     On September 30, 1999, the former shareholders of DRK Enterprises, Inc. d/b/a TULSAT Corporation, an Oklahoma corporation ("TULSAT"), assumed control of ADDvantage Technologies Group, Inc. (formerly ADDvantage Media Group, Inc.), an Oklahoma corporation ("ADDvantage Technologies" or the "Registrant"), pursuant to the Securities Exchange Agreement entered into on September 16, 1999. The business combination has been accounted for as a purchase of
ADDvantage Technologies by TULSAT.   The following financial statements include
the consolidated balance sheet, statements of income and cash flow for the year ended September 30, 2000 of ADDvantage Technologies and a statement of income and cash flow for the nine month period ended September 30, 1999 of TULSAT.

                 Index to Financial Statements                              Page

Independent Auditors' Report                                                 13

Consolidated Balance Sheet, September 30, 2000                               14

Consolidated Statements of Income, Year Ended September 30, 2000, Year Ended
September 30 1999 (Unaudited); Nine month period ended September 30, 1999    16

Consolidated Statement of Changes in Stockholders' Equity                    17

Consolidated Statement of Cash Flows, Year Ended September 30, 2000 and
Nine Month Period Ended September 30, 1999                                   18

Notes to Consolidated Financial Statements                                   20

                            INDEPENDENT AUDITORS' REPORT






The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. (the "Company") as of September 30, 2000, and the related statements of income, changes in stockholders' equity and cash flows for the year ended September 30, 2000 and the nine months ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the year ended September 30, 2000, and the nine month period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP


December 1, 2000

                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                CONSOLIDATED BALANCE SHEET
                                     September 30, 2000


Assets
Current assets:
   Cash                                                                  $      22,495
   Accounts receivable                                                       3,471,538
   Inventories                                                              14,580,490
   Deferred income taxes                                                        43,000
                                                                        ---------------
Total current assets                                                        18,117,523

Property and equipment, at cost
   Machinery and equipment                                                   1,139,912
   Leasehold improvements                                                      167,629
   Other property and equipment                                                 26,412
                                                                         --------------
                                                                             1,333,953
Less accumulated depreciation and amortization                                (686,166)
                                                                         --------------
Net property and equipment                                                     647,787

Other assets:
   Deferred income taxes                                                     1,100,000
   Investment                                                                  669,243
   Goodwill, net of accumulated amortization of $115,219                     1,360,500
   Other assets                                                                 56,407
                                                                         --------------
Total other assets                                                           3,186,150
                                                                         --------------
Total assets                                                              $ 21,951,460
                                                                         ==============


                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                CONSOLIDATED BALANCE SHEET
                                     September 30, 2000


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                       $    766,067
   Accrued expenses                                                            259,097
   Accrued income taxes                                                        267,130
   Bank revolving line of credit                                             3,319,133
   Note payable - current portion                                              135,500
   Dividends payable                                                           310,000
   Stockholder loans                                                         1,550,000
                                                                          -------------
Total current liabilities                                                    6,606,927
Note Payable                                                                    33,969
Stockholders' equity:
   Preferred stock, 1,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                     8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                     12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 9,992,956 shares issued                                 99,930
   Common stockholders' deficit                                             (4,735,202)
                                                                          -------------
                                                                            15,364,728

   Less:  Treasury stock, 21,100 shares at cost                                (54,164)
                                                                          -------------
Total stockholders' equity                                                  15,310,564
                                                                          -------------
Total liabilities and stockholders' equity                                $ 21,951,460
                                                                          =============

                              ADDVANTAGE TECHNOLOGIES GROUP, INC
                                    STATEMENTS OF INCOME


                                                          Year ended      Nine months
                                        Year ended       September 30,      ended
                                        September 30,         1999       September 30,
                                            2000          (unaudited)         1999
                                        -----------------------------------------------
Net sales and service income              $22,002,543     $20,059,097    $15,276,772
Cost of sales                              11,055,052      11,114,461      8,339,660
                                        -----------------------------------------------
Gross profit                               10,947,491       8,944,636       6,937,112
Operating expenses                          4,813,011       3,251,330       2,371,038
                                        -----------------------------------------------
Income from operations                      6,134,480       5,693,306       4,566,074
Other Income                                  127,235          48,676          48,676
Interest expense                             (385,069)       (354,871)       (283,549)
                                        -----------------------------------------------
Income before income taxes                  5,876,646       5,387,111       4,331,201
Provision for income taxes                  2,169,000           -               -
                                        -----------------------------------------------
Net income                                  3,707,646       5,387,111       4,331,201
Preferred Dividends                         1,240,000           -               -
                                        -----------------------------------------------
Net income attributable to common
  stockholders                             $2,467,646      $5,387,111      $4,331,201
                                        ================================================

                                                       Pro-forma net income (unaudited):
                                                       ---------------------------------
   Income before income taxes              $5,876,646      $5,387,111      $4,331,201
   Provision for income taxes               2,169,000       2,047,102       1,646,000
                                        ------------------------------------------------
   Net income                               3,707,646       3,340,009       2,685,201
   Provision for preferred dividends        1,240,000       1,240,000         930,000
                                        ------------------------------------------------
   Net income attributable to common
      stockholders                         $2,467,646      $2,100,009      $1,755,201
                                        ================================================
Earnings per Share:
       Basic                                   $0.25         $0.22           $0.18
       Diluted                                  0.24          0.21            0.18



                              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                              Year ended September 30, 2000 and
                             Nine months ended September 30, 1999

                                     ADDvantage         TULSAT          Series A    Series B     Common      TULSAT
                                    Common Stock     Common Stock      Preferred   Preferred  Stockholders' Treasury
                                  Shares    Amount  Shares   Amount      Stock       Stock     (Deficit)      Stock      Total
                                -------------------------------------------------------------------------------------------------
Balance, December 31, 1998           -     $   -     1,000   $1,000        -            -       9,580,046  ($55,002)  $ 9,526,044

Net income                           -         -       -        -          -            -       4,331,201      -        4,331,201

Distribution to owners:
Cash                                 -         -       -        -          -            -    (  3,570,282)     -       (3,570,282)
Property, net of mortgage note       -         -       -        -          -            -        (525,682)     -         (525,682)

TULSAT / ADDvantage Technologies
share exchange:
ADDvantage Technologies shares
 outstanding                    1,712,346    17,124    -        -                       -            -         -           17,124
Issue common shares             8,000,000    80,000  (1,000) (1,000)       -            -       1,972,476    55,002     2,106,478
Issue preferred shares               -         -       -        -     8,000,000   12,000,000 ( 20,000,000)     -             -
                                --------------------------------------------------------------------------------------------------

Balance, September 30, 1999     9,712,346  $ 97,124    -        -    $8,000,000  $12,000,000 ($ 8,212,241)  $  -      $11,884,883

Net income                           -         -       -        -          -            -        3,707,646     -        3,707,646

Preferred stock dividends                                                                      ( 1,240,000)           ( 1,240,000)

Purchase Treasury Stock                                                                                     (54,164)      (54,164)

Options Exercised                   8,500        85                                                12,052                  12,137

Issue common shares for
 business purchase                272,110     2,721                                               997,341               1,000,062
                               --------------------------------------------------------------------------------------------------

                                9,992,956  $ 99,930    -        -    $8,000,000  $12,000,000  ($4,735,202) ($54,164)   15,310,564
                               --------------------------------------------------------------------------------------------------



                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                STATEMENTS OF CASH FLOWS


                                                                         Nine months
                                                            Year ended       ended
                                                           September 30  September 30,
                                                               2000          1999
                                                           -------------------------
Cash Flows from Operating Activities
Net income                                                  $3,707,646   $4,331,201
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                               202,886       89,000
   Provision for deferred income taxes                         155,000         -
   Change in:
      Receivables                                             (381,953)    (674,821)
      Prepaid and other expense                                157,736      (73,765)
      Inventories                                           (2,239,810)  (1,447,753)
      Accounts payable and accrued liabilities                (341,280)      74,155
                                                            -------------------------
Net cash provided by operating activities                    1,260,225    2,298,017
                                                            -------------------------

Cash Flows from Investing Activities
   Additions to property and equipment                        (275,000)     (84,200)
   Cash acquired in LEE CATV merger                             90,047         -
   Cash acquired in ADDvantage Technologies purchase              -          16,842
                                                            -------------------------
Net cash used in investing activities                         (184,953)     (67,358)
                                                            -------------------------

Cash Flows from Financing Activities
   Distributions to owners                                        -       (3,570,282)
   Net borrowings (repayments) under line of credit           (167,886)    1,141,459
   Advances from stockholders                                   74,993       215,007
   Purchases of Treasury Stock                                 (54,164)         -
   Payments of Preferred Dividends                            (930,000)         -
   Proceeds from exercise of common stock options                7,437          -
                                                            -------------------------
Net cash used in financing activities                       (1,069,620)   (2,213,816)
                                                            -------------------------

Net increase in cash                                             5,652       16,843

Cash, beginning of year                                         16,843         -
                                                            -------------------------
Cash, end of year                                              $22,495      $16,843
                                                            =========================


                            ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                 STATEMENTS OF CASH FLOWS

                                                                         Nine months
                                                            Year ended      ended
                                                           September 30  September 30,
                                                               2000         1999
                                                           -------------------------
Supplemental Cash Flow Information
   Interest paid for the period                               $385,069      283,549

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Issuance of preferred stock                             1,000,000        -
      Working capital other than cash                           241,017        -
      Land and equipment                                        116,694        -
      Intangibles and other assets                            1,276,229        -
      Assumption of note payable                                723,987        -
      Issuance of note payable                                  271,094        -
   Distribution of property and related
       mortgage note to owner                                      -       1,097,514
   Acquisition of ADDvantage Technologies:
       Working capital other than cash                             -         (52,401)
       Equipment                                                   -          59,448
       Intangibles and other assets                                -       2,099,712



                          ADDVANTAGE TECHNOLOGIES GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years ended September 30, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies

Basis of presentation

On September 30, 1999, the former shareholders of DRK Enterprises, Inc. d/b/a Tulsat assumed control of ADDvantage Media Group, Inc. ("ADDvantage") pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the Tulsat shareholders transferred all the issued and outstanding common stock of Tulsat, along with $10,000,000 of Tulsat promissory notes, to ADDvantage in exchange for 8,000,000 shares of ADDvantage $.01 par value common stock, 200,000 shares of newly issued Series A, 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

As a result of this transaction, Tulsat became a wholly owned subsidiary of ADDvantage and the former Tulsat owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage. Tulsat's management assumed management and control of ADDvantage.

The transaction has been accounted for as a purchase of ADDvantage by Tulsat.

On November 22, 1999, Diamond W Investments, Inc. (d/b/a Lee Enterprises, "Lee") was merged into Lee CATV Corporation, a wholly-owned subsidiary of ADDvantage. As a result, the former shareholders of Diamond received 27,211 shares of ADDvantage Series C Convertible Preferred Stock, par value $1.00 per share with a stated value of $36.75 per share (which were later converted into shares of ADDvantage common stock at a price of $3.675 per share), and a promissory note in the amount of $271,000, for a total merger consideration of $1,271,000.

Lee was established in 1986 as a full service repair and sales center, selling new and refurbished cable equipment and providing related services.

On November 10, 1999, the ADDvantage Media Board of Directors approved an amendment to the certificate of incorporation to change ADDvantage's name to "ADDvantage Technologies Group, Inc." The amendment to the certificate of incorporation was approved by a majority of the issued and outstanding shares of ADDvantage's common stock.

On October 19, 1999, the name of Tulsat was changed from D.R.K. Enterprises, Inc. to TULSAT Corporation.

Description of business

Tulsat and Lee sell new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. Tulsat and Lee operate in one business segment.

Principles of consolidation

The consolidated financial statements include the balance sheets of ADDvantage, Lee and Tulsat (collectively the "Company") as of September 30, 2000. In addition, the consolidated financial statements include the operations and cash flows of ADDvantage, Lee (from November 22, 1999) and Tulsat for the year ended September 30, 2000 and Tulsat for the nine months ended September 30, 1999.
The Company's 27% investment in Ventures Education Systems Corporation is accounted for under the equity method.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method.

Property and equipment

Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation expense is $87,762 and $89,000 for the year ended September 30 2000 and nine months ended September 30, 1999.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax carryforward amounts. Up to the purchase date, Tulsat was taxed as an S Corporation under the Internal Revenue Code and applicable state statutes. Under an S Corporation election, the income of Tulsat flows through to the stockholders to be taxed at the individual level rather than the corporate level. Accordingly, the accompanying 1999 financial statements reflect no provision for income taxes. However, the 1999 financial statements do reflect a pro-forma provision for income taxes, pro-forma preferred stock dividends, and earnings per share.

Revenue recognition

Revenue is recognized when inventory or service components are shipped to the customers.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $182,581 in year ended September 30, 2000 and $130,342 in the nine month period ended September 30, 1999.

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

Goodwill

Goodwill, which represents the excess of cost over the estimated fair value of the net assets acquired from ADDvantage and Lee, is amortized on a straight-line basis from between 10 and 20 years.

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

Fair value of financial instruments

The carrying amounts of accounts receivable and payable approximate fair value due to their short maturities. The carrying value of the Company's line of credit and approximates fair value since the interest rate fluctuates periodically based on the prime rate. Terms of the shareholder loans are similar to the bank loan. Management believes that the carrying value of shareholder and other loans approximate fair value based on credit terms currently available for similar debt.

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

Fiscal year

The fiscal year of ADDvantage and Tulsat was December 31.  Effective

September 30, 1999, the fiscal year was changed to September 30.

Reclassifications

Certain 1999 amounts have been reclassified to conform with the 2000 classifications. These reclassifications had no effect on reported net income.


Note 2 - Cash Management

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $86,676 and $109,168 at September 30, 2000 and 1999 and is included in accounts payable.


Note 3 - Line of Credit; Notes Payable

At September 30, 2000, notes payable consist of a $3,319,133 balance outstanding on a $4,500,000 line of credit due June 30, 2001, interest payable monthly at Chase Manhattan Prime less .5% (9.00% at September 30, 2000).

Borrowings under the line of credit are limited to the lesser of $4,500,000 or the sum of 80% of qualified accounts receivable and 25% of qualified inventory. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain stockholders up to an aggregate $1,000,000.

Stockholder loans include $1,550,000 in shareholder notes bearing interest at rates between 7.75% and 8.25%, and are subordinate to the bank notes payable.

Notes payable includes a $169,469 note bearing interest at 8% due October 22, 2001. Eight equal quarterly installments of principal, together with interest are payable on the 22nd day of January, April, July, and October.


Note 4 - Income Taxes

The provisions for income taxes for the year ended September 30, 2000 consists of:

                      Current             $ 2,057,000
                      Deferred                112,000
                                        --------------
                                          $ 2,169,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the year ended September 30, 2000:

          Statutory tax rate                     34.0%
          State income taxes, net of U.S.
            federal tax benefit                   3.4
          Non-deductible goodwill
            amortization and other
            non-deductible expenses                .9
          Adjustment of deferred tax
            asset valuation allowance            (1.2)
          Other                                   (.2)
                                             ----------
                                                 36.9%
                                             ==========

       Deferred  tax assets consist of the following at September 30,

                                                 2000
                                          ---------------

   Operating losses of ADDvantage            $ 1,539,000
   Tax basis in excess of financial basis
   of other ADDvantage assets                    245,000
   Financial liability accruals                   43,000
                                          ---------------
   Total deferred tax assets                   1,827,000
   Valuation allowance                          (684,000)
                                          ---------------
   Net deferred tax asset                    $ 1,143,000
                                          ===============

   Classified as:

   Current                                   $    43,000
   Noncurrent                                  1,100,000
                                          ---------------
                                             $ 1,143,000
                                          ===============

Utilization of ADDvantage's net operating loss carryforward of approximately $4,500,000 to reduce future taxable income is limited to an annual amount of $265,000. The NOL carryforward expires in varying amounts from 2014 to 2019.

Note 5 - Stockholders' Equity

The 1998 Incentive Stock Plan provides for the award to officers, directors, key employees and consultants of stock options and restricted stock. The Plan provides that upon any issuance of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock. Under the Plan, option prices will be set by the Board of Directors and may be greater than, equal to, or less than fair market value on the grant date.

At September 30, 2000, 999,296 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 960,976 shares were available for future grants at September 30, 2000.

A summary of the status of the Company's stock options at September 30, 2000 and 1999, and changes during the years then ended is presented below.


                                                       2000
                                              ---------------------
                                                          Wtd. Avg.
                                               Shares     Ex. Price
                                              ---------------------

Outstanding, beginning of year                  14,750      $0.86
Granted                                         38,500       3.13
Exercised                                       14,750       0.84
Canceled                                          -           -
                                              ---------
Outstanding, end of year                        38,500      $2.23
                                              =========
Exercisable, end of year                         5,000      $3.13
                                              =========
Weighted average fair value of
  Options granted                                $2.56
                                              =========


The following table summarizes information about fixed stock options outstanding at September 30, 2000:



                           Options      Outstanding                 Options Exercisable
                       -----------------------------------------  ------------------------
                                         Weighted
                                          Average
                            Number       Remaining                   Number
         Range of        Outstanding    Contractual   Wtd. Avg.    Exercisable   Wtd. Avg.
     Exercise Prices     At 9/30/00        Life       Ex. Price    at 9/30/00   Ex. Price
   -------------------------------------------------------------  ------------------------
          $3.125            5,000        9.5 years      $3.13         5,000        $3.13
          $3.125           33,500        9.5 years      $3.13          -              -
                        ------------                              ------------
                           38,500                                     5,000
                        ============                              ============

                                     -26-

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000: risk-free interest rates of 6.5%; expected dividend yield of 0.0; expected lives of 10 years; and estimated volatility of 112%.

In 1998, ADDvantage granted warrants which entitle the holder to purchase up to 62,500 shares of common stock at $2.00 per share. The warrants may be exercised at any time until December 31, 2000.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost been determined consistent with SFAS 123, the Company's net income would not have changed significantly.

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


Note 6 - Operating Leases

The Company leases various properties primarily from a company owned by the Company's principal shareholders. Future minimum lease payments under these leases are as follows:

                      2001                   $    438,000
                      2002                        438,000
                      2003                        414,500
                      2004                        357,000
                      2005                         58,500
                                             -------------
                                             $  1,706,000

Total rental expense for all operating leases was $405,300 for the year ended September 30, 2000 and $90,200 for the nine-months ended September 30, 1999.

In September 1999, Tulsat sold the land and building used in Tulsat's operations to a company owned by Tulsat's owners and leased it back over a five year term. The $188,000 gain on sale was not reported in income, but was credited to the Company's capital.


Note 7 - Retirement Plan

The Company sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $56,586 during the year ended September 30, 2000 and $32,802 during the nine-months ended September 30, 1999.


Note 8 - Business Combinations

See Note 1 for a description of the business combination of ADDvantage and Tulsat. The transaction has been accounted for as a purchase of ADDvantage by Tulsat. The purchase price of $2.1 million was determined by the market value of the ADDvantage common stock on the NASDAQ Bulletin Board times the number of shares held by ADDvantage shareholders. The purchase price was allocated to identifiable assets and liabilities based on their estimated fair values, with the remainder allocated to goodwill which will be amortized over 20 years.

See Note 1 for a description of the business combination of ADDvantage and Lee. The transaction has been accounted for as a purchase of Lee by ADDvantage. The purchase price of $1,271,000 was allocated to identifiable assets and liabilities based on their estimated fair values, with the remainder allocated to goodwill, which will be amortized over 10 years.

The accompanying 1999 statements of income do not include any revenues or expenses of ADDvantage, since the transaction closed on September 30, 1999. The unaudited pro-forma results of operations included in the statement of income presents the results of operations of Tulsat adjusted for a pro-forma provision for income taxes at the combined federal and state tax rate of 38%, and for dividends on the preferred stock issued in the business combination. The accompanying 1999 statements of income also do not include any revenues or expenses of Lee. Following are the unaudited pro-forma results of operations for the nine-months ended September 30, 1999, assuming the acquisitions occurred at the beginning of the period.

                                                   Nine-months
                                                      1999
                                                   (unaudited)
                                                 --------------
Net sales and service income                     $  16,829,000
Net income                                       $   2,663,169
Net income attributable to common stock          $   1,733,169
Weighted average outstanding common shares           9,712,345

Pro-forma results are not provided for 2000 as Lee was included in the financial statements for substantially the entire year.

These unaudited pro-forma results have been prepared for comparison purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1999, or of future results of operations.


Note 9 - Investment in Ventures Education System Corporation

On September 1, 1998 ADDvantage acquired a 27% interest in Ventures Education Systems Corporation ("Ventures"), a private company engaged in the commercial development and marketing of proprietary teaching techniques, services, products, and materials; principally to public primary and secondary schools. Ventures was formed in May 1997 and is headquartered in New York, New York. Under the terms of the investment, the Company may designate one member of the Ventures Board of Directors.

The original cost of the 550,000 common shares acquired was $990,000. As a result of the ADDvantage acquisition, the investment was adjusted to estimated fair value of $660,000, $1.20 per share.

As of June 30, 2000, Venture's fiscal year end, its assets, liabilities, and equity are summarized as follows:


                   Total assets                  $   1,300,498

                   Total liabilities                 2,150,263
                                                 ---------------
                   Stockholder's deficiency      $    (849,765)
                                                 ===============


Note 10 - Earnings per Share

                                                        Pro-forma       Pro-forma
                                                       Year ended      Nine months
                                        Year ended    September 30,       ended
                                       September 30,      1999         September 30,
                                           2000        (unaudited)         1999
                                      ----------------------------------------------
Net income                            $  3,707,646    $  3,340,009    $  2,685,201
Dividends on preferred stock             1,240,000       1,240,000         930,000
                                      ----------------------------------------------
Net income attributable to
  common shareholders - basic            2,467,646       2,100,009       1,755,201
Dividends on Series A convertible
  preferred stock                          400,000         400,000         300,000
                                      ----------------------------------------------
Net income attributable to common
  shareholders - diluted              $  2,867,646    $  2,500,009    $  2,055,201
                                      ==============================================

Weighted average shares outstanding      9,862,054       9,712,346       9,712,346
Weighted average shares outstanding -
  assuming dilution                     11,862,054      11,712,346      11,712,346
                                      ==============================================

Earnings per common share:
  Basic                               $      0.25     $      0.22     $     0.18
  Diluted                                    0.24            0.21           0.18
                                      ==============================================


Note 11 - Subsequent Events

On November 4, 2000, the Bank of Oklahoma increased the Company's line of credit under which it is authorized to borrow up to $12,000,000 and reduced the borrowing rate to 1 1/4% below prime (8.25% at November 4, 2000). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving Line of Credit for working capital purposes, $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

On November 1, 2000, Ventures Education System Corporation exercised its option to repurchase 733,333 shares (after giving effect to a recent four for three stock split) of Ventures stock acquired by the company in September 1998. The exercise price consisted of $660,000 cash plus common stock warrants to purchase 50,000 shares at $.90 per share. The warrants expire on January 31, 2004 or one year after a public offering, whichever first occurs.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item concerning the Company's officers, directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Identity of Officers," "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 2000.


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

 10.1 Lease Agreement dated September 15, 1999 by and between Chymiak Investments, L.L.C. and TULSAT Corporation (formerly named DRK Enterprises, Inc.). incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

 10.2 Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 10.2 to the Current Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

 10.3 Promissory Note for $271,093.54 from the Company to Randy L. Weideman and Deborah R. Weideman dated November 22, 1999 incorporated by reference to Exhibit 10.3 to the Current Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.


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

 10.7 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000.

 10.8 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000.

 21.1   Subsidiaries.

 23.1   Consent of Tullius Taylor Sartain & Sartain LLP.

 27.1   Financial Data Schedule

   (b)  Reports on Form 8-K

        None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADDvantage Technologies Group, Inc.


Date:  December 30, 2000               By:   /S/ Kenneth A. Chymiak
                                             --------------------------------
                                             Kenneth A. Chymiak, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 30, 2000                     /S/ David E. Chymiak
                                             ----------------------------------
                                             David E. Chymiak, Chairman of the
                                             Board of Directors


Date:  December 30, 2000                     /S/ Kenneth A. Chymiak
                                             ----------------------------------
                                             Kenneth A. Chymiak, President,
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer and Principal Financial
                                             Officer)

Date:  December 30, 2000                     /S/ Adam R. Havig
                                             ----------------------------------
                                             Adam R. Havig, Controller
                                             (Principal Accounting Officer)

Date:  December 30, 2000                     /S/ Gary W. Young
                                             ----------------------------------
                                             Gary W. Young, Director

Date:  December 30, 2000                     /S/ Stephen J. Tyde
                                             ----------------------------------
                                             Stephen J. Tyde, Director

Date:  December 30, 2000                     /S/ Freddie H. Gibson
                                             ----------------------------------
                                             Freddie H. Gibson, Director

Date:  December 30, 2000                     /S/ Randy L. Weideman
                                             ----------------------------------
                                             Randy L. Weideman, Director

                            INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit                              Description
-------                              -----------
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

 10.7 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000.

 10.8 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000.

 21.1   Subsidiaries.

 23.1   Consent of Tullius Taylor Sartain & Sartain LLP.

 27.1   Financial Data Schedule

   (b)  Reports on Form 8-K

        None.