Form 10KSB/A
period 2000-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2001-02-05
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                   TRANSITIONAL SMALL BUSINESS DISCLOSURE
                   FORMAT (CHECK ONE):    Yes   [  ]     No  X

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           Directors, Executive Officers, Promoters, and Control Persons

     The following persons are currently serving as directos or have been selected as director nominees to serve upon their election to the Board at the upcoming annual meeting of stockholders. Executive officer positions are noted in the biographical descriptions.

David E. Chymiak         Director since 1999

     David E. Chymiak, 55, has been the Chairman of our board since 1999. He is also the President and a director of our wholly owned subsidiary, TULSAT Corporation, which he and Kenneth A. Chymiak acquired in 1985.

Kenneth A. Chymiak       Director since 1999

     Kenneth A. Chymiak, 54, has been our President and Chief Executive Officer since 1999. He is also the Executive Vice President and a director of TULSAT Corporation which he acquired with David E. n Chymiak in 1985.

Freddie H. Gibson        Director since 1999

     Freddie H. Gibson, 53, has been the president and chairman of the board of directors of Heat Transfer and Equipment, a manufacturer of shell and turbo heat exchangers for oil and petroleum industries, since 1992.

Stephen J. Tyde          Director since 1999

     Stephen J. Tyde, 53, is the owner, president and chief executive officer of The Pump & Motor Works, Inc., an electric motor and turbo machinery manufacturing company, which he founded in 1991. He is also the co-owner and chief operating officer of P&MW Holdings, Inc.

Gary W. Young            Director since 1990

     Gary W. Young, 59, served as our Executive Vice President - Finance and Administration from 1990-1999. He is also the owner and president of Young Ideas Inc., a financial consulting and investment company, he founded in 1987.

Randy L. Weideman        Director since 1999

     Randy L. Weideman, 44, founded Diamond W Investments, Inc. in 1985 and has served as its president since that time. We acquired Diamond W Investments, Inc. in 1999 and changed its name to Lee CATV Corporation.

         Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission or the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports, and we are required to disclose in this proxy statement any failure to file by these dates during fiscal 2000.

     To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2000, all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% shareholders were complied with.


ITEM 10.   EXECUTIVE COMPENSATION


                        Summary Compensation Table
                            Executive Officers

                                     Annual Compensation             Long-Term Compensation
                                 -------------------------  ---------------------------------
                                                                           Number
                                                    Other                of Shares
                                                    Annual   Restricted    Under-    Long-Term
                                                    Compen-    Stock       lying     Incentive
Name and                         Salary     Bonus   sation     Awards     Options     Payouts
Principal Position         Year  ($)(1)      ($)     ($)(2)      ($)      Granted       ($)
------------------         ----  -------    ------  -------    ------     -------       ---
David E. Chymiak           2000  150,000     -0-     6,837       -0-       1,000        -0-
 Chairman                  1999  124,094     -0-     4,680       -0-        -0-         -0-
                           1998   95,516     -0-     2,920       -0-        -0-         -0-

Kenneth A. Chymiak         2000  150,000     -0-     6,837       -0-       1,000        -0-
 President and             1999  124,094     -0-     4,680       -0-        -0-         -0-
 Chief Executive Officer   1998   95,516     -0-     2,920       -0-        -0-         -0-
     ________________
  (1)  These amounts represent the salaries paid to these officers by TULSAT Corporation but does not reflect distributions made to them as shareholders.  Prior to year 2000, TULSAT Corporation was an S corporation for tax purposes before it was acquired by
     ADDvantage and distributions were routinely made to the
     shareholders in at least the amounts necessary for them to pay the federal income tax liability they incurred personally as a result of the net income realized by TULSAT Corporation.
  (2)  Other annual compensation represents, in 2000, 1999 and
     1998, our contributions on behalf of each of the individuals to our 401(k) Plan.


                         Option Grants During Fiscal 2000

     The following table sets forth information regarding options granted during fiscal 2000 to named executive officers.



                      Number of       % of Total
                        Shares         Options
                      Underlying      Granted to
                       Options       Employees in   Exercise Price
 Name                  Granted        Fiscal Year       ($/Sh)       Expiration Date
 ----                  --------      ------------   --------------   ---------------
 Kenneth A. Chymiak    1,000              2.6%            $ 3.125         4/4/10
 David E. Chymiak      1,000              2.6%            $ 3.125         4/4/10


</TABLE
                                   2


                Option Exercises and Year-End Value Table

     There were no stock options exercised by the named executive officers during fiscal 2000. The following table sets forth information regarding the value of unexercised stock options held by each of the named executive officers as of the year ended September 30, 2000.



                                                    Number of Shares of          Value of Unexercised
                          Shares                  Common Stock Underlying        In-the-Money Options
                       Acquired on     Value        at September 30, 2000        at September 30, 2000
Name                    Exercise     Realized    Exercisable  Unexercisable   Exercisable Unexercisable
------------          ------------   ---------   -----------  -------------   ----------- -------------
Kenneth A. Chymiak          -            -           1,000           -          $1,625           -
David E. Chymiak            -            -           1,000           -          $1,625           -




ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares of common stock or preferred stock beneficially owned (as of January 25, 2001) by:

  - each person who we know beneficially owns more than 5% of our common stock;

  -  each director;

  -  each executive officer named in the Summary Compensation
     Table on page 7; and

  -  our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.



                      Beneficial Ownership

                                                      Number of              Number of
                               Number of              Shares of              Shares of
                               Shares of              Series A               Series B
                                 Common               Preferred              Preferred
                                 Stock      Percent     Stock      Percent     Stock       Percent
  Name and Address of         Beneficially     of    Beneficially     of    Beneficially      of
   Beneficial Owner             Owned (1)    Class     Owned (2)    Class      Owned        Class
   ----------------             ---------    -----     ---------    -----      -----        -----
  Gary W. Young                164,708 (3)     1.7%       -0-        -0-        -0-          -0-
  5905 S. Knoxville Ave.
  Tulsa, OK  74135

  David E. Chymiak           4,132,000 (4)    41.4%     100,000      50.0%     150,000       50.0%
  1605 E. Iola
  Broken Arrow, OK  74012

  Kenneth A. Chymiak         4,001,000 (4)    40.0%     100,000      50.0%     150,000       50.0%
  1605 E. Iola
  Broken Arrow, OK  74012

  Stephen J. Tyde                6,000 (4)      *         -0-         -0-        -0-          -0-
  8008 S. Fulton Ave.
  Tulsa, OK  74136



  Freddie H. Gibson              1,000 (4)      *         -0-         -0-        -0-          -0-
  808 S. Erie Avenue
  Tulsa, OK  74136

  Randy L. Weideman            136,780 (4)     1.4%       -0-         -0-        -0-          -0-
  Highway 136 West
  Deshler, NE  68340

  All Executive Officers     8,441,488(3,4)   84.5%    200,000        100%    300,000         100%
  Directors as a group
  (6 persons)
_____________________________
*  Less than one percent.


(1) Shares which an individual has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table or the percentage ownership of all officers and directors as a group.

(2) Each share of Series A Cumulative Convertible Preferred Stock is convertible into 10 shares of our common stock.

(3) Includes 26,000 shares subject to a stock option which is fully exercisable.

(4) Includes 1,000 shares subject to a stock option which is fully exercisable.

(5) All of the shares beneficially owned by Mr. Young are held of record by the GWYSEY General Partnership jointly owned by Mr. Young and his wife.

(6) All of the shares beneficially owned by Mr. Chymiak are held of record 50% by him as trustee of the Ken Chymiak Revocable Trust and 50% by his wife as trustee of the Susan Chymiak Revocable Trust. Mr. Chymiak disclaims beneficial ownership of the shares held by his wife.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from TULSAT Corporation on September 30, 1999 the real estate and improvements comprising the headquarters and a substantial portion of the other office and warehouse space of TULSAT Corporation for a price of $1,286,000. The price represents the appraised value of the property less the sales commission and other sales expenses that would have been incurred by TULSAT Corporation if it had sold the property to a third party in an arm's-length transaction. TULSAT Corporation has entered into a five-year lease commencing
October 1, 1999 with Chymiak Investments, L.L.C. covering the property under which the annual rental due to Chymiak Investments, L.L.C. is $180,000. TULSAT Corporation is leasing other property from Chymiak Investments, L.L.C. and paid that company $72,000 in 1999 and $91,500 in 2000, as rental under those leases. The amounts of the rental due in future years are $150,000 in 2001 and 2002, $126,500 for 2003, and
$78,000 for 2004.

     Chymiak Investments Inc., which is owned by Kenneth A. Chymiak and his wife, Susan C. Chymiak, own three other properties leased to TULSAT Corporation for five-year terms (all ending in 2003) at rentals of $3,000 per month each (aggregate rentals per year of $108,000 for all three buildings).

     The Company has outstanding stockholder loans of $1,550,000. Of this amount, $1,150,000 is payable to revocable trusts for the benefit of Kenneth A. Chymiak and his wife and $400,000 is payable to David E. Chymiak. The interest rate on the notes is one-half percentage point below the Chase Manhattan Bank Prime, which is the same rate as the Company's bank line of credit. The current rate on the notes is 8.5% and the total interest paid on the notes was $124,574 in 1999 and $118,344 in 2000.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADDvantage Technologies Group, Inc.


Date:  January 31, 2001                By:   /S/ Kenneth A. Chymiak
                                             --------------------------------
                                             Kenneth A. Chymiak, President