Form 10QSB
period 2000-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2001-02-09
CIK 874292

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period ________________ to ______________

                        Commission File number 1-10799

                      ADDvantage Technologies Group, Inc.
        (Exact na,me of small business issuer as specified in its charter)

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

Shares outstanding of the issuer's $.01 par value common stock as of February 1, 2001 is 9,990,616.
Transitional Small Business Issuer Disclosure Format (Check one):  Yes   No   x

                         Part I - Financial Information                     Page
                                                                            ----

Financial Information:

	Item 1.    Financial Statements

             Consolidated Balance Sheet
                    December 31, 200                                          3

             Consolidated Statements of Income
                    Three Ended December 31, 2000                             5

             Consolidated Statements of Cash Flows
                    Three Months Ended December 31, 2000                      6

             Notes to Consolidated Financial Statements                       8

        Item 2.

             Management's Discussion and Analysis of the Financial
                    Condition and Results of Operation                       10

                           Part II - Other Information


        Item 6.    Exhibits and Reports on Form 8-K                          12

        Signatures                                                           13


                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            December 31, 2000

Assets
Current assets:
   Cash                                                              $      117,798
   Accounts receivable                                                    2,793,515
   Inventories                                                           15,415,672
   Deferred income taxes                                                     43,000
                                                                     --------------
Total current assets                                                     18,369,985

Property and equipment, at cost
   Machinery and equipment                                                1,173,682
   Leasehold improvements                                                   167,629
   Other property and equipment                                              26,412
                                                                     --------------
                                                                          1,367,723
Less accumulated depreciation and amortization                             (710,808)
                                                                     --------------
Net property and equipment                                                  656,915

Other assets:
   Deferred income taxes                                                  1,055,094
   Investment                                                                29,243
   Goodwill, net of accumulated amortization of $150,727                  1,324,993
   Other assets                                                              55,658
                                                                     --------------
Total other assets                                                        2,464,988
                                                                     --------------

Total assets                                                         $   21,491,888
                                                                     ==============


                   See notes to consolidated financial statements


                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            December 31, 2000

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                  $    1,557,079
   Accrued expenses                                                          18,663
   Accrued income taxes                                                     384,093
   Bank revolving line of credit                                          2,140,604
   Note payable - current portion                                           135,594
   Dividends payable                                                        310,000
   Stockholder loans                                                      1,250,000
                                                                     --------------
Total current liabilities                                                 5,796,033
Note Payable                                                                    -
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued
        and outstanding with a stated value of $40 per share              8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
        outstanding with a stated value of $40 per share                 12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                            100,117
   Common stockholders' deficit                                          (4,350,098)
                                                                     --------------
                                                                         15,750,019

   Less:  Treasury stock, 21,100 shares at cost                             (54,164)
                                                                     --------------
Total stockholders' equity                                               15,695,855
                                                                     --------------

Total liabilities and stockholders' equity                           $   21,491,888
                                                                     ==============


                   See notes to consolidated financial statements


               ADDVANTAGE TECHNOLOGIES GROUP, INC
                      STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED DECEMBER 31,

                                              2000          1999
                                          (unaudited)  (unaudited)
                                         ---------------------------
Net sales and service income             $  4,816,682  $   4,536,171
Cost of sales                               2,447,264      2,101,005
                                         ---------------------------
Gross profit                                2,369,418      2,435,166
Operating expenses                          1,163,536      1,127,458
                                         ---------------------------
Income from operations                      1,205,882      1,307,708
Interest expense                              (87,918)       (74,184)
                                         ---------------------------
Income before income taxes                  1,117,964      1,233,524
Provision for income taxes                    422,673        428,199
                                         ---------------------------
Net income                                    695,291        805,325
Preferred Dividends                           310,000        310,000
                                         ---------------------------
Net income attributable to common
  stockholders                                385,291        495,325
                                         ===========================

Earnings per Share:
       Basic and Diluted                 $       0.04  $        0.05


                 See notes to consolidated financial statements


              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     STATEMENTS OF CASH FLOWS
               FOR THREE MONTHS ENDED DECEMBER 31,

                                                                        2000              1999
                                                                  ---------------  --------------
Cash Flows from Operating Activities
Net income                                                        $      385,291   $     495,325
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                          60,150         139,539
   Provision for deferred income taxes                                    44,906            -
   Change in:
      Receivables                                                        678,023        (242,896)
      Prepaid and other expense                                              749          (4,657)
      Inventories                                                       (835,182)       (310,721)
      Accounts payable and accrued liabilities                           977,541         368,781
                                                                  ---------------  --------------
Net cash provided by operating activities                              1,311,478         445,371
                                                                  ---------------  --------------

Cash Flows from Investing Activities
   Additions to property and equipment                                   (33,771)           -
   Proceeds from sale of investment in Ventures                          640,000            -
   Cash acquired in LEE CATV merger                                          -            90,047
                                                                  ---------------  --------------
Net cash provided by investing activities                                606,229          90,047
                                                                  ---------------  --------------

Cash Flows from Financing Activities
   Net borrowings (repayments) under line of credit                   (1,212,404)           -
   Payment on stockholders loan                                         (300,000)           -
   Payments of Preferred Dividends                                      (310,000)           -
                                                                  ---------------  --------------
Net cash used in financing activities                                 (1,822,404)           -
                                                                  ---------------  --------------

Net increase in cash                                                      95,303         535,418

Cash, beginning of year                                                   22,495          16,843

                                                                  ---------------  --------------
Cash, end of year                                                 $      117,798   $     552,261
                                                                  ===============  ==============


                   See notes to consolidated financial statements


              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     STATEMENTS OF CASH FLOWS
               FOR THREE MONTHS ENDED DECEMBER 31,

                                                                        2000              1999
                                                                  ---------------  --------------
Supplemental Cash Flow Information
   Interest paid for the period                                   $       87,918          67,554

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Issuance of preferred stock                                            -         1,000,000
      Working capital other than cash                                        -           241,017
      Land and equipment                                                     -           116,694
      Intangibles and other assets                                           -         1,276,229
      Assumption of note payable                                             -           723,987
      Issuance of note payable                                               -           271,094


                   See notes to consolidated financial statements

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

Note 2 - Description of Business

ADDvantage Technologies, through its subsidiaries TULSAT Corporation and Lee Enterprise, sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. ADDvantage operates in one business segment.

Note 3 - Earnings per Share



                                                Three Months ended
                                                    December 31
                                                 2000        1999
                                              ----------------------
   Net income attributable to common stock      $385,291    $495,325

Basic and Diluted EPS Computation:
   Weighted average outstanding common stock   9,990,616   9,719,429
   Earnings per Share                              $0.04       $0.05


Stock options, warrants and the conversion of Series A Preferred Stock were not included in the computation of diluted EPS as their effect is anti-dilutive.

Note 4 - Revolving Line of Credit

On November 4, 2000, the Bank of Oklahoma amended the Company's line of credit, which is due June 30, 2001. The Company is authorized to borrow up to $12,000,000 at the borrowing rate of 1 1/4% below prime (8.25% at December 31, 2000). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving Line of Credit for working capital purposes ($4,000,000 available at December 31, 2000), $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles. The balance outstanding at December 31, 2000 is $2,140,604.

Note 5 - Investment in Ventures Education System Corporation

On November 1, 2000, Ventures Education System Corporation exercised its option to repurchase 733,333 shares (after giving effect to a recent four for three stock split) of Ventures stock acquired by the company in September 1998. The exercise price consisted of $660,000 ($640,000 cash plus deposits received of $20,000) and common stock warrants to purchase 50,000 shares at $.90 per share. The warrants expire on January 31, 2004 or one year after a public offering, whichever first occurs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

ADDvantage Technologies, through its subsidiaries TULSAT Corporation and Lee Enterprise, specializes in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 3l, 2000 and December 3l, l999

Gross profits increased $56,717 or 2.3% in the first quarter of the fiscal year 2001, as compared to 2000. This increase was primarily due to an increase in repair services offset by a reduction in sales of products with higher profit margins.

Net Sales. Net Sales increased $280,511 or 6.2%, to $4,816,682 in the first quarter of fiscal 2001 from $4,536,171 for the same period in fiscal 2000. The increase was primarily due to repair services, which rose more than 71.5% for the quarter and new products, which increased 46.9%. Sales were affected by severe weather and an overall cable industry slowdown that occurred during the quarter.

Cost of Sales. Cost of goods sold increased to $2,324,799 for the first three months of fiscal 2001 from $2,101,005 for the first three months of fiscal 2000. The increase was primarily due to sales in new products, such as fiber optic cable, which usually have lower margins than the refurbished gear.

Operating Expenses. Operating expenses increased to $l,286,001 in the first three months of 2001 from $1,127,458 in the first three months of 2000. The increase in operating expenses was primarily due to the higher costs resulting from the acquisition of LEE CATV.

Income from Operations.   Income from operations decreased 7.8% to $1,205,882
for the first three months of 2001 from $1,307,708 for the first three months of 2000. This decrease was primarily due to a sales product mix with lower profit margins combined with higher operating expenses as discussed in the previous paragraph.


Liquidity and Capital Resources

On November 4, 2000, the Bank of Oklahoma increased the Company's line of credit under which it is authorized to borrow up to $12,000,000 and reduced the borrowing rate to 1 1/4% below prime (8.25% at December 31, 2000). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving Line of Credit for working capital purposes, $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

The Company finances its operations primarily through internally generated funds and a bank line of credit totaling $6,000,000 reserved for working capital purposes. At December 31, 2000, the revolving line of credit consisted of a $2,140,604 balance outstanding due June 30, 2001, with interest payable monthly at Chase Manhattan Prime less 1.25% (8.25% at December 31, 2000). The company also owes $135,594 balance remaining on a note resulting from the Diamond purchase, payable quarterly at 8% to the former owners.

Stockholder loans include a $1,250,000 note bearing interest the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable.

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



                  ADDVANTAGE TECHNOLOGIES GROUP, INC.

Signature                            Title                        Date
----------                          ------                        ----

/S/ Kenneth A. Chymiak        Director and President        February 9, 2001
    ------------------     (Principal Executive Officer)
    Kenneth A. Chymiak

/S/ Adam R. Havig                  Controller               February 9, 2001
    --------------         (Principal Accounting Officer)
    Adam R. Havig

                             EXHIBIT INDEX


     Exhibit No.              Description

        27.1                  Financial Data Schedule