Form 10QSB
period 2001-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2001-05-15
CIK 874292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

Shares outstanding of the issuer's $.01 par value common stock as of May 1, 2001 is 9,990,616.

Transitional Small Business Issuer Disclosure Format (Check one):
Yes           No    x

                        Part I - Financial Information                      Page


Financial Information:

	Item 1.    Financial Statements

		Consolidated Balance Sheet
                        March 31, 2001                                        3

		Consolidated Statements of Income
                        Three and Six Months Ended March 31, 2001 and 2000    5

		Consolidated Statements of Cash Flows
                        Three and Six Months Ended March 31, 2001 and 2000    6

                Notes to Consolidated Financial Statements                    8

	Item 2.

                Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation                   10


                           Part II - Other Information


        Item 4.    Submission of Matter to a Vote of Security Holders        13

        Item 6.    Exhibits and Reports on 8-K                               13

        Signatures                                                           14


                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                              March 31, 2001

Assets
Current assets:
   Cash                                                                      $       361,168
   Accounts receivable                                                             2,494,579
   Inventories                                                                    16,108,930
   Deferred income taxes                                                              43,000
                                                                             ---------------
Total current assets                                                              19,007,677

Property and equipment, at cost
   Machinery and equipment                                                         1,714,451
   Leasehold improvements                                                            168,724
   Other property and equipment                                                       26,412
                                                                             ---------------
                                                                                   1,909,587
Less accumulated depreciation and amortization                                      (740,450)
                                                                             ---------------
Net property and equipment                                                         1,169,137

Other assets:
   Deferred income taxes                                                           1,010,188
   Investment                                                                         11,672
   Goodwill, net of accumulated amortization of $185,633                           1,523,287
   Other assets                                                                       77,380
                                                                             ---------------
Total other assets                                                                 2,622,527
                                                                             ---------------

Total assets                                                                 $    22,799,341
                                                                             ===============

                        See notes to consolidated financial statements



                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                              March 31, 2001

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $       845,441
   Accrued expenses                                                                  118,198
   Accrued income taxes                                                              116,502
   Bank revolving line of credit                                                   3,526,002
   Note payable - current portion                                                    217,386
   Dividends payable                                                                 310,000
   Stockholder loans                                                               1,250,000
                                                                             ---------------
Total current liabilities                                                          6,383,529
Note Payable                                                                         433,333
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                           8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                                     100,117
   Common stockholders' deficit                                                   (4,063,474)
                                                                             ---------------
                                                                                  16,036,643

   Less:  Treasury stock, 21,100 shares at cost                                      (54,164)
                                                                             ---------------
Total stockholders' equity                                                        15,982,479
                                                                             ---------------

Total liabilities and stockholders' equity                                    $   22,799,341
                                                                             ===============

                        See notes to consolidated financial statements

                                                4



                                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                    STATEMENTS OF INCOME


                                                    Three months ended                      Six months ended
                                                         March 31                               March 31
                                                    2001           2000                   2001           2000
                                                ---------------------------           ---------------------------
Net sales and service income                    $ 4,754,311    $ 6,747,529            $ 9,570,993   $ 11,283,700
Cost of sales                                     2,379,304      3,274,865              4,826,568      5,375,870
                                                ---------------------------           ---------------------------
Gross profit                                      2,375,007      3,472,664              4,744,425      5,907,830
Operating expenses                                1,317,320      1,357,547              2,480,856      2,485,005
                                                ---------------------------           ---------------------------
Income from operations                            1,057,687      2,115,117              2,263,569      3,422,825
Interest expense                                    (82,746)      (104,529)              (170,665)      (178,713)
                                                ---------------------------           ---------------------------
Income before income taxes                          974,941      2,010,588              2,092,904      3,244,112
Provision for income taxes                          384,055        764,113                806,728      1,192,312
                                                ---------------------------           ---------------------------
Net income                                          590,886      1,246,475              1,286,176      2,051,800
Preferred Dividends                                 310,000        310,000                620,000        620,000
                                                ---------------------------           ---------------------------
Net income attributable to common
  stockholders                                   $  280,886     $  936,475            $   666,176   $  1,431,800

Earnings per Share:
       Basic                                     $     0.03     $     0.10            $      0.07   $       0.15
       Diluted                                   $     0.03     $     0.09            $      0.07   $       0.15




                             See notes to consolidated financial statements



                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                STATEMENTS OF CASH FLOWS
                                             FOR SIX MONTHS ENDED MARCH 31,

                                                                       2001           2000
                                                                 ----------------------------
Cash Flows from Operating Activities
Net income                                                       $  1,286,176   $  2,051,800
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                      122,577         90,590
   Provision for deferred income taxes                                 89,813         89,812
   Change in:
      Receivables                                                   1,384,150         72,786
      Prepaid and other expense                                       (11,122)       211,842
      Inventories                                                    (978,440)    (1,933,950)
      Accounts payable and accrued liabilities                       (500,354)       258,159
                                                                 ----------------------------
Net cash provided by operating activities                           1,392,800        841,039

Cash Flows from Investing Activities
   Additions to property and equipment                                (67,776)      (190,818)
   Proceeds from sale of investment in Ventures                       657,572           -
   Acquisition of stock in NCS                                     (1,439,000)          -
   Cash acquired in NCS Acquisition                                   575,958           -
   Cash acquired in LEE CATV merger                                      -            90,047
                                                                 ----------------------------
Net cash provided by investing activities                            (273,246)      (100,771)
                                                                 ----------------------------

Cash Flows from Financing Activities
   Net borrowings (repayments) under line of credit                   139,119       (504,926)
   Advances (payment) on stockholders loan                           (300,000)        74,993
   Payments of Preferred Dividends                                   (620,000)      (310,000)
   Proceeds for exercise of common stock options                         -             7,437
                                                                 ----------------------------
Net cash used in financing activities                                (780,881)      (732,496)
                                                                 ----------------------------

Net increase in cash                                                  338,673          7,772

Cash, beginning of year                                                22,495         16,843
                                                                 ----------------------------
Cash, end of year                                                $    361,168    $    24,615
                                                                 ============================

                          See notes to consolidated financial statements

                                                6


                                 ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                       STATEMENTS OF CASH FLOWS
                                    FOR SIX MONTHS ENDED MARCH 31,

                                                                       2001           2000
                                                                 ----------------------------
Supplemental Cash Flow Information
   Interest paid for the period                                  $    170,665   $    174,024

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Issuance of preferred stock                                        -         1,000,000
      Working capital other than cash                                    -           241,017
      Land and equipment                                                 -           116,694
      Intangibles and other assets                                       -         1,276,229
      Assumption of note payable                                         -           723,987
      Issuance of note payable                                           -           271,094
      Acquisition of NCS, Inc:
      Working capital other than cash                                 957,192           -
      Land and equipment                                              250,000           -
      Intangibles and other assets                                    243,050           -
      Assumption of note payable                                      289,000           -
      Issuance of note payable                                        249,000           -



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

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, Lee Enterprise, and NCS Industries Inc. ("NCS") (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.

Note 3 - Earnings per Share


                                                        Three months Three months    Six months  Six months
                                                            ended       ended           ended       ended
                                                          March 31,   March 31,       March 31,   March 31,
                                                             2001        2000            2001        2000
                                                        -------------------------    -----------------------
Net Income attributable to common stockholders             $280,886     $936,475        $666,176  $1,431,800

Basic EPS Computation:
     Weighted average outstanding common shares          10,011,716    9,772,448      10,011,716   9,746,647
     Earnings per Share                                       $0.03        $0.10           $0.07       $0.15

Diluted EPS Computation:
     Weighted average outstanding common shares          10,011,716    9,999,206      10,011,716   9,999,206
     Earnings per Share                                       $0.03        $0.09           $0.07       $0.14



Note 4 - Acquistions and other events

On March 2, 2001, the Company entered into a Purchase and Sale Agreement with Richard S. Grasso (the "Shareholder") and NCS, a Pennsylvania corporation, to purchase from the Shareholder all of the issued and outstanding common stock of NCS. The consideration for the acquisition of $1,988,000 was negotiated between the parties at arm's length and included: (i) $800,000 in cash, (ii) a promissory note payable to the Shareholder in the amount of $200,000, (iii) the assumption of Shareholder's obligation of $639,000 under a promissory note issued to a prior owner of NCS and (iv) $49,000 remaining in a payable to the shareholder. As contemplated by the Purchase and Sale Agreement, the Shareholder entered into a three-year consulting agreement with NCS for $300,000 and the Shareholder also entered into a non-competition agreement with the Company and NCS. The Company financed the purchase price through borrowings under its line of credit agreement with Bank of Oklahoma. Immediately after closing, $639,000 was paid for the assumption of the Shareholder's obligation. As a result of this transaction, NCS became a wholly owned subsidiary of the Company.

NCS was established in 1973 as a full service repair and sales center, selling new and refurbished cable equipment and has been a leading distributor of telecommunication equipment and a solutions provider to cable operators and other related businesses since the market's infancy. The principal place of business of NCS is located in Willow Grove, Pennsylvania.

Following are the unaudited pro-forma results of operations for the three and six month periods ended March 31, 2001, assuming the acquisition occurred at the beginning of the period.


                                                                    Unaudited
                                               ------------------------------------------------------
                                               Three months  Three months   Six months    Six months
                                                   ended         ended         ended         ended
                                                 March 31,     March 31,      March 31,     March 31,
                                                   2001           2000          2001          2000
                                               ------------------------------------------------------
Net Sales and Service Income                   $ 5,569,311   $ 8,206,529   $ 11,424,993  $ 13,781,700
Net Income                                     $   581,886   $ 1,391,475   $  1,281,176  $  2,238,800
Net Income attributable to common stock        $   271,886   $ 1,081,475   $    661,176  $  1,618,800
Weighted average outstanding common shares      10,011,716     9,772,448     10,011,716     9,772,448


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

Note 6 - Revolving Line of Credit

On November 4, 2000, the Bank of Oklahoma amended the Company's line of credit, which is due June 30, 2001. The Company is authorized to borrow up to $12,000,000 at the borrowing rate of 1 1/4% below prime (6.75% at March 31, 2001). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving Line of Credit for working capital purposes ($4,000,000 available at March 31, 2001), $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased.The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles. The balance outstanding at March 31, 2001 is $3,526,002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company specializes in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies.

On March 2, 2001, the Company entered into a Purchase and Sale Agreement with Richard S. Grasso (the "Shareholder") and NCS Industries, Inc., a Pennsylvania corporation ("NCS"), to purchase from the Shareholder all of the issued and outstanding common stock of NCS. The consideration for the acquisition was negotiated between the parties at arm's length and included: (i) $800,000 in cash , (ii) a promissory note payable to the Shareholder in the amount of $200,000, and (iii) the assumption of Shareholder's obligation under a promissory note issued to a prior owner of NCS. As contemplated by the Purchase and Sale Agreement, the Shareholder entered into a three-year consulting agreement with NCS and a non-competition agreement with the Company and NCS.
As a result of this transaction, NCS became a wholly owned subsidiary of the Company.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and March 3l, 2000

Gross profits decreased $1,097,656 or 31.6% in the second quarter of the fiscal year 2001, as compared to 2000. This decrease was primarily due to a reduction in refurbished equipment sales resulting from the overall cable industry slowdown.

Net Sales and service income. Net Sales decreased $1,993,218 or 29.5%, to $4,754,311 in the second quarter of fiscal 2001 from $6,747,529 for the same period in fiscal 2000. The decrease was primarily due to lower refurbished equipment sales, which decreased 39.2% for the quarter, partially offset by an increase in new products sales, which increased 22.7%. Sales were affected by an overall cable industry slowdown that occurred during the quarter.

Cost of Sales. Cost of goods sold decreased to $2,379,304 for the second quarter of fiscal 2001 from $3,274,865 for the same period of fiscal 2000. The decrease was primarily due to a reduction in overall sales.

Operating Expenses. Operating expenses decreased to $1,317,320 in the second quarter of fiscal 2001 from $1,357,547 in the second quarter of 2000. The decrease in operating expenses was primarily due to a reduction in legal and accounting fees.

Income from Operations.   Income from operations decreased 49.9% to $1,057,687
for the second quarter of 2001 from $2,115,117 for the second quarter of 2000. This decrease was primarily due to a slowdown in the economy which impacted the overall cable industry.

Comparison of Results of Operations for the Six Months Ended March 31, 2001 and March 3l, 2000

Gross profits decreased $1,320,498 or 21.8% in the first six months of the fiscal year 2001, as compared to 2000. This decrease was primarily due to a reduction in refurbished equipment sales resulting from the overall cable industry slowdown.

Net Sales and service income. Net Sales decreased $1,715,225 or 15.2%, to $9,570,993 in the first six months of fiscal year 2001 from $11,286,218 for the same period in 2000. The decrease was primarily due to lower refurbished equipment sales, which decreased 26.1% for the six month period offset by increases in new product sales of 33.8% and repair services of 21.6%. Sales were affected by an overall cable industry slowdown that occurred during the first six months of fiscal year 2001.

Cost of Sales. Cost of goods sold decreased to $4,826,568 for the six month period of fiscal 2001 from $5,221,294 for the same period of 2000. The decrease was primarily due to a reduction in overall sales.

Operating Expenses. Operating expenses decreased to $2,480,856 for the first six months of fiscal 2001 from $2,588,535 for the prior year. The decrease in operating expenses was primarily due to a reduction in legal and accounting fees.

Income from Operations.   Income from operations decreased 34.9% to $2,263,569
for the first six months of 2001 from $3,476,389 for the same period last year. This decrease was primarily due to a slowdown in the economy which impacted the overall cable industry.

Liquidity and Capital Resources

On November 4, 2000, the Bank of Oklahoma increased the Company's line of credit under which it is authorized to borrow up to $12,000,000 and reduced the borrowing rate to 1 1/4% below prime (6.75% at March 31, 2000). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes, $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

The Company finances its operations primarily through internally generated funds and a bank line of credit totaling $6,000,000 reserved for working capital purposes. At March 31, 2001, the revolving line of credit consisted of a $3,526,002 balance outstanding due June 30, 2001, with interest payable monthly at Chase Manhattan Prime less 1.25% (6.75% at March 31, 2001). The company also owes a $101,719 balance remaining on a note resulting from the Diamond W Investments, Inc. purchase, payable quarterly at 8% to the former owners and $200,000 on a note resulting from the NCS purchase, payable quarterly at 7% to the former owner.

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

                         PART II - OTHER INFORMATION


                              OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Forrest Ridge Golf Club on March 6, 2001. At the meeting, the following directors were elected for one year terms (with the votes as indicated):

                                                           FOR        WITHHELD
        Kenneth A. Chymiak                              9,638,100         200
        David E. Chymiak                                9,638,100         200
        Stephen J. Tyde                                 9,638,100       2,200
        Freddie H. Gibson                               9,638,100         200
        Gary W. Young                                   9,638,100       2,200
        Randy L. Weideman                               9,635,300       2,300


The shareholders also approved the ratification of appointment of Tullius, Taylor, Sartain & Sartain as the Company's auditors for the 2001 fiscal year by a vote of 9,610,070 shares in favor and 2,275 against, with 25,755 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)     Exhibits

       2.1 The Sale and Purchase Agreement, dated as of March 2, 2001, by and among ADDvantage Technologies Group, Inc., NCS Industries, Inc. and Richard S. Grasso incorporated by reference to Exhibit
               2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 16, 2001.

       (b)     Reports on Form 8-K

               The Company filed one Form 8-K during the three months ended March 31, 2001. The report dated March 2, 2001 related to the purchase of NCS Industries, Inc.

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




                           ADDVANTAGE TECHNOLOGIES GROUP, INC.

    Signature                           Title                           Date
    ---------                           -----                           ----

/S/ Kenneth A. Chymiak          Director and President              May 14, 2001
----------------------       (Principal Executive Officer)
    Kenneth A. Chymiak


/S/ Adam R. Havig                    Controller                     May 14, 2001
----------------------      (Principal Accounting Officer)
    Adam R. Havig