Form 10QSB
period 2001-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2001-08-14
CIK 874292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

Shares outstanding of the issuer's $.01 par value common stock as of August 1, 2001 is 10,048,738.

Transitional Small Business Issuer Disclosure Format (Check one):
Yes           No    x

                        Part I - Financial Information                      Page
                                                                            ----

Financial Information:

	Item 1.    Financial Statements

		Consolidated Balance Sheet
                        June 30, 2001                                         3

		Consolidated Statements of Income
                        Three and Nine Months Ended June 30, 2001 and 2000    5

		Consolidated Statements of Cash Flows
                        Three and Nine Months Ended June 30, 2001 and 2000    6

                Notes to Consolidated Financial Statements                    8

	Item 2.

		Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation                   10


                           Part II - Other Information


        Item 6.    Exhibits and Reports on 8-K                               13

        Signatures                                                           14

                                 ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                      CONSOLIDATED BALANCE SHEET
                                           June 30, 2001

Assets
Current assets:
   Cash                                                                                   $     407,877
   Accounts receivable                                                                        2,698,938
   Inventories                                                                               18,223,449
   Deferred income taxes                                                                         43,000
                                                                                          --------------
Total current assets                                                                         21,373,264

Property and equipment, at cost
   Machinery and equipment                                                                    2,048,075
   Leasehold improvements                                                                       177,500
   Other property and equipment                                                                  26,412
                                                                                          --------------
                                                                                              2,251,987
Less accumulated depreciation and amortization                                                 (788,093)
                                                                                          --------------
Net property and equipment                                                                    1,463,894

Other assets:
   Deferred income taxes                                                                        965,281
   Investment                                                                                    11,675
   Goodwill, net of accumulated amortization of $202,069                                      1,525,760
   Other assets                                                                                  71,435
                                                                                          --------------
Total other assets                                                                            2,574,151
                                                                                          --------------

Total assets                                                                              $  25,411,309
                                                                                          ==============

                           See notes to consolidated financial statements

                                                 3

                                 ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                      CONSOLIDATED BALANCE SHEET
                                           June 30, 2001

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $   2,052,432
   Accrued expenses                                                                             205,492
   Accrued income taxes                                                                         377,944
   Bank revolving line of credit                                                              3,894,094
   Note payable - current portion                                                               167,844
   Dividends payable                                                                            310,000
   Stockholder loans                                                                          1,250,000
                                                                                          --------------
Total current liabilities                                                                     8,257,806
Note Payable                                                                                    378,666
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                                      8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                                      12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,048,738 shares issued                                                100,488
   Common stockholders' deficit                                                              (3,271,487)
                                                                                          --------------
                                                                                              16,829,001

   Less:  Treasury stock, 21,100 shares at cost                                                 (54,164)
                                                                                          --------------
Total stockholders' equity                                                                   16,774,837
                                                                                          --------------

Total liabilities and stockholders' equity                                                $  25,411,309
                                                                                          ==============

                           See notes to consolidated financial statements

                                    ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                           STATEMENTS OF INCOME


                                                   Three months ended                   Nine months ended
                                                         June 30                             June 30
                                                   2001           2000                  2001          2000
                                               ---------------------------       ------------------------------
Net sales and service income                   $  7,551,120  $  5,330,956          $ 17,122,114   $ 16,614,656
Cost of sales                                     3,870,713     2,468,279             8,697,281      7,844,149
                                               ---------------------------       ------------------------------
Gross profit                                      3,680,407     2,862,677             8,424,833      8,770,507
Operating expenses                                1,895,669     1,328,774             4,376,525      3,813,779
                                               ---------------------------       ------------------------------
Income from operations                            1,784,738     1,533,903             4,048,308      4,956,728
Interest expense                                    (83,428)     (101,225)             (254,093)      (279,938)
                                               ---------------------------       ------------------------------
Income before income taxes                        1,701,310     1,432,678             3,794,215      4,676,790
Provision for income taxes                          646,950       543,189             1,453,678      1,735,501
                                               ---------------------------       ------------------------------
Net income                                        1,054,360       889,489             2,340,537      2,941,289
Preferred Dividends                                 310,000       310,000               930,000        930,000
                                               ---------------------------       ------------------------------
Net income attributable to common
  stockholders                                  $   744,360    $  579,489          $  1,410,537   $  2,011,289
                                               ===========================       ==============================

Basic and Diluted Earnings per share            $      0.07    $     0.06          $       0.14   $       0.21


                           See notes to consolidated financial statements


                                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                              STATEMENTS OF CASH FLOWS
                                           FOR NINE MONTHS ENDED JUNE 30,

                                                                          2001            2000
                                                                    ------------------------------
Cash Flows from Operating Activities
Net income                                                           $  2,340,537    $  2,941,289
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                          204,778         143,664
   Provision for deferred income taxes                                    134,719         134,718
   Change in:
      Receivables                                                       1,415,330         404,320
      Prepaid and other expense                                            (3,047)        202,543
      Inventories                                                     ( 2,821,511)    ( 2,753,763)
      Accounts payable and accrued liabilities                            657,353         204,111
                                                                    ------------------------------
Net cash provided by operating activities                               1,928,159       1,276,882

Cash Flows from Investing Activities
   Additions to property and equipment                                   (213,295)       (164,919)
   Proceeds from sale of investment in Ventures                           657,572            -
   Acquisition of stock in NCS                                         (1,689,000)           -
   Cash acquired in NCS Acquisition                                       575,958            -
   Cash acquired in Comtech Acquisition                                    22,773            -
   Cash acquired in LEE CATV merger                                          -             90,047
                                                                    ------------------------------
Net cash provided by investing activities                                (645,992)        (74,872)
                                                                    ------------------------------

Cash Flows from Financing Activities
   Net borrowings (repayments) under line of credit                       333,215        (573,303)
   Advances (payment) on stockholders loan                               (300,000)         74,993
   Payments of Preferred Dividends                                       (930,000)       (620,000)
   Proceeds for exercise of common stock options                             -              7,437
                                                                    ------------------------------
Net cash used in financing activities                                    (896,785)     (1,110,873)
                                                                    ------------------------------

Net increase in cash                                                      385,382          91,137

Cash, beginning of period                                                  22,495          16,843

                                                                    ------------------------------
Cash, end of period                                                  $    407,877    $    107,980
                                                                    ==============================

                           See notes to consolidated financial statements


                                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                              STATEMENTS OF CASH FLOWS
                                           FOR NINE MONTHS ENDED JUNE 30,

                                                                          2001            2000
                                                                    ------------------------------
Supplemental Cash Flow Information
   Interest paid for the period                                      $    254,093     $    273,745

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Issuance of preferred stock                                             -          1,000,000
      Working capital other than cash                                         -            241,017
      Land and equipment                                                      -            116,694
      Intangibles and other assets                                            -          1,276,229
      Assumption of note payable                                              -            723,987
      Issuance of note payable                                                -            271,094




















                           See notes to consolidated financial statements

                                                 7




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

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, Lee Enterprise, NCS Industries Inc. ("NCS") and Fero-Midwest Inc. ("Comtech Services") (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.


Note 3 - Earnings per Share

                                                       Three months  Three months      Nine months   Nine months
                                                           ended         ended            ended         ended
                                                          June 30,      June 30,         June 30,      June 30,
                                                           2001           2000             2001          2000
                                                     ------------------------------------------------------------
Net Income attributable to common stockholders        $   744,360    $   579,489      $  1,410,537   $ 2,011,289

Basic and Diluted EPS Computation:
    Weighted average outstanding common shares         10,002,957      9,772,448         9,994,730     9,746,647
    Earnings per Share                                      $0.07          $0.06             $0.14         $0.21



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

On May 31, 2001, the Company entered into a Purchase and Sale Agreement with Nick Ferolito and Russell Brown (the "Shareholders") and Fero-Midwest dba Comtech Services, a Missouri corporation ("Comtech"), to purchase from the Shareholders all of the issued and outstanding common stock of Comtech. The consideration for the acquisition was negotiated between the parties at arm's length for $250,000 in cash and assumption of certain liabilities as stated in the agreement. As a result of this transaction, Comtech became a wholly owned subsidiary of the Company.

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

Note 6 - Revolving Line of Credit

On November 4, 2000, the Bank of Oklahoma amended the Company's line of credit, which is due June 30, 2002. The Company is authorized to borrow up to $12,000,000 at the borrowing rate of 1 1/4% below prime (5.50% at June 30, 2001). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving Line of Credit for working capital purposes ($4,000,000 available at March 31, 2001), $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.
The balance outstanding at June 30, 2001 is $3,894,094.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company specializes in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies.

On May 31, 2001, the Company entered into a Purchase and Sale Agreement with Nick Ferolito and Russell Brown (the "Shareholders") and Fero-Midwest dba Comtech Services, a Missouri corporation ("Comtech"), to purchase from the Shareholders all of the issued and outstanding common stock of Comtech. The consideration for the acquisition was negotiated between the parties at arm's length for $250,000 in cash and assumption of certain liabilities as stated in the agreement. As a result of this transaction, Comtech became a wholly owned subsidiary of the Company.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and June 30, 2000

Gross profits increased $817,730 or 28.6% in the third quarter of the fiscal year 2001, as compared to 2000. This increase was primarily due to a high volume of new equipment sales sold at lower margins and repair services coupled with the acquisitions of NCS and Comtech.

Net Sales and service income. Net Sales soared $2,220,164 or 41.6%, to $7,551,120 in the third quarter of fiscal 2001 from $5,330,956 for the same period in fiscal 2000. The increase was primarily due to broadband companies looking for ways to reduce overall subscriber costs by utilizing our diverse inventory and repairing existing equipment. NCS and Comtech had combined sales of $1,355,141 for the quarter.

Cost of Sales. Cost of goods sold increased to $3,870,713 for the third quarter of fiscal 2001 from $2,468,279 for the same period of fiscal 2000. The increase was primarily due to a higher costs associated with new equipment sales.

Operating Expenses. Operating expenses increased to $1,895,669 in the third quarter of fiscal 2001 from $1,328,774 in the third quarter of 2000. The increase in operating expenses was primarily due to the acquisitions of NCS and Comtech.

Income from Operations.   Income from operations increased 16.4% to $1,784,738
for the third quarter of 2001 from $1,533,903 for the third quarter of 2000. This increase was primarily due to overall revenue increase offset by higher operating expenses resulting from the recent acquisitions.

Comparison of Results of Operations for the Nine Months Ended June 30, 2001 and June 30, 2000

Gross profits decreased $345,674 or 3.9% in the first nine months of the fiscal year 2001, as compared to 2000. This decrease was primarily due to a high volume of new equipment sales sold at lower margins and lower remanufactured equipment sales, coupled with the acquisitions of NCS and Comtech.

Net Sales and service income. Net Sales increased $507,458 or 3.1%, to $17,122,114 in the first nine months of fiscal year 2001 from $16,614,656 for the same period in 2000. The increase was primarily due to higher new equipment sales and repair services offset by lower remanufactured sales. Sales were affected by an overall cable industry slowdown that occurred during fiscal year 2001.

Cost of Sales. Cost of goods sold increased to $8,697,281 for the nine month period of fiscal 2001 from $7,844,149 for the same period of 2000. The increase was primarily due to a higher costs associated with new equipment sales.

Operating Expenses. Operating expenses increased to $4,376,525 for the first nine months of fiscal 2001 from $3,813,779 for the prior year. The increase in operating expenses was primarily due to higher costs associated with the recent acquisitions.

Income from Operations.   Income from operations decreased 18.3% to $4,048,308
for the first nine months of 2001 from $4,956,728 for the same period last year. This decrease was primarily due to higher percentage of new equipment sales, which are sold at lower margins, coupled with the increase in operating costs associated with the recent acquisitions.

Liquidity and Capital Resources

On November 4, 2000, the Bank of Oklahoma increased the Company's line of credit under which it is authorized to borrow up to $12,000,000 and reduced the borrowing rate to 1 1/4% below prime (5.5% at June 30, 2001). This line of credit will provide the lesser of $6,000,000 or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes, $4,000,000 for future acquisitions meeting Bank of Oklahoma credit guidelines and $2,000,000 to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

The Company finances its operations primarily through internally generated funds and a bank line of credit totaling $6,000,000 reserved for working capital purposes. At June 30, 2001, the revolving line of credit consisted of a $3,894,094 balance outstanding due June 30, 2002, with interest payable monthly at Chase Manhattan Prime less 1.25% (5.5% at June 30, 2001). The company also owes a $67,844 balance remaining on a note resulting from the Diamond W Investments, Inc. purchase, payable quarterly at 8% to the former owners and $178,666 on a note resulting from the NCS purchase, payable quarterly at 7% to the former owner.

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

                          PART II-OTHER INFORMATION


                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Reports on Form 8-K

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





    Signature                           Title                        Date
    ---------                           -----                        ----

/S/ Kenneth A. Chymiak          Director and President          August 14, 2001
----------------------       (Principal Executive Officer)
    Kenneth A. Chymiak


/S/ Adam R. Havig                    Controller                 August 14, 2001
----------------------      (Principal Accounting Officer)
    Adam R. Havig