Form 10KSB
period 2001-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2001-12-28
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

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

The issuer's revenues for its most recent fiscal year are $22,884,566.

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $1,690,844 as of December 26, 2001.

As of the latest practicable date, the number of the registrant's common stock, $.01 par value per share, outstanding was 9,991,716 as of December 26, 2001.

The definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Regisrant's 2002 annual meeting of shareholders is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent fiscal year.

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



                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Developments in the Business

     On September 30, 1999, the former shareholders of TULSAT Corporation (formerly named DRK Enterprises, Inc.) assumed control of ADDvantage Technologies Group, Inc. ("ADDvantage Technologies," formerly named ADDvantage Media Group, Inc.) pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage Technologies in exchange for 8,000,000 shares of ADDvantage Technologies $.01 par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage Technologies common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B 7% Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

     As a result of this transaction, TULSAT became a wholly owned subsidiary of ADDvantage Technologies and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage Technologies. TULSAT's management assumed management and control of ADDvantage Technologies.

     As a result of the transaction, all of the executive officers and directors of the Company other than Gary W. Young, Executive Vice President and a director, resigned. David E. Chymiak became Chairman of the Board and Kenneth A. Chymiak became President and Chief Executive Officer of the Company. The new board of directors included Stephen J. Tyde and Freddie H. Gibson, in addition to Messrs. David Chymiak, Kenneth Chymiak and Gary Young. Randy L. Weideman was elected to the board of directors in 2000.

     On November 22, 1999, the Company's wholly owned subsidiary, Lee CATV Corporation, a Nebraska corporation ("Lee"), merged with Diamond W Investments, Inc., a Nebraska corporation ("Diamond"). Lee was the surviving corporation and is carrying on the business and operations previously conducted by Diamond. Diamond was established in 1986 as a full service repair and sales center, selling new and re-manufactured cable equipment, designing, pre-wiring, installing and repairing along with FCC Proof of Performance on all types of headend equipment. Diamond built its reputation on high-quality with prompt turn around in repairs and technical training for their customers. As a result of the merger, the shareholders of Diamond received 27,211 shares of the Company's Series C Convertible Preferred Stock (which have since been converted into 272,110 shares of the Company's common stock) and a promissory note in the original principal amount of $271,000, which is payable over two years and bears interest at the rate of 8.0% per annum.

     On December 30, 1999, the name of the Company changed to ADDvantage Technologies Group, Inc.

     In March 2001, the Company purchased all of the issued and outstanding common stock of NCS Industries, Inc., a Pennsylvania corporation ("NCS").
The consideration for the acquisition of $1,988,000 included: (i) $800,000 in cash, (ii) a promissory note payable to the seller, Richard S. Grasso in the amount of $200,000, (iii) the assumption of the seller's obligation of $639,000 under a promissory note issued to the former shareholders, and (iv) $49,000 remaining in a payable to the seller. As contemplated by the Purchase and Sale Agreement, the seller entered into a three-year consulting agreement with NCS for $300,000 and the seller also entered into a non-competition agreement with the Company and NCS. The Company financed the purchase price through borrowings under its line of credit agreement with Bank of Oklahoma. As a result of this transaction, NCS became a wholly owned subsidiary of the Company.

     NCS was established in 1973 as a full service repair and sales center, selling new and re-manufactured cable equipment and has been a leading distributor of telecommunication equipment and a solutions provider to cable operators and other related businesses since the market's infancy. The principal place of business of NCS is located in Willow Grove, Pennsylvania.

     In May 2001, the Company purchased from Nick Ferolito and Russell Brown all of the issued and outstanding stock of Fero-Midwest dba Comtech Services, a Missouri corporation ("Comtech). The consideration for the acquisition was

$250,000 in cash and assumption of certain liabilities as stated in the agreement. As a result of this transaction, Comtech became a wholly owned subsidiary of the Company.

Current Business

     The principal business of the Company is the sale and repair of cable television ("CATV") equipment. This includes new, surplus and re-manufactured equipment. Customers of the Company include: cable operators, apartment complexes, universities and other entities that distribute broadband signals. The Company purchases the equipment from cable operators who have surplus due to either an upgrade in their systems or an overstock in their warehouse.
This equipment is sold both re-manufactured and "as is" to CATV operators throughout North America, South America, Mexico and Pacific Rim. The Company supplies virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box at the customer's home. The Company also is a large stocking distributor for new equipment.

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

Business of the Company

     The basic strategy of the Company is to: (a) maintain and expand its current customer base in North America for the sale of new and re-manufactured CATV equipment while focusing on expanding the repair side of the business and (b) acquire existing companies in the industry within specific geographic areas utilizing their service and sales staffs to increase sales.

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

     In addition, the consolidation of CATV operators and their ongoing transformation into multi-service companies is prompting a re-evaluation of the re-manufactured equipment values, as new services roll out using new technologies and state-of-the-art components. With the cost and sophistication of new equipment and technologies on the rise, and their shelf lives shrinking, the savvy use of re-manufactured equipment by cable operators and manufacturers is becoming a vital component in their overall operational strategies. The Company believes that it is in a position to serve this expanding market.

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

Products and Services

     The majority of the Company's business is the sale of re-manufactured CATV equipment. The following is a list of the products sold by the Company with a brief description of the application of each product line:

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

Competition

     There are a number of businesses similar to the Company throughout the United States engaged in buying and selling re-manufactured CATV equipment. Most competitors are not able to maintain the large inventory the Company maintains due to capital requirements. In terms of sales and inventory, the Company is the largest in this industry providing both sales and service of re-manufactured CATV equipment.

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

Personnel

     At September 30, 2001, the Company had 132 employees. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.


ITEM 2.   DESCRIPTION OF PROPERTY

     TULSAT leases a total of approximately 133,050 square feet of office space and warehouse facilities in seven buildings from entities, which are controlled by David E.Chymiak and Kenneth A. Chymiak. Each lease has a five-year term. At September 30, 2001, total monthly payments of $36,500 were required. The Company believes that its current facilities are adequate to meet its needs.


ITEM 3.   LEGAL PROCEEDINGS

     The company is not involved in any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fiscal quarter ended September 30, 2001.

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

     The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's common stock as quoted on the Nasdaq Small Cap Market and the OTC Bulletin Board, as the case may be. Quotations represent inter-dealer prices without an adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


Year Ended September 30, 2000                High                 Low
-----------------------------                -----               -----
First Quarter                                $4.13               $2.38
Second Quarter                               $3.63               $2.00
Third Quarter                                $3.75               $2.50
Fourth Quarter                               $2.63               $1.25



Year Ended September 30, 2001                High                 Low
-----------------------------                ----                -----
First Quarter                                $2.00               $0.81
Second Quarter                               $2.22               $1.03
Third Quarter                                $1.63               $0.86
Fourth Quarter                               $1.90               $0.81


     Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of December 26, 2001, there were approximately 77 holders of record of common stock. However, the Company believes there are in excess of 825 beneficial owners of common stock.


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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations


Year Ended September 30, 2001 Compared to Year Ended September 30, 2000 (ALL REFERENCES TO YEARS ARE TO FISCAL YEARS)

Net Sales. Net sales increased $882,000 or 4.0%, to $22.9 million for the year ended September 30, 2001 from $22.0 million for the year 2000. Despite the slowdown in capital spending by cable operators due to the economic environment in the United States and an over building of capacity, new sales increased 160.0% from $2.1 million last year to $5.4 million this year as a result of our new distributorship with Scientific-Atlanta and the acquisition of NCS. Our focus on increasing repair revenue is evidenced by the 38.1% increase from $2.4 million last year to $3.3 million this year primarily due to the acquisitions of Comtech and NCS. Although we are pleased with the results of repair services, they were severely impacted by the tightening of credit for the small cable operators. Our revenue generated by sales of re-manufactured equipment has also been impacted by the economic slowdown, and as a result, revenue from re-manufactured equipment sales dropped 21.3% from $17.5 million last year to $13.8 million this year.

Cost of Goods Sold. Cost of goods sold this year was 51.9% of net sales compared to 50.2% last year. While the overall gross margins percentages were relatively constant over the two years, the revenue mix has significantly changed. In the year 2001, revenue generated from re-manufactured sales was 60.3% of sales, compared to 79.7% last year, while 23.6% of our revenue this year was new equipment sales compared to 9.4% last year. Margins for the current year were affected by the lower margins of newly-acquired NCS and Comtech and the slow down in capital expenditures in the cable industry that caused reduction in some of the selling prices of re-manufactured equipment. Due to the nature of the secondary market for CATV equipment, low inventory turnover tends to be a characteristic of companies carrying this type of inventory. However, this condition greatly contributes to the attainment of high profit margins and profitability of the Company.

Operating Expenses. Operating expenses increased $1.3 million, or 27.2% in 2001 over the previous year. Of this increase, $1.1 million was directly attributable to operating expenses (primarily salaries and wages) associated with NCS and Comtech and the $142,000 associated with increases in property tax assessments.

Income from Operations. Income from operations decreased 20.0 %, to $4.9 million for fiscal 2001 from $6.1 million for fiscal 2000. This decrease was primarily due to the increase in operating costs associated with the recent acquisitions.


Liquidity and Capital Resources

     On November 4, 2000, the Bank of Oklahoma increased the Company's line of credit up to $12.0 million and reduced the borrowing rate to 1 1/4% below prime (4.75% at September 30, 2001). This line of credit will provide the lesser of $6.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes, $4.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines and $2.0 million to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

     The Company finances its operations primarily through internally generated funds and the 6.0 million bank line of credit reserved for working capital. At September 30, 2001, the revolving line of credit consisted of a $4.3 million balance outstanding due June 30, 2002, with interest payable monthly at Chase Manhattan Prime less 1.25% (4.75% at September 30, 2001).
At September 30, 2001, the company also owes a $34,000 balance remaining on a note resulting from the Diamond W Investments, Inc. purchase, payable quarterly at 8% to the former owners and $179,000 on a note resulting from the NCS purchase, payable quarterly at 7% to the former owner.

     Stockholder loans include a $1.3 million note bearing interest the same rate as the Company's bank line of credit, and which note is subordinate to the bank note payable.

     On February 1, 2000, the Board of Directors of the Company authorized the repurchase of up to $l.0 million of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in the Company's
Incentive Stock Plan or for future acquisitions.   As of September 30, 2001,
a total of 20,000 shares had been repurchased on the open market pursuant to this authorization.

ITEM 7.   FINANCIAL STATEMENTS


               Index to Financial Statements                                Page
               -----------------------------                                ----
Independent Auditors' Report                                                 12

Consolidated Balance Sheet, September 30, 2001                               13

Consolidated Statements of Income for Years Ended September 30, 2001 and
2000                                                                         15

Consolidated Statement of Changes in Stockholders' Equity                    16

Consolidated Statements of Cash Flows, Years Ended September 30, 2001 and
2000                                                                         17

Notes to Consolidated Financial Statements                                   19

                        INDEPENDENT AUDITORS' REPORT






The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. (the "Company") as of September 30, 2001, and the related statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/S/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

TULLIUS TAYLOR SARTAIN & SARTAIN LLP


December 20, 2001


                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            September 30, 2001

Assets
Current assets:
   Cash                                                                         $    230,558
   Accounts receivable                                                             2,995,486
   Inventories                                                                    17,729,121
   Deferred income taxes                                                              36,000
                                                                                -------------
Total current assets                                                              20,991,165

Property and equipment, at cost
   Machinery and equipment                                                         1,959,943
   Land and buildings                                                                478,871
   Leasehold improvements                                                            177,500
                                                                                -------------
                                                                                   2,616,314
Less accumulated depreciation and amortization                                      (857,105)
                                                                                -------------
Net property and equipment                                                         1,759,209

Other assets:
   Deferred income taxes                                                             990,000
   Goodwill, net of accumulated amortization of $260,056                           1,488,024
   Other assets                                                                      106,493
                                                                                -------------
Total other assets                                                                 2,584,517
                                                                                -------------

Total assets                                                                    $ 25,334,891
                                                                                =============

                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            September 30, 2001

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $    852,424
   Accrued expenses                                                                  491,839
   Accrued income taxes                                                              492,145
   Bank revolving line of credit                                                   4,251,133
   Note payable - current portion                                                    221,975
   Dividends payable                                                                 310,000
   Stockholder loans                                                               1,250,000
                                                                                -------------
Total current liabilities                                                          7,869,516
Notes payable                                                                        529,865
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                           8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                                     100,117
   Common stockholders' deficit                                                   (3,110,443)
                                                                                -------------
                                                                                  16,989,674

   Less:  Treasury stock, 20,000 shares at cost                                      (54,164)
                                                                                -------------
Total stockholders' equity                                                        16,935,510
                                                                                -------------

Total liabilities and stockholders' equity                                      $ 25,334,891
                                                                                =============

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                STATEMENTS OF INCOME


                                                         Year ended
                                                        September 30,
                                              2001                      2000
                                       ------------------------------------------
Net sales and service income           $   22,884,566            $    22,002,543
Cost of sales                              11,885,210                 11,055,052
                                       ------------------------------------------
Gross profit                               10,999,356                 10,947,491
Operating expenses                          6,144,174                  4,813,011
                                       ------------------------------------------
Income from operations                      4,855,182                  6,134,480
Other Income                                      -                      127,235
Interest expense                              336,752                    385,069
                                       ------------------------------------------
Income before income taxes                  4,518,430                  5,876,646
Provision for income taxes                  1,667,000                  2,169,000
                                       ------------------------------------------
Net income                                  2,851,430                  3,707,646
Preferred Dividends                         1,240,000                  1,240,000
Net income attributable to common      ------------------------------------------
  stockholders                         $    1,611,430            $     2,467,646
                                       ==========================================
Earnings per share:
  Basic                                $         0.16            $          0.25
  Diluted                              $         0.16            $          0.24



                                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     Years ended September 30, 2001 and 2000


                                                                Series A     Series B       Common
                                               Common Stock     Preferred    Preferred   Stockholders'   Treasury
                                            Shares     Amount     Stock        Stock        Deficit        Stock       Total
                                           ------------------------------------------------------------------------------------
Balance, September 30, 1999                9,712,346  $ 97,124  $8,000,000  $12,000,000  $(8,212,241)   $    -     $11,884,883

Net income                                       -         -           -            -      3,707,646         -       3,707,646

Preferred stock dividends                                                                 (1,240,000)               (1,240,000)

Purchase Treasury Stock                                                                                  (54,164)      (54,164)

Options Exercised                              8,500        85                                12,052                    12,137

Issue common shares for business purchase    272,110     2,721                               997,341                 1,000,062
                                           ------------------------------------------------------------------------------------

Balance, September 30, 2000                9,992,956 $  99,930  $8,000,000  $12,000,000  $(4,735,202)   $(54,164)  $15,310,564

Net income                                                                                 2,851,430                 2,851,430

Preferred stock dividends                                                                 (1,240,000)               (1,240,000)

Issue common shares                          18,760        187                                13,329                    13,516

                                          -------------------------------------------------------------------------------------
Balance, September 30, 2001               10,011,716 $ 100,117  $8,000,000  $12,000,000  $(3,110,443)   $(54,164)  $16,935,510
                                          =====================================================================================

                               ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                                    Year ended
                                                                                   September 30,
                                                                             2001                   2000
                                                                      -------------------------------------
Cash Flows from Operating Activities
Net income                                                            $   2,851,430          $   3,707,646
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                            312,441                202,886
   Provision for deferred income taxes                                      117,000                155,000
   Change in:
      Receivables                                                         1,118,782               (381,953)
      Prepaid and other expense                                             (26,431)               157,736
      Inventories                                                        (2,327,183)            (2,239,810)
      Accounts payable and accrued liabilities                             (177,325)              (341,280)
                                                                      -------------------------------------
Net cash provided by operating activities                                 1,868,714              1,260,225
                                                                      -------------------------------------

Cash Flows from Investing Activities
Additions to property and equipment                                        (583,536)              (275,000)
Proceeds from sale of investment in Ventures                                657,569                 90,047
Purchase business combinations, net of cash acquired of
   $575,958 in 2001, and $90,047 in 2000                                 (1,090,269)                   -
                                                                      -------------------------------------
Net cash used in investing activities                                    (1,016,236)              (184,953)
                                                                      -------------------------------------

Cash Flows from Financing Activities
Net borrowings (repayments) under line of credit                            895,585               (167,886)
Advances (payment) on stockholder loans                                    (300,000)                74,993
Purchases of treasury stock                                                     -                  (54,164)
Payments of preferred dividends                                          (1,240,000)              (930,000)
Proceeds from exercise of common stock options                                  -                    7,437
                                                                      -------------------------------------
Net cash used in financing activities                                      (644,415)            (1,069,620)
                                                                      -------------------------------------

Net increase in cash                                                        208,063                  5,652

Cash, beginning of period                                                    22,495                 16,843

                                                                      -------------------------------------
Cash, end of period                                                   $     230,558          $      22,495
                                                                      =====================================

                               ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                                    Year ended
                                                                                   September 30,
                                                                             2001                   2000
                                                                      -------------------------------------
Supplemental Cash Flow Information
   Cash paid for interest                                             $     343,460          $     385,069
   Cash paid for income taxes                                             1,462,000              2,149,000

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of Lee CATV Corporation:
      Issuance of preferred stock                                               -                1,000,000
      Working capital other than cash                                           -                  241,017
      Land and equipment                                                        -                  116,694
      Intangibles and other assets                                              -                1,276,229
      Assumption of note payable                                                -                  723,987
      Issuance of note payable                                                  -                  271,094

                          ADDVANTAGE TECHNOLOGIES GROUP, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years ended September 30, 2001 and 2000


Note 1 - Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the "Company") sell new, surplus, and re-manufactured cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.

Principles of consolidation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method.


Property and equipment

Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation expense was $165,493 and $87,762 for the years ended September 30, 2001 and 2000, respectively.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax carryforward amounts. Management provides valuation allowance against deferred tax assets for amounts which are not considered "more likely than not" to be realized.

Revenue recognition

Revenue is recognized when inventory or service components are shipped to the customers.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $229,947 and $182,581 for the years ended September 30, 2001 and 2000, respectively.

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

Goodwill

Goodwill is amortized on a straight-line basis over periods ranging from 10 to 20 years. Amortization of goodwill for the years ended September 30, 2001 and 2000, was $144,838 and $115,218, respectively.

Employee stock-based awards

Employee stock-based awards are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Earnings per share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options, restricted stock and convertible preferred stock.

Fair value of financial instruments

The carrying amounts of accounts receivable and payable approximate fair value due to their short maturities. The carrying value of the Company's line of credit approximates fair value since the interest rate fluctuates periodically based on the prime rate. Terms of the stockholder loans are similar to the bank loan. Management believes that the carrying value of the Company's borrowings approximate fair value based on credit terms currently available for similar debt.

Impact of recently issued accounting standards

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SAFS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142), and Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The Company is currently not affected by SFAS 141 as there are no transactions covered by these pronouncements.

SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has goodwill from recent acquisitions and does not have any impairment at this time.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial condition and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes Statement 121, "Accounting for the Impairment of Long-Lived assets and Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. Goodwill is excluded from the scope of Statement No. 144. Additionally, Statement No. 144 utilizes a probability-weighted cash flow estimation approach and establishes a "primary-asset" approach to determine the cash flow estimation period for a group of
assets.   Statement  No.  144 is effective for fiscal years  beginning  after
December 15, 2001. The Company does not expect SFAS 144 to have a material impact on its financial condition and results of operations.

Note 2 - Cash Management

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $206,649 and $86,676 at September 30, 2001 and 2000 and is included in accounts payable.


Note 3 - Line of Credit, Stockholder Loans, and Notes Payable

At September 30, 2001, a $4,251,132 balance is outstanding under a $6.0 million line of credit due June 30, 2002, with interest payable monthly at Chase Manhattan Prime less 1.5% (4.75% at September 30, 2001). Borrowings under the line of credit are limited to the lesser of $6.0 million or the sum of 80% of qualified accounts receivable and 25% of qualified inventory. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain stockholders up to an aggregate $1.0 million. The line of credit is subject to customary covenants, including a minimum net income and net worth requirement.

Stockholder  loans  of  $1,250,000  million  bear  interest  at  rates   that
correspond with the line of credit (4.75% at September 30, 2001) and are subordinate to the bank notes payable.

Notes payable consist of the following items - a $250,000 obligation due $25,000 per quarter over 10 quarters, a $159,959 note bearing interest at 7.0% due quarterly with a 3 year term, notes payable to Chymiak Investments in the amounts of $160,455 and $147,458, bearing interest at 7.5% due monthly with a 10 year term, and a $33,968 note bearing interest at 8% with the final payment due October 22, 2001.

The aggregate maturities of notes payable for the five years ending September 30, 2006 are as follows: 2002 - $221,975; 2003 - $189,660; 2004 - $108,113;
2005 - $26,704; 2006 - $28,776; thereafter - $176,612.

Note 4 - Income Taxes

The provisions for income taxes consist of:


                                   2001          2000
                             ----------------------------
         Current               $1,550,000    $2,057,000
         Deferred                 117,000       112,000
                             ----------------------------
                               $1,667,000    $2,169,000
                             ============================


The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the year ended September 30, :


                                           2001          2000
                                        -------------------------
         Statutory tax rate                34.0%         34.0%
         State income taxes, net
         of U.S.federal tax benefit         3.4           3.4
         Non-deductible goodwill
           amortization and other
           non-deductible expenses           .9            .8
         Adjustment of  deferred
         tax asset valuation allowance     (1.2)         (2.4)
         allowance
         Other                             (0.2)           .8
                                        -------------------------
                                           36.9%         36.6%
                                        =========================


          Deferred  tax assets consist of the following at September 30,



                                            2001           2000
                                        -------------------------
 Net operating losses carryforwards     $1,449,000     $1,539,000
 Tax basis in excess of financial
  basis of certain assets                  108,000        245,000
 Financial liability accruals               36,000         43,000
                                        --------------------------
 Total deferred tax assets               1,593,000      1,827,000
 Valuation allowance                      (567,000)      (684,000)
                                        --------------------------
 Net deferred tax asset                 $1,026,000     $1,143,000
                                        ==========================



    Deferred Tax Assets are
     classified as:
       Current                          $  36,000     $    43,000
       Noncurrent                         990,000       1,100,000
                                       ---------------------------
                                       $1,026,000     $ 1,143,000
                                       ===========================

Utilization of ADDvantage's net operating loss carryforward of approximately $4,261,000 to reduce future taxable income is limited to an annual amount of $265,000. The NOL carryforward expires in varying amounts from 2014 to 2019.


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

At September 30, 2001, 1,004,874 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 886,476 shares were available for future grants at September 30, 2001.

A summary of the status of the Company's stock options at September 30, 2001 and 2000, and changes during the years then ended is presented below.


                                         2001                   2000
                                 --------------------   ----------------------
                                           Wtd. Avg.                Wtd. Avg.
                                  Shares   Ex. Price      Shares    Ex. Price
                                 --------------------   ----------------------
Outstanding, beginning of year    38,500     $2.23        14,750      $0.86
Granted                           74,500      1.50        38,500       3.13
Exercised                              -        -         14,750       0.84
Canceled                               -        -              -         -
                                 --------------------   ----------------------
Outstanding, end of year         113,000     $1.75        38,500      $2.23
                                 ====================   ======================
Exercisable, end of year          19,700     $2.23         6,000      $3.13
                                 ====================   ======================
Weighted average fair value of
  Options granted                  $1.82                   $2.56
                                 =========              ==========


The   following  table  summarizes  information  about  fixed  stock  options outstanding at September 30, 2001:



                                Options Outstanding               Options Exercisable
                      ---------------------------------------  -------------------------
                                      Weighted
                                      Average
                           Number    Remaining                     Number
   Range of             Outstanding   Contract     Wtd. Avg.    Exercisable   Wtd. Avg.
Exercise Prices         At 9/30/01      Life       Ex. Price     at 9/30/01   Ex. Price
-------------------------------------------------------------  --------------------------
   $1.500                  6,000      9.5 years     $1.50          6,000        $1.50
   $1.500                 68,500      9.5 years     $1.50              -        $1.50
   $3.125                  6,000      8.5 years     $3.13          6,000        $3.13
   $3.125                 32,500      8.5 years     $3.13          6,500        $3.13
                       -----------                              ------------
                         113,000                                  18,500
                       ===========                              ============


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001: risk-free interest rates of 5.5%; expected dividend yield of 0.0; expected lives of 10 years; and estimated volatility of 122%.

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


Note 6 - Operating Leases

The  Company leases various properties primarily from a company owned by  the

Company's principal shareholders. Future minimum lease payments under these leases are as follows:


                2002                     438,000
                2003                     414,500
                2004                     357,000
                2005                      58,500
                                   --------------
                                   $   1,268,000
                                   ==============


Total rental expense for all operating leases was $482,800 for the year ended September 30, 2001 and $405,300 for the year ended September 30, 2000.


Note 7 - Retirement Plan

The Company sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $84,134 during the year ended September 30, 2001 and $56,586 during the year ended September 30, 2000.

Note 8 - Business Combinations

On March 2, 2001, the Company entered into a Purchase and Sale Agreement with Richard S. Grasso (the "Shareholder") and NCS, a Pennsylvania corporation, to purchase from the Shareholder all of the issued and outstanding common stock of NCS. The consideration for the acquisition of $1,988,000 included: (i) $800,000 in cash, (ii) a promissory note payable to the Shareholder in the amount of $200,000, (iii) the assumption of Shareholder's obligation of $639,000 under a promissory note issued to a prior owner of NCS (iv) $49,000 remaining in a payable to the shareholder; and a three-year consulting agreement with NCS for $300,000. The Shareholder also entered into a non-competition agreement with the Company and NCS. The Company financed the purchase price through borrowings under its line of credit agreement with Bank of Oklahoma. Immediately after closing, $639,000 was paid for the assumption of the Shareholder's obligation. As a result of this transaction, NCS became a wholly owned subsidiary of the Company.

NCS was established in 1973 as a full service repair and sales center, selling new and re-manufactured cable equipment and has been a leading distributor of telecommunication equipment and a solutions provider to cable operators and other related businesses since the market's infancy. The principal place of business of NCS is located in Willow Grove, Pennsylvania.

On May 31, 2001, the Company entered into a Purchase and Sale Agreement with Nick Ferolito and Russell Brown (the "Shareholders") and Fero-Midwest dba

Comtech Services, a Missouri corporation ("Comtech"), to purchase from the Shareholders all of the issued and outstanding common stock of Comtech. The consideration for the acquisition was $250,000 in cash and assumption of certain liabilities as stated in the agreement. As a result of this transaction, Comtech became a wholly owned subsidiary of the Company.

Following are the unaudited pro-forma results of operations for the years ending 2001 and 2000, assuming the NCS and Comtech acquisitions occurred at the beginning of each year presented.



                                                  2001          2000
                                             ----------------------------
                                                     (Unaudited)
   Net sales and service income              $ 25,291,350   $  30,177,640
   Income before income tax                     4,355,760       5,894,794
   Income tax                                   1,494,026       2,169,000
   Net income attributable to common stock      2,861,734       3,725,794


These unaudited pro-forma results have been prepared for comparison purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on the dates indicated, or of future results of operations.

Note 9 - Investment in Ventures Education System Corporation

On November 1, 2000, Ventures Education System Corporation exercised its option to repurchase the Company's 27% interest in Ventures. The exercise price consisted of $660,000 and common stock warrants to purchase 50,000 shares at $.90 per share. The warrants expire on January 31, 2004 or one year after a public offering, whichever first occurs. The warrants were valued at $12,000. The transaction resulted in no gain or loss.

Note 10 - Earnings per Share




                                        Year ended      Year ended
                                       September 30    September 30
                                           2001            2000
                                       ----------------------------
Net income                             $ 2,981,702     $ 3,707,646
Dividends on preferred stock             1,240,000       1,240,000
 stock
                                       ----------------------------
Net income attributable to
 common shareholders - basic             1,741,702       2,467,646
Dividends on Series A
convertible preferred stock                400,000         400,000
                                       ----------------------------
Net income attributable  to
common shareholders - diluted          $ 2,141,702     $ 2,867,646
                                       ============================

Weighted average shares outstanding      9,991,716       9,862,054
Weighted average shares outstanding -
 assuming dilution                      11,991,716      11,862,054
                                       ============================

Earnings per common share:
 Basic                                   $   0.16       $    0.25
 Diluted                                     0.16            0.24
                                       ============================



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item concerning the Company's officers, directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Identity of Officers," "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 2001.


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

     2.4       The Sale and Purchase Agreement, dated as of March 2,
               2001 by and among ADDvantage Technologies Group, Inc., NCS Industries, Inc. and Richard S. Grasso incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on March 16, 2001.

     2.5       The Purchase and Sale Agreement with Nick Ferolito,
               Russell Brown and Fero-Midwest d/b/a Comtech Services, dated May 31, 2001, less the exhibits and schedules listed in the table of contents of that agreement. The Registrant undertakes to furnish supplementally to the Commission upon request a copy of any such omitted schedule or exhibit listed in the Exhibit Index set forth elsewhere herein.

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

     10.1 Lease Agreement dated September 15, 1999 by and between Chymiak Investments, L.L.C. and TULSAT Corporation (formerly named DRK Enterprises, Inc.) incorporated by reference to
               Exhibit 10.3 to the Current Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

     10.2      Schedule of documents substantially similar to Exhibit
               10.1 incorporated by reference to Exhibit 10.3 to the Current Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

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

     10.7 Form of promissory notess issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000.

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


                              ADDvantage Technologies Group, Inc.


Date:  December 28 , 2001     By:  /S/ Kenneth A. Chymiak
                                   ----------------------------------------
                                    Kenneth A. Chymiak, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 24, 2001           /S/ David E. Chymiak
                                   -------------------------------------------
                                    David E. Chymiak, Chairman of the Board of
                                    Directors

Date:  December 28, 2001           /S/ Kenneth A. Chymiak
                                   -------------------------------------------
                                    Kenneth A. Chymiak, President, Chief
                                    Executive Officer and Director (Principal
                                    Executive Officer and Principal Financial
                                    Officer)

Date:  December 28, 2001           /S/ Adam R. Havig
                                   -------------------------------------------
                                    Adam R. Havig, Controller (Principal
                                    Accounting Officer)

Date:  December 28, 2001           /S/ Gary W. Young
                                   -------------------------------------------
                                    Gary W. Young, Director

Date:  December 28, 2001           /S/ Stephen J. Tyde
                                   -------------------------------------------
                                    Stephen J. Tyde, Director

Date:  December 28, 2001           /S/ Freddie H. Gibson
                                   -------------------------------------------
                                    Freddie H. Gibson, Director

Date:  December 28, 2001           /S/ Randy L. Weideman
                                   -------------------------------------------
                                    Randy L. Weideman, Director

                              INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

   Exhibit                             Description
     2.1       The Securities Exchange Agreement, dated as of September
               16, 1999, by and among ADDvantage Media Group, Inc. and David
               E. Chymiak, Kenneth A. Chymiak, as Trustee of the Ken Chymiak Revocable Trust Dated March 4, 1992, and Susan C. Chymiak, as Trustee of the Susan Chymiak Revocable Trust Dated March 4, 1992 is incorporated by reference to Exhibit 2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on September 24, 1999.

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

     2.4       The Sale and Purchase Agreement, dated as of March 2,
               2001 by and among ADDvantage Technologies Group, Inc., NCS Industries, Inc. and Richard S. Grasso incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on March 16, 2001.

     2.5       The Purchase and Sale Agreement with Nick Ferolito,
               Russell Brown and Fero-Midwest d/b/a Comtech Services, dated May 31, 2001, less the exhibits and schedules listed in the table of contents of that agreement. The Registrant undertakes to furnish supplementally to the Commission upon request a copy of any such omitted schedule or exhibit listed in the Exhibit Index set forth elsewhere herein.

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

     10.7 Form of promissory notess issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000.

     10.8 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000.

     21.2      Subsidiaries.

     23.1      Consent of Tullius Taylor Sartain & Sartain LLP.