Form 10QSB
period 2001-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2002-02-13
CIK 874292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

Shares outstanding of the issuer's $.01 par value common stock as of December 31, 2001 were 10,048,738.

Transitional Small Business Issuer Disclosure Format (Check one):
Yes           No    x

                        Part I - Financial Information                   Page
                                                                         ----

Financial Information:

	Item 1.    Financial Statements

		Consolidated Balance Sheet
                        December 31, 2001                                  3

		Consolidated Statements of Income
                        Three Months Ended December 31, 2001 and 2000      5

		Consolidated Statements of Cash Flows
                        Three Months Ended December 31, 2001 and 2000      6

                Notes to Consolidated Financial Statements                 8

	Item 2.

		Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation                10


                           Part II - Other Information


        Item 6.    Exhibits and Reports on 8-K                            12

        Signatures                                                        13


                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            December 31, 2001

Assets
Current assets:
   Cash                                                                    $         235,495
   Accounts receivable                                                             2,287,191
   Inventories                                                                    17,583,826
   Deferred income taxes                                                              36,000
                                                                           ------------------
Total current assets                                                              20,142,512

Property and equipment, at cost
   Machinery and equipment                                                         1,967,902
   Land and Buildings                                                                642,288
   Leasehold improvements                                                            177,500
                                                                                   2,787,690
Less accumulated depreciation and amortization                                      (911,530)
                                                                           ------------------
Net property and equipment                                                         1,876,160

Other assets:
   Deferred income taxes                                                             945,094
   Investment                                                                         11,675
   Goodwill, net of accumulated amortization of $285,314                           1,450,288
   Other assets                                                                      108,440
                                                                           ------------------
Total other assets                                                                 2,515,497
                                                                           ------------------

Total assets                                                               $      24,534,169
                                                                           ==================

            See notes to consolidated financial statements




                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            December 31, 2001


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $       625,716
   Accrued expenses                                                                148,453
   Accrued income taxes                                                            236,863
   Bank revolving line of credit                                                 3,892,622
   Notes payable - current portion                                                 188,006
   Dividends payable                                                               310,000
   Stockholder loans                                                             1,250,000
                                                                           -----------------
Total current liabilities                                                        6,651,660
Notes Payable                                                                      594,998
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                         8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                         12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                                   100,117
   Common stockholders' deficit                                                 (2,758,452)
                                                                                17,341,675

   Less:  Treasury stock, 20,000 shares at cost                                    (54,164)
                                                                           -----------------
Total stockholders' equity                                                      17,287,511
                                                                           -----------------

Total liabilities and stockholders' equity                                 $    24,534,169
                                                                           ==================





             See notes to consolidated financial statements


                                     4

              ADDVANTAGE TECHNOLOGIES GROUP, INC
                      STATEMENTS OF INCOME
               FOR THREE MONTHS ENDED DECEMBER 31,

                                           2001              2000
                                       ------------------------------
Net sales and service income           $  5,584,729      $ 4,816,682
Cost of sales                             2,919,171        2,447,264
                                       ------------------------------
Gross profit                              2,665,558        2,369,418
Operating expenses                        1,589,930        1,163,536
                                       ------------------------------
Income from operations                    1,075,628        1,205,882
Interest expense                             66,848           87,918
                                       ------------------------------
Income before income taxes                1,008,780        1,117,964
Provision for income taxes                  347,000          422,673
                                       ------------------------------
Net income                                  661,780          695,291
Preferred Dividends                         310,000          310,000
                                       ------------------------------
Net income attributable to common
  stockholders                         $    351,780       $  385,291
                                       ==============================

Earnings per Share:
       Basic and Diluted               $        .04       $      .04



               See notes to consolidated financial statements




              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                    STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED DECEMBER 31,

                                                                      2001           2000
                                                                -----------------------------
Cash Flows from Operating Activities
Net income                                                       $    661,780    $   695,291
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                       85,088         60,150
   Provision for deferred income taxes                                 44,906         44,906
   Change in:
      Receivables                                                     708,295        678,023
      Prepaid and other expense                                       (13,622)           749
      Inventories                                                     145,295       (835,182)
      Accounts payable and accrued liabilities                       (825,375)       667,541
                                                                -----------------------------
Net cash provided by operating activities                             806,367      1,311,478
                                                                -----------------------------

Cash Flows from Investing Activities
   Additions to property and equipment                               (164,083)       (33,771)
   Proceeds from sale of investment in Ventures                           -          640,000
                                                                -----------------------------
Net cash provided by investing activities                            (164,083)       606,229
                                                                -----------------------------

Cash Flows from Financing Activities
   Net repayments under line of credit                               (358,511)    (1,178,529)
   Proceeds from Notes Payable                                        111,986            -
   Repayments from Notes Payable                                      (80,822)       (33,875)
   Payment on stockholders loan                                           -         (300,000)
   Payments of Preferred Dividends                                   (310,000)      (310,000)
                                                                -----------------------------
Net cash used in financing activities                                (637,347)    (1,822,404)
                                                                -----------------------------

Net increase in cash                                                    4,937         95,303

Cash, beginning of period                                             230,558         22,495
                                                                -----------------------------
Cash, end of period                                              $    235,495    $   117,798
                                                                =============================

                       See notes to consolidated financial statements




                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                             STATEMENTS OF CASH FLOWS
                        FOR THREE MONTHS ENDED DECEMBER 31,

                                                                      2001           2000
                                                                -----------------------------
Supplemental Cash Flow Information
   Interest paid for the period                                  $     66,848    $    87,918
   Income taxes paid for the period                                   671,471        156,500




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


Note 2 - Description of Business


ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, ADDvantage Technologies Group of Nebraska, (dba "Lee Enterprise"), NCS Industries Inc. ("NCS"), ADDvantage Technologies Group of Missouri, (dba "Comtech Services"), ADDvantage Technologies Group of Texas, (dba "Tulsat - Texas") (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.


Note 3 - Earnings per Share


                                                           Three Months ended
                                                                December 31
                                                             2001        2000
                                                        ------------------------

   Net income attributable to common stockholders          $351,780    $385,291

Basic and Diluted EPS Computation:
   Weighted average outstanding common shares             9,991,776   9,990,616
   Earnings per Share                                         $0.04       $0.04


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At December 31, 2001, a $3,892,622 balance is outstanding under a $6.0 million line of credit due June 30, 2002, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (3.5% at December 31, 2001). Borrowings under the line of credit are limited to the lesser of $6.0 million or the sum of 80% of qualified accounts receivable and 25% of qualified inventory. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles, and is guaranteed by certain stockholders up to an aggregate $1.0 million. The line of credit is subject to customary covenants, including a minimum net income and net worth requirement.

Stockholder loans of $1,250,000 million bear interest at rates that correspond with the line of credit (3.5% at December 31, 2001) and are subordinate to the bank notes payable.

Notes payable consist of the following items: a $225,000 obligation due $25,000 per quarter over 9 quarters, a $143,292 note bearing interest at 7.0% due quarterly with a 3 year term, and notes payable to Chymiak Investments in the amounts of $269,847 and $144,865, bearing interest at 7.5% due monthly with a 10 year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company specializes in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. With the slowdown in the economy and in particular a tightening of credit to companies in the cable industry, prices for re-manufactured equipment have declined as a result of the lower demand, which has affected the Company's gross profits. However, we believe that as the cable companies look at expanding their services in key markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and re-manufactured equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2001 and December 31, 2000

Net Sales and service income. Net Sales climbed $768,000 or 15.9%, to $5.6 million in the first quarter of fiscal 2002 from $4.8 million for the same period in fiscal 2001. Despite the slowdown in capital spending by cable operators due to the economic environment in the United States, new equipment sales increased 228.6% to $2.3 million from $695,000 last year primarily due to our acquisitions of NCS and Comtech (acquired in the second and third quarters of 2001, respectively) and as a result of our distributorship with Scientific-Atlanta (initiated in the fourth quarter of 2001). Revenue from re-manufactured equipment dropped 29.7% from $3.4 million last year to $2.4 million, primarily due to the capital expenditure reductions in the cable industry. NCS and Comtech had sales of $774,000 and $420,000, respectively.

Cost of Goods Sold. Cost of goods sold increased to $2.9 million for the first quarter of fiscal 2002 from $2.4 million for the same period of fiscal 2001. The increase was primarily due to the lower margins associated with new equipment sales.

Operating Expenses. Operating expenses increased to $1.6 million in the first quarter of fiscal 2002 from $1.2 million in the first quarter of 2001, an increase of 33.3%. The increase in operating expenses was primarily due to the acquisitions of NCS and Comtech.

Income from Operations.   Income from operations decreased 130,000, or 10.8%
to $1.1 million for the first quarter of fiscal 2002 from $1.2 million for the same period last year. This decrease was primarily due to overall revenue increase offset by higher operating expenses resulting from the recent acquisitions.


Liquidity and Capital Resources

The company has a line of credit with the Bank of Oklahoma under which it is authorized to borrow up to $12.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (3.5% at December 31, 2001). This line of credit will provide the lesser of $6.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes, $4.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines and $2.0 million to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at December 31, 2001 of $3.9 million, due
June 30, 2002.

The Company finances its operations primarily through internally generated funds and a bank line of credit. The company also owes a $225,000 obligation due $25,000 per quarter over 9 quarters and a $143,292 on a note resulting from the NCS purchase, payable quarterly at 7% due quarterly with a 3 year term, and notes payable to Chymiak Investments in the amounts of $269,847 and $144,857, bearing interest at 7.5% due monthly with a 10 year term.

Stockholder loans include a $1,250,000 note, due on demand, bearing interest at the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable.

The Company has authorized the repurchase of up to $l.0 million of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including
possible use in the company's employees' stock plans or for acquisitions.   The
Company did not repurchase any shares during the first quarter of the fiscal year.

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





ADDVANTAGE TECHNOLOGIES GROUP, INC.

Signature                            Title                         Date
---------                            -----                         ----
/S/ Kenneth A. Chymiak       Director and President          February 12, 2002
-------------------------
Kenneth A. Chymiak           (Principal Executive Officer)


/S/ Adam R. Havig            Controller
------------------                                           February 12, 2002
Adam R. Havig                (Principal Accounting Officer)