Form 10QSB
period 2002-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2002-05-14
CIK 874292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

Shares outstanding of the issuer's $.01 par value common stock as of March 31, 2002 were 10,011,716.

Transitional Small Business Issuer Disclosure Format (Check one):
Yes           No    x

                        Part I - Financial Information                     Page
                                                                           ----

Financial Information:

	Item 1.    Financial Statements

		Consolidated Balance Sheet
                        March 31, 2002                                       3

		Consolidated Statements of Income
                        Three and Six Months Ended March 31, 2002 and 2001   5

		Consolidated Statements of Cash Flows
                        Three and Six Months Ended March 31, 2002 and 2001   6

                Notes to Consolidated Financial Statements                   8

	Item 2.

		Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation                  10


                           Part II - Other Information


        Item 4.    Submission of Matter to a Vote of Security Holders       13

        Item 6.    Exhibits and Reports on 8-K                              13

        Signatures                                                          14



                              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2002


Assets
Current assets:
   Cash                                                                      $       106,764
   Accounts receivable                                                             2,770,150
   Inventories                                                                    17,472,621
   Deferred income taxes                                                              36,000
   Refundable income taxes                                                           172,070
                                                                             ----------------
Total current assets                                                              20,557,605

Property and equipment, at cost
   Machinery and equipment                                                         1,981,302
   Land and Buildings                                                                837,095
   Leasehold improvements                                                            189,265
                                                                             ----------------
                                                                                   3,007,662
Less accumulated depreciation and amortization                                      (934,440)
                                                                             ----------------
Net property and equipment                                                         2,073,222

Other assets:
   Deferred income taxes                                                             900,188
   Investment                                                                         11,675
   Goodwill, net of accumulated amortization of $343,116                           1,405,053
   Other assets                                                                       40,216
                                                                             ----------------
Total other assets                                                                 2,357,131
                                                                             ----------------
Total assets                                                                 $    24,987,958
                                                                             ================

                     See notes to consolidated financial statements

                                             3

                               ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                   CONSOLIDATED BALANCE SHEET
                                         March 31, 2002


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $       582,266
   Accrued expenses                                                                  251,760
   Bank revolving line of credit                                                   4,103,661
   Notes payable - current portion                                                   189,377
   Dividends payable                                                                 310,000
   Stockholder loans                                                               1,210,000
                                                                             ----------------
Total current liabilities                                                          6,647,064
Notes Payable                                                                        583,460
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                           8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                                     100,117
   Common stockholders' deficit                                                   (2,288,519)
                                                                             ----------------
                                                                                  17,811,598
   Less:  Treasury stock, 20,000 shares at cost                                      (54,164)
                                                                             ----------------
Total stockholders' equity                                                        17,757,434
                                                                             ----------------
Total liabilities and stockholders' equity                                   $    24,987,958
                                                                             ================

                     See notes to consolidated financial statements



                                            ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                    STATEMENTS OF INCOME


                                               Three months ended                   Six months ended
                                                     March 31                            March 31
                                               2002           2001                 2002            2001
                                           -----------------------------      ----------------------------
Net sales and service income               $  5,843,964     $  4,754,311      $ 11,428,693    $  9,570,993
Cost of sales                                 2,862,187        2,379,304         5,781,358       4,826,568
                                           -----------------------------      ----------------------------
Gross profit                                  2,981,777        2,375,007         5,647,335       4,744,425
Operating expenses                            1,746,111        1,317,320         3,336,041       2,480,856
                                           -----------------------------      ----------------------------
Income from operations                        1,235,667        1,057,687         2,311,294       2,263,569
Interest expense                                 48,522           82,746           115,370         170,665
                                           -----------------------------      ----------------------------
Income before income taxes                    1,187,144          974,941         2,195,924       2,092,904
Provision for income taxes                      407,000          384,055           754,000         806,728
                                           -----------------------------      ----------------------------
Net income                                      780,144          590,886         1,441,924       1,286,176
Preferred Dividends                             310,000          310,000           620,000         620,000
                                           -----------------------------      ----------------------------
Net income attributable to common
  stockholders                             $    470,144     $    280,886      $    821,924    $    666,176
                                           =============================      ============================
Earnings per Share:
       Basic and Diluted                   $       0.05     $       0.03      $       0.08    $       0.07



                                     See notes to consolidated financial statements



                                  ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                       STATEMENTS OF CASH FLOWS
                                    FOR SIX MONTHS ENDED MARCH 31,

                                                                              2002           2001
                                                                         ----------------------------
Cash Flows from Operating Activities
Net income                                                               $  1,441,924   $  1,286,176
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                              148,918        122,577
   Provision for deferred income taxes                                         89,813         89,813
   Change in:
      Receivables                                                             225,336      1,384,150
      Prepaids and other expense                                            ( 117,467)       (11,122)
      Inventories                                                             256,500       (978,440)
      Accounts payable and accrued liabilities                             (1,002,382)      (500,354)
                                                                         ----------------------------
Net cash provided by operating activities                                   1,042,641      1,392,800
                                                                         ----------------------------

Cash Flows from Investing Activities
   Additions to property and equipment                                       (379,960)       (67,776)
   Proceeds from sale of investment in Ventures                                   -          657,572
   Acquisition of stock in NCS                                                    -       (1,439,000)
   Cash acquired in NCS Acquisition                                               -          575,958
                                                                         ----------------------------
Net cash provided by investing activities                                    (379,960)      (273,246)
                                                                         ----------------------------

Cash Flows from Financing Activities
   Net borrowings (repayments) under line of credit                          (147,473)       139,119
   Proceeds from Notes Payable                                                 20,997            -
   Advances (payment) on stockholders loan                                    (40,000)      (300,000)
   Payments of Preferred Dividends                                           (620,000)      (620,000)
                                                                         ----------------------------
Net cash used in financing activities                                        (786,475)      (780,881)
                                                                         ----------------------------

Net (decrease) increase in cash                                              (123,794)       338,673

Cash, beginning of year                                                       230,558         22,495
                                                                         ----------------------------
Cash, end of year                                                        $    106,764     $  361,168
                                                                         ============================

                                     See notes to consolidated financial statements



                                  ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                       STATEMENTS OF CASH FLOWS
                                    FOR SIX MONTHS ENDED MARCH 31,

                                                                              2002           2001
                                                                         ----------------------------
Supplemental Cash Flow Information
   Cash paid during the period for:
      Interest                                                           $  115,370     $  170,665
      Income Taxes                                                        1,204,898        675,123

Supplemental Disclosure of Non-cash
   Investing and Financing Activities
   Acquisition of NCS, Inc:
      Working capital other than cash                                           -          957,192
      Land and equipment                                                        -          250,000
      Intangibles and other assets                                              -          243,050
      Assumption of note payable                                                -          289,000
      Issuance of note payable                                                  -          249,000

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


Note 3 - Earnings per Share



                                                           Three months   Three months    Six months     Six months
                                                               ended          ended          ended         ended
                                                             March 31,      March 31,     March 31,       March 31,
                                                                2002           2001          2002           2001
                                                           ----------------------------  --------------------------

Net Income attributable to common stockholders                 $470,144       $280,886     $821,924        $666,176

Basic and Diluted EPS Computation:
   Weighted average outstanding common shares                 9,991,716     10,011,716    9,991,716      10,011,716
   Earnings per Share                                             $0.05          $0.03        $0.08         $0.07



Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At March 31, 2002, a $4.1 million balance is outstanding under a $6.0 million line of credit due June 30, 2002, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (3.5% at March 31, 2002). Borrowings under the line of credit are limited to the lesser of $6.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes, $4.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines and $2.0 million to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Stockholder loans of $1.2 million bear interest at rates that correspond with the line of credit (3.5% at March 31, 2002) and are subordinate to the bank notes payable.

Notes payable consist of the following items - notes arising from the NCS purchase include a $300,000 obligation due $25,000 per quarter (of which a $200,000 balance remains payable at March 31, 2002) and a $200,000 obligation payable quarterly at 7% (of which a balance of $124,000 remains at March 31, 2002). Both notes are payable quarterly, with 8 quarters remaining. Notes payable to Chymiak Investments, LLC for buildings purchased at Comtech and ADDvantage Technologies Group of Texas, include two notes issued in June 2001 for $314,399 and $150,000, respectively (of which balances of $306,614 and $142,223 remain at March 31, 2002, respectively) bearing interest at 7.5% due monthly with a 10 year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company specializes in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. Although we have seen a slowdown in the cable industry due to a tightening of credit to cable companies over the past few quarters, we have turned the corner this quarter by improving our gross profit margins for the six month period and sales are steadily increasing each month at our subsidiaries NCS and Comtech. We believe that as the cable companies look at expanding their services in key markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and re-manufactured equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and March 31, 2001

Net Sales and Service Income. Net Sales climbed $1.09 million or 22.9%, to $5.84 million in the second quarter of fiscal 2002 from $4.75 million for the same period in fiscal 2001. Despite the slowdown in capital spending by cable operators due to the economic environment in the United States, new equipment sales increased to $2.70 million from $1.70 million last year primarily due to our acquisitions of NCS and Comtech (acquired in the second and third quarters of 2001, respectively) and as a result of our distributorship with Scientific-Atlanta (initiated in the fourth quarter of 2001). In addition, repairs have increased to $971,000 in this quarter from $697,202 for the same period last year. Revenue from re-manufactured equipment was flat from $2.28 million for the second quarter last year to $2.24 million in this period. NCS and Comtech had sales of $997,000 and $239,000, respectively.

Cost of Goods Sold. Cost of goods sold increased to $2.86 million for the second quarter of fiscal 2002 from $2.38 million for the same period of fiscal 2001. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross Profit increased $606,000 or 25.5% to $2.98 million for the second quarter of fiscal 2002 from $2.38 million for the same period in fiscal 2001. The gross margin percentage was 51.0% for the current quarter, compared to 50.0% for the same quarter last year.

Operating Expenses. Operating expenses increased to $1.75 million in the second quarter of fiscal 2002 from $1.31 million in 2001, an increase of 32.6%. The increase in operating expenses was primarily due to the acquisitions of NCS and Comtech.

Income from Operations.   Income from operations increased $178,000, or 16.7% to
$1.2 million for the second quarter of fiscal 2002 from $1.0 million for the same period last year. This increase was primarily due to overall revenue increase offset by higher operating expenses resulting from the recent acquisitions.

Comparison of Results of Operations for the Six Months Ended March 31, 2002 and March 3l, 2001

Net Sales and Service Income. Net Sales increased $1.86 million or 19.4%, to $11.43 million in the first six months of fiscal year 2002 from $9.57 million for the same period in 2001. The increase was primarily due to higher new equipment sales, which increased to $4.98 million from $3.88 million last year primarily due to our acquisitions of NCS and Comtech (acquired in the second and third quarters of 2001, respectively) and as a result of our distributorship with Scientific-Atlanta (initiated in the fourth quarter of 2001). In addition, repairs have increased to $1.80 million in this period from $1.32 million last year. Revenue from re-manufactured equipment increased to $4.63 million in the first six months of fiscal year 2002 from $4.18 million for the same period last
year primarily due to the synergies created from our latest acquisitions.   NCS
and Comtech had sales of $1.82 million and $653,000, respectively.

Cost of Sales. Cost of goods sold increased to $5.78 million for the six month period of fiscal 2002 from $4.83 million for the same period of fiscal 2001. The increase was primarily due to the increase in sales.

Gross Profit. Gross Profit increased $903,000 or 19.0% to $5.65 million for the six month period of fiscal 2002 from $4.74 million for the same period last year. The gross margin percentage was 49.4% for the current six month period, compared to 49.6% for the same period in fiscal 2001.

Operating Expenses.   Operating expenses increased to $3.34 million in the
second quarter of fiscal 2002 from $2.48 million in 2001, an increase of 34.5%. The increase in operating expenses was primarily due to the acquisitions of NCS and Comtech.

Income from Operations. Income from operations increased $46,000 or 2.0%, to $2.30 million for the first six months of 2002 from $2.26 million for the same period last year. This increase was primarily due to overall revenue increase offset by higher operating expenses resulting from the recent acquisitions.


Liquidity and Capital Resources

The company has a line of credit with the Bank of Oklahoma under which it is authorized to borrow up to $12.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (3.5% at March 31, 2002). This line of credit will provide the lesser of $6.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes, $4.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines and $2.0 million to be used at the Company's discretion based on assets purchased. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2002 of $4.1 million, due June 30, 2002.

The Company finances its operations primarily through internally generated funds and a bank line of credit. The company also owes from the NCS purchase, a $300,000 obligation due $25,000 per quarter (of which a $200,000 balance remains payable) and a $200,000 obligation payable quarterly at 7% (of which a balance of $124,000 remains). Both notes are payable quarterly, with 8 quarters remaining. Notes payable to Chymiak Investments, LLC for buildings purchased at Comtech and ADDvantage Technologies Group of Texas, include two notes issued in June 2001 for $314,399 and $150,000, respectively (of which balances of $306,614 and $142,223 remains, respectively) bearing interest at 7.5% due monthly with a 10 year term.

Stockholder loans include a $1,210,000 note, due on demand, bearing interest at the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable.

The Company has authorized the repurchase of up to $l.0 million of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including
possible use in the company's employees' stock plans or for acquisitions.   The
Company did not repurchase any shares during the first six months of the fiscal year.

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

PART II-OTHER INFORMATION


OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Corporate Offices of ADDvantage Technologies Group, Inc. on March 5, 2002. At the meeting, the following directors were elected for one year terms (with the votes as indicated):

                                             FOR                    WITHHELD
                                             ---                    --------
        Kenneth A. Chymiak                9,574,188                    575
        David E. Chymiak                  9,574,188                    575
        Stephen J. Tyde                   9,574,738                    325
        Freddie H. Gibson                 9,574,738                    325
        Gary W. Young                     9,574,738                    325
        Randy L. Weideman                 9,574,738                    325



The shareholders also approved the ratification of appointment of Tullius, Taylor, Sartain & Sartain as the Company's auditors for the 2002 fiscal year by a vote of 9,574,488 shares in favor and 275 against.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K

The Company filed one Form 8-K during the three months ended March 31, 2002. The report dated March 6, 2002 related to the Press Release Announcing Voting Results and Management Comments at Annual Meeting.

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





                          ADDVANTAGE TECHNOLOGIES GROUP, INC.


Signature                    Title                                Date
---------                    -----                                ----

-------------------          Director and President               May 13, 2002
Kenneth A. Chymiak           (Principal Executive Officer)


-------------------          Controller                           May 13, 2002
Adam R. Havig                (Principal Accounting Officer)