Form 10QSB
period 2002-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2002-08-14
CIK 874292

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

Shares outstanding of the issuer's $.01 par value common stock as of June 30, 2002 were 10,011,716.

Transitional Small Business Issuer Disclosure Format (Check one):  Yes    No  x


                        Part I - Financial Information                     Page


Financial Information:

	Item 1.    Financial Statements

		Consolidated Balance Sheet
                       June 30, 2002                                         3

		Consolidated Statements of Income
                        Three and Nine Months Ended June 30, 2002 and 2001   5

		Consolidated Statements of Cash Flows
                        Nine Months Ended June 30, 2002 and 2001             6

                Notes to Consolidated Financial Statements                   8

	Item 2.

		Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation                  10


                           Part II - Other Information


        Item 6.    Exhibits and Reports on 8-K                              13

        Signatures                                                          14


                              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                  CONSOLIDATED BALANCE SHEET
                                        June 30, 2002

Assets
Current assets:
   Cash                                                                      $       494,532
   Accounts receivable                                                             2,918,364
   Inventories                                                                    19,137,837
   Deferred income taxes                                                              36,000
                                                                             ----------------
Total current assets                                                              22,586,733

Property and equipment, at cost
   Machinery and equipment                                                         1,791,044
   Land and buildings                                                                840,138
   Leasehold improvements                                                            490,727
                                                                                   3,121,909
Less accumulated depreciation and amortization                                      (969,045)
                                                                             ----------------
Net property and equipment                                                         2,152,864

Other assets:
   Deferred income taxes                                                             855,282
   Investment                                                                         11,675
   Goodwill, net of accumulated amortization of $380,852                           1,359,817
   Other assets                                                                       28,700
                                                                             ----------------
Total other assets                                                                 2,255,474

                                                                             ----------------
Total assets                                                                 $    26,995,071
                                                                             ================

                     See notes to consolidated financial statements

                                            3


                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                CONSOLIDATED BALANCE SHEET
                                      June 30, 2002

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $       977,998
   Accrued expenses                                                                  391,704
   Accrued income taxes                                                              344,993
   Bank revolving line of credit                                                   4,771,567
   Notes payable - current portion                                                   188,006
   Dividends payable                                                                 310,000
   Stockholder loans                                                               1,150,000
                                                                             ----------------
Total current liabilities                                                          8,134,268
Notes payable                                                                        558,740
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                           8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                                     100,117
   Common stockholders' deficit                                                   (1,743,890)
                                                                                  18,356,227

   Less:  Treasury stock, 20,000 shares at cost                                      (54,164)
                                                                             ----------------
Total stockholders' equity                                                        18,302,063
                                                                             ----------------
Total liabilities and stockholders' equity                                   $    26,995,071
                                                                             ================



                      See notes to consolidated financial statements

                                            4


                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                 STATEMENTS OF INCOME


                                                     Three months ended              Nine months ended
                                                           June 30                        June 30
                                                      2002          2001            2002           2001
                                               ----------------------------     -----------------------------
Net sales and service income                    $  6,827,213  $  7,551,120      $  18,255,906  $  17,122,114
Cost of sales                                      3,351,194     3,870,713          9,132,552      8,697,281
                                               ----------------------------     -----------------------------
Gross profit                                       3,476,019     3,680,407          9,123,354      8,424,833
Operating expenses                                 2,011,821     1,895,669          5,347,862      4,376,525
                                               ----------------------------     -----------------------------
Income from operations                             1,464,198     1,784,738          3,775,492      4,048,308
Interest expense                                      63,624        83,428            178,995        254,093
                                               ----------------------------     -----------------------------
Income before income taxes                         1,400,573     1,701,310          3,596,497      3,794,215
Provision for income taxes                           545,944       646,950          1,299,944      1,453,678
                                               ----------------------------     -----------------------------
Net income                                           854,629     1,054,360          2,296,553      2,340,537
Preferred dividends                                  310,000       310,000            930,000        930,000
                                               ----------------------------     -----------------------------
Net income attributable to common
  stockholders                                  $    544,629  $    744,360      $   1,366,553   $  1,410,537

Earnings per share:
       Basic and diluted                        $       0.05  $       0.07      $        0.14   $       0.14



                               See notes to consolidated financial statements

                                                     5

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                             STATEMENTS OF CASH FLOWS
                         FOR NINE MONTHS ENDED JUNE 30,

                                                                            2002             2001
                                                                       -------------------------------
Cash Flows from Operating Activities
Net income                                                             $   2,296,553    $   2,340,537
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                             229,626          204,778
   Provision for deferred income taxes                                       134,719          134,719
   Change in:
      Receivables                                                             77,122        1,415,330
      Other assets                                                            66,118           (3,047)
      Inventories                                                         (1,408,716)      (2,821,511)
      Accounts payable and accrued liabilities                              (121,713)         657,353
                                                                       -------------------------------
Net cash provided by operating activities                                  1,273,709        1,928,159

Cash Flows from Investing Activities
   Additions to property and equipment                                      (495,075)        (213,295)
   Proceeds from sale of investment in Ventures                                  -            657,572
   Acquisition of stock in NCS                                                   -         (1,689,000)
   Cash acquired in NCS acquisition                                              -            575,958
   Cash acquired in Comtech acquisition                                          -             22,773
                                                                       -------------------------------
Net cash used in investing activities                                       (495,075)        (645,992)

Cash Flows from Financing Activities
   Net borrowings under line of credit                                       520,434          333,215
   Repayment of notes payable                                                 (5,094)             -
   Payment on stockholders loan                                             (100,000)        (300,000)
   Payments of preferred dividends                                          (930,000)        (930,000)
Net cash used in financing activities                                       (514,660)        (896,785)
                                                                       -------------------------------
Net increase in cash                                                         263,974          385,382
                                                                       -------------------------------
Cash, beginning of year                                                      230,558           22,495
                                                                       -------------------------------
Cash, end of year                                                      $     494,532    $     407,877
                                                                       ===============================


                      See notes to consolidated financial statements




                 ADDVANTAGE TECHNOLOGIES GROUP, INC.
                       STATEMENTS OF CASH FLOWS
                    FOR NINE MONTHS ENDED JUNE 30,

                                                                            2002             2001
                                                                       -------------------------------
Supplemental Cash Flow Information
   Cash paid during the period for:
      Interest                                                         $     178,995    $     254,093
      Income taxes                                                         1,630,998        1,265,920








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


Note 2 - Description of Business


ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, ADDvantage Technologies Group of Nebraska, (dba "Lee Enterprise"), NCS Industries Inc. ("NCS"), ADDvantage Technologies Group of Missouri, (dba "Comtech Services"), ADDvantage Technologies Group of Texas, (dba "Tulsat - Texas"), and Tulsat - Atlanta LLC (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.


Note 3 - Earnings per Share


                                                    Three months   Three months    Nine months  Nine months
                                                        ended          ended          ended        ended
                                                       June 30,       June 30,       June 30,     June 30,
                                                         2002           2001           2002         2001
                                                    -------------  -------------  ------------  ------------
Net Income attributable to common stockholders       $    544,629   $    744,360  $  1,366,553  $  1,410,537

Basic and Diluted EPS Computation:
   Weighted average outstanding common shares           9,991,716     10,002,957     9,991,716     9,994,730
   Earnings per Share                                       $0.05          $0.07         $0.14         $0.14




Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At June 30, 2002, a $4.8 million balance is outstanding under a $7.0 million line of credit due June 30, 2003, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (3.5% at June 30, 2002). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Stockholder loans of $1.2 million bear interest at rates that correspond with the line of credit (3.5% at June 30, 2002) and are subordinate to the bank notes payable.

Notes payable consist of the following items - notes arising from the NCS purchase include a $300,000 obligation due $25,000 per quarter (of which a $175,000 balance remains payable at June 30, 2002) and a $200,000 obligation payable quarterly at 7% (of which a balance of $117,000 remains at June 30, 2002). Both notes are payable quarterly, with 7 quarters remaining. Notes payable to Chymiak Investments, LLC for loans used to purchase buildings at Comtech and ADDvantage Technologies Group of Texas, include two notes issued in June 2001 for $328,000 and $150,000, respectively (of which balances of $328,000 and $140,000 remains, respectively) bearing interest at 7.5% due monthly with a 10 year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The Company specializes in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. As a result of bankruptcies and credit tightening in the broadband and cable industry this quarter, we have seen an impact of overall sales and profits for the third quarter of 2002. However, gross profit margins for the nine-month period and sales are steadily increasing each month at our subsidiaries NCS and Comtech. We believe that as the cable companies look at expanding their services in key markets and companies look to recover from recent stock market impacts, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and re-manufactured equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and June 30, 2001

Net Sales and Service Income. Net Sales decreased $724,000 or 9.6%, to $6.83 million in the third quarter of fiscal 2002 from $7.55 million for the same period in fiscal 2001. Of the decrease, $671,000 was due to one of our major customers filing for Chapter 11 bankruptcy protection. Net sales also decreased as a result of the reduction in capital spending due to recent credit tightening occurring in the cable television industry. New equipment sales were $2.77 million, for the current period compared with $3.05 million in fiscal 2001. Sales from remanufactured equipment were $3.16 million for the current period, compared with $3.36 million in the same period last year. Repairs were $894,000 for the current quarter, compared with $1.05 million last year.

Cost of Goods Sold. Cost of goods sold decreased to $3.35 million for the third quarter of fiscal 2002 from $3.87 million for the same period of fiscal 2001. The decrease was primarily due to the decrease in sales for the period.

Gross Profit. Gross Profit decreased $204,000 or 5.6% to $3.48 million for the third quarter of fiscal 2002 from $3.68 million for the same period in fiscal 2001. The gross margin percentage was 51.0% for the current quarter, compared to 48.7% for the same quarter last year.

Operating Expenses. Operating expenses increased to $2.01 million in the third quarter of fiscal 2002 from $1.90 million in 2001, an increase of 6.1%. The increase in operating expenses was primarily due to higher operating expenses resulting from the acquisition of Comtech, coupled with reserving $62,000 for bad debts associated with one of our customers filing bankruptcy.

Income from Operations.   Income from operations decreased $321,000, or 18.0% to
$1.46 million for the third quarter of fiscal 2002 from $1.78 million for the same period last year. This decrease was primarily due to higher expenses associated with operating expenses resulting from the recent acquisitions.


Comparison of Results of Operations for the Nine Months Ended June 30, 2002 and June 30, 2001

Net Sales and Service Income. Net Sales increased $1.1 million or 6.6%, to $18.3 million in the first nine months of fiscal year 2002 from $17.1 million for the same period in 2001. The increase was primarily due to higher new equipment sales, which increased to $7.75 million from $6.93 million last year primarily due to our acquisitions of NCS and Comtech (acquired in the second and third quarters of 2001, respectively) and as a result of our distributorship with Scientific-Atlanta (initiated in the fourth quarter of 2001). In addition, repairs have increased to $2.70 million in this period from $2.37 million last year. Revenue from re-manufactured equipment increased to $7.79 million in the first nine months of fiscal year 2002 from $7.54 million for the same period last year primarily due to the synergies created from our latest
acquisitions.   NCS and Comtech had sales of $2.58 million and $1.45 million, respectively.

Cost of Sales. Cost of goods sold increased to $9.13 million for the nine month period of fiscal 2002 from $8.70 million for the same period of fiscal 2001.
The increase was primarily due to the increase in sales.

Gross Profit. Gross Profit increased $699,000 or 8.3% to $9.12 million for the nine month period of fiscal 2002 from $8.42 million for the same period last year. The gross margin percentage was 50.0% for the current nine month period, compared to 49.2% for the same period in fiscal 2001.

Operating Expenses.   Operating expenses increased to $5.35 million in the nine
month period of fiscal 2002 from $4.38 million in 2001, an increase of 22.1%. The increase in operating expenses was primarily due to the acquisitions of NCS and Comtech.

Income from Operations.   Income from operations decreased $273,000 or 6.7%, to
$3.78 million for the first nine months of 2002 from $4.05 million for the same period last year. This decrease was primarily due to overall revenue increase offset by higher operating expenses resulting from the recent acquisitions.


Liquidity and Capital Resources

The company has a line of credit with the Bank of Oklahoma under which it is authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (3.5% at June 30, 2002). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at June 30, 2002 of $4.8 million, due June 30, 2003.

The Company finances its operations primarily through internally generated funds and a bank line of credit. The company also owes from the NCS purchase, a $300,000 obligation due $25,000 per quarter (of which a $175,000 balance remains payable) and a $200,000 obligation payable quarterly at 7%(of which a balance of $117,000 remains). Both notes are payable quarterly, with 7 quarters remaining. Notes payable to Chymiak Investments, LLC for loans used to purchase buildings at Comtech and ADDvantage Technologies Group of Texas, include two notes issued in June 2001 for $328,000 and $150,000, respectively (of which balances of $328,000 and $140,000 remains, respectively) bearing interest at 7.5% due monthly with a 10 year term.

Stockholder loans include a $1.2 million note, due on demand, bearing interest at the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable.

The Company has authorized the repurchase of up to $l.0 million of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including
possible use in the company's employees' stock plans or for acquisitions.   The
Company did not repurchase any shares during the first nine months of the fiscal year.

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

PART II-OTHER INFORMATION


OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit No.        Description

     99.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K for the quarter ended June 30, 2002:

     None

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





ADDVANTAGE TECHNOLOGIES GROUP, INC.


 Signature                             Title                             Date
 ---------                             -----                             ----


/S/ Kenneth A. Chymiak
------------------------       Director and President           August 13, 2002
    Kenneth A. Chymiak      (Principal Executive Officer)

/S/ Adam R. Havig
-----------------------             Controller                  August 13, 2002
    Adam R. Havig           (Principal Accounting Officer)