Form 10KSB
period 2002-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2003-01-10
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-KSB

        [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended September 30, 2002

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 1-10799

                    ADDVANTAGE TECHNOLOGIES GROUP, INC.
              (Name of small business issuer in its charter)


                    Oklahoma                       73-1351610
        -------------------------------       -------------------
          (State or other jurisdiction          (I.R.S. Employer
                      of                      Identification No.)
        incorporation or organization)

                1605 East Iola
            Broken Arrow, Oklahoma                   74012
       -------------------------------       --------------------
            (Address of principal                 (Zip code)
              executive offices)
                  Issuer's telephone number:  (918) 251-9121

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

     Yes  X       No
         ---         ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year are $25,408,931.

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $1,196,204 as of December 26, 2002.

As of the latest practicable date, the number of the registrant's common stock, $.01 par value per share, outstanding was 10,010,414 as of December 26, 2002.

The definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Registrant's 2003 annual meeting of shareholders is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent fiscal year.

             TRANSITIONAL SMALL BUSINESS DISCLOSURE
            FORMAT (CHECK ONE):  Yes  [ ]        No  [X]

                   Forward Looking-Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals and objectives and other similar matters. The words "estimates", "projects," "intends," "expects," "anticipates," "believes," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. These and other statements which are not historical facts are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are subject to a number of risks, uncertainties and developments beyond the control or foresight of the Company, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in the Company's personnel and other such factors.
The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in the forward-looking statements. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.



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

     On November 22, 1999, the Company's wholly owned subsidiary, Lee CATV Corporation, a Nebraska corporation ("Lee"), merged with Diamond W Investments, Inc., a Nebraska corporation ("Diamond"). Lee was the surviving corporation and is carrying on the business and operations previously conducted by Diamond. Diamond was established in 1986 as a full service repair and sales center, selling new and re-manufactured cable equipment, designing, pre-wiring, installing and repairing along with FCC Proof of Performance on all types of headend equipment. Diamond built its reputation on high-quality with prompt turn around in repairs and technical training for their customers. As a result of the merger, the shareholders of Diamond received 27,211 shares of the Company's Series C Convertible Preferred Stock (which have since been converted into 272,110 shares of the Company's common stock) and a promissory note in the original principal amount of $271,000, which was paid over two years with interest at the rate of 8.0% per annum.

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

     In May 2001, the Company purchased from Nick Ferolito and Russell Brown all of the issued and outstanding stock of Fero-Midwest, Inc. dba

Comtech Services, a Missouri corporation ("Comtech"). The consideration for the acquisition was $250,000 in cash and assumption of certain liabilities totaling approximately $449,000. As a result of this transaction, Comtech became a wholly owned subsidiary of the Company.

Current Business

     The principal business of the Company is the sale and repair of cable television ("CATV") equipment. This includes new, surplus and re-manufactured equipment. Customers of the Company include: cable operators, apartment complexes, universities and other entities that distribute broadband signals. The Company has recently shifted its focus in order to keep up with the market demands of high-speed, two way interactive network equipment. TULSAT, a subsidiary of ADDvantage, became Scientific-Atlanta's first authorized outlet for factory re-manufactured and surplus products in the United States. TULSAT offers customers recently factory remanufactured broadband products that will enable them to bring fiber deeper to the home without hassle and delay. With TULSAT as an authorized distributor for Scientific-Atlanta, customers seeking these recently discontinued model products and close-out inventory specials now have a cost-efficient, reliable, recognized source. While future profit margins could drop slightly from historical averages, management expects this strategy to propel revenue and profit growth. By continuing to purchase surplus equipment from cable operators that result from an upgrade in their systems or an overstock in their warehouse, and by expanding the repair side of the business, the Company expects to be able to continue to enjoy a healthy profit margin. The Company supplies or services virtually any type of electronic equipment a cable operator would use, from the headend (receiving and transmitting site) to the converter box at the customer's home.

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

     The broadband signal distribution industry (involving the high-speed transmission of television, telephony and internet signals) is currently dominated by CATV. The markets for wireless, direct-broadcast satellite ("DBS") and digital subscriber line ("DSL") used for this purpose are growing rapidly, creating increased competition to the cable operator. To fight competition, the operators offer more services and more TV channels as well as discounted prices. Lie the systems described in the preceding paragraph, the lineup of services typically includes an analog block of channels from 54 to 550 MHz, high speed data service using high-speed cable modems, cable telephony either interfacing with switched networks or internet protocol networks, and digital television in the 550 to 750 MHz range. These upgraded services are possible in every system that has been rebuilt to 750 MHz of bandwidth. The standard architecture for these enhanced systems contemplates a hybrid distribution network with a combination of fiber optic cable to nodes of 100 to 500 subscribers, with coaxial cable from the node to the customer and full reverse-path capability for the pay-per-view, data and phone services, typically called a hybrid fiber coaxial ("HFC") network.

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

     The CATV and Broadband industry has experienced a significant reduction in capital spending beginning with fiscal 2001 that continued through most of fiscal 2002. In addition, the market capitalization value of several multiple system operators (MSOs) has recently declined and their debt level as a percent of total market capitalization value has increased. The debt ratings of several MSOs have also been downgraded. These conditions have impacted and may continue to impact the MSOs ability in the near term to raise additional capital to fund equipment purchases.
Although the conditions described above have slightly impacted net sales, there is unpredictability of the impact of the economic conditions in the industry will have in future periods.

     Over the last few years, the CATV industry has seen a number of mergers and acquisitions take place. This consolidation has left over 90% of the US cable market controlled by seven of the largest MSOs. Of the over 105 million homes passed by the top twenty-five MSOs in the United States, only about 18% subscribed to more than "basic cable." Therefore, substantial opportunity exists for demand-driven growth in the sales of our products and services, provided the trend of subscriber demand for higher speed internet, alternative telephony, and other services requiring more sophisticated equipment continues in the future.

Business of the Company

     The basic strategy of the Company is to: (a) maintain and expand its current customer base in North America for the sale of new, surplus and re-manufactured CATV equipment while continuing to expand the repair side of the business and (b) continue to evaluate and consider the acquisition of existing companies in the industry within specific geographic areas utilizing their service and sales staffs to increase sales.

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

     The Company expects that CATV operators will continue to upgrade the technological capabilities of their systems and increase channel capacity in order to meet subscriber demand for more programming services, such as expanded pay-per-view, premium services and digital cable audio, which, in turn, provides opportunities for increased revenues for the CATV operators. In addition, new technologies can improve a CATV operator's margins and customer services by increasing the CATV system's reliability, picture quality and the "user friendliness" of the converter. The Company also expects CATV operators to increase spending to meet governmental requirements for renewing franchises and to position themselves to enter new and potential markets such as telephone and personal communications networks. With ADDvantage Technologies subsidiaries serving as distributors for equipment manufacturers (TULSAT - Scientific Atlanta, Blonder Tongue, Drake and Comscope; Comtech - Standard; NCS - Motorola and ProMax), the Company can continue to grow its new equipment and surplus sales to the largest MSOs of the industry by offering a diverse product line.

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

     With respect to technology, CATV operators and suppliers, including the Company, are demonstrating that system upgrades with currently available equipment and system architectures can be used as a basis to provide advanced subscriber services, as described earlier in the HFC network. Moreover, the growing use of United States broadband system designs and equipment in international markets, where CATV penetration is low, presents another opportunity for sales of the Company's systems and equipment.

Products and Services

     The majority of the Company's business is the sale of new and surplus-new (i.e. excess equipment available from the manufacturer) CATV equipment. New and surplus sales represent 46% of company revenues and re-manufactured sales represent 38% of the revenues. The following is a list of the products sold by the Company with a brief description of the application of each product line:

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

         Headend equipment is used to provide signal acquisition, processing and manipulation for further transmission. Among the products offered by the Company in this category are Scientific Atlanta, Blonder Tongue, Magnavox, General Instruments and Drake lines of satellite receivers, integrated receiver/decoders, videociphers, demodulators, modulators, amplifiers, equalizers, processors, antennas, and antenna mounts. The Company specializes in the re-manufacturing and repairing of various manufacturers' lines of headend products as well as modifying these for use in different video formats.

         Repair Services are offered for all product lines, with an emphasis in headend equipment. The Company expects this area to grow significantly with the Company's focus on this side of the business and as additional mergers or acquisitions develop.

Sales and Marketing

     The majority of the Company's sales activity is generated through personal relationships developed by its sales personnel and executives, referrals from being distributor for several large manufacturers of CATV equipment, advertising in trade journals and other periodicals, telemarketing and direct mail to cable operators in the United States. The Company has developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. The Company purchases a large amount of its inventory from cable operators who have upgraded, or are in the process of upgrading their systems. The sales and purchasing functions operate under the same umbrella using a computerized buy/sell board to coordinate the activity between the two.

     The Company is not dependent on one or a few customers to support its business. The customer base consists of over 1,200 active accounts. However, approximately 33% of the Company's revenues for both fiscal years 2002 and 2001 were derived from sales of products and services to the Company's five largest customers. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer.

Competition

     The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. There are a number of businesses similar to the Company throughout the United States engaged in buying and selling re-manufactured CATV equipment. Most competitors are not able to maintain the large inventory the Company maintains due to capital requirements. In terms of sales and inventory, the Company is the largest in this industry providing both sales and service of new and re-manufactured CATV equipment.

      The Company also faces competition from vendors supplying new products and various manufacturers in this industry. Due to its large inventory, the Company generally has the ability to ship and supply products to their customers from its large inventory without having to wait for the manufacturers to supply the items.

Personnel

     At September 30, 2002, the Company had 134 employees. Management considers its relationships with its employees to be excellent. The employees of the Company are not unionized and the Company is not subject to any collective bargaining agreements.


ITEM 2.   DESCRIPTION OF PROPERTY

     Each subsidiary owns or leases property for office space and warehouse facilities. TULSAT leases a total of approximately 133,050 square feet of facilities in seven buildings from entities, which are controlled by David E.Chymiak and Kenneth A. Chymiak. Each lease has a renewable five-year term, expiring at different times in years 2003 through 2005. At September 30, 2002, total monthly rental payments of $36,500 were required. Lee owns property of approximately 8,000 square feet, with an investment of $246,000. NCS rents property of approximately 6,000 square feet. The term is month-to-month, with monthly rental payments of approximately $3,100
required.   Comtech owns property of approximately 11,000 square feet, with an investment of $342,000, financed by loans of $323,000 from Messrs. David Chymiak and Kenneth Chymiak, which bear interest at 7.5% and are due in monthly payments through 2011. TULSAT-Texas owns property of approximately 13,000 square feet, with an investment of $150,000, financed by loans of $137,000 from Messrs. David Chymiak and Kenneth Chymiak, which bear interest at 7.5% and are due in monthly payments through 2011. TULSAT-Atlanta rents property of approximately 2,600 square feet. The term is month-to-month, with monthly rental payments of approximately $1,400. The Company believes that its current facilities are adequate to meet its needs.


ITEM 3.   LEGAL PROCEEDINGS

     The company is not involved in any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fiscal quarter ended September 30, 2002.



                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the OTC Bulletin Board under the symbol ADDM.

     The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for the Company's common stock as quoted on the OTC Bulletin Board. Quotations represent inter-dealer prices without an adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:



Year Ended September 30, 2001                 High                Low
------------------------------                ----                ---
First Quarter                                $2.00               $0.81
Second Quarter                               $2.22               $1.03
Third Quarter                                $1.63               $0.86
Fourth Quarter                               $1.90               $0.81



Year Ended September 30, 2002                 High                Low
                                              ----                ---
First Quarter                                $1.05               $0.95
Second Quarter                               $1.15               $0.65
Third Quarter                                $1.35               $0.65
Fourth Quarter                               $1.30               $0.66


     Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of December 26, 2002, there were approximately 80 holders of record of common stock. However, the Company believes there are in excess of 825 beneficial owners of common stock.


Dividend Policy

     The Company has never declared or paid a cash dividend on its common stock. It has been the policy of the Company's Board of Directors to use all available funds to finance the development and growth of the Company's business. The payment of cash dividends in the future will be dependent upon the earnings and financial requirements of the Company and other factors deemed relevant by the Board of Directors. Under the terms of the Company's outstanding preferred stock, no dividends may be paid on the Company's common stock unless all cumulative cash dividends due on the preferred stock have been paid or provided for.



     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Risk Factors" and "Business" and elsewhere in this report.

     General
     -------

     ADDvantage Technologies Group, Inc and its subsidiaries, TULSAT, Lee CATV Corporation, NCS Industries, Comtech Services, TULSAT - Texas and TULSAT - Atlanta comprise an organization involved in the re-manufacture, repair and sale of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators. New sales are defined as products that are purchased from the manufacturer, and includes new surplus, which is defined as inventory items purchased from other distributors or MSO's with excess equipment that have never been
used.   Re-manufactured sales are defined as used inventory that is updated to meet customer needs and requirements.

     Overview
     --------

     It is difficult to time the placing of orders in our business due to cyclical conditions that exist in the broadband and cable industry and present economic conditions that affect it. Last year continued to be a challenging business environment in the industry due to a significant reduction in capital spending that began in the first quarter of fiscal 2001. We believe we are in a unique position to service those MSO's, which are looking to minimize costs. We have an abundance of inventory and we offer repair services, which are available to our customers, who include some of the largest cable operators of the industry. The industry conditions have affected all equipment suppliers, and we have worked to minimize the negative impact of these conditions on our financial results and operations. We have aggressively sought to stimulate sales by marketing our products and services to the larger MSO's and we have managed our receivables to minimize any bad debt write-offs. Our efforts have resulted in increasing sales in a down economy (11.0% over last year), minimizing the impact of the Adelphia bankruptcy (a $96,000 bad debt write-off, representing approximately 5% of sales to Adelphia, where the impact for other companies had been more severe) and minimizing the overall impact of bad debts written off in total compared to net income ($136,000, representing less than 7% of net income). However, our largest risk is our investment in inventory. After consideration of continued analysis, review, and evaluation of our inventory, we recorded an inventory write-down of $1.4 million due to a reduction of market prices on certain items of used and new inventory. We expect fiscal 2003 to be significantly improved based on preliminary results from increased sales in the first quarter of 2003 compared to first quarter 2002. However, there is no assurance that revenues in fiscal 2003 will continue to exceed those for comparable periods in fiscal 2002 due to the factors discussed elsewhere in this report.

     Set forth below is a description of how the business has performed over the last two years. The acquisitions of NCS (March 2001), Comtech and the formation of TULSAT-Texas (May 2001) and TULSAT-Atlanta (June 2002), have changed business operations significantly and we have seen a positive impact from these additions as they implement our management philosophies and strategies.

     Results of Operations

     Year Ended September 30, 2002 Compared to Year Ended September 30, 2001 (all references to years are to fiscal years)

     Net Sales. Net sales climbed $2.5 million or 11.0%, to $25.4 million for the year from $22.9 million for 2001. Despite the decrease in overall capital spending in the industry and the bankruptcies of several cable operators, new sales increased 31.7% from $9.0 million last year to $11.8 million this year as a result of our new distributorship with Scientific-Atlanta and the acquisition of NCS. Our focus on increasing repair revenue has resulted in an 18.5% increase in those revenues, from $3.3 million last year to $3.9 million this year primarily due to the acquisitions of Comtech and NCS. Although we are pleased with the results of repair services, they were severely impacted by the tightening of credit for the small cable operators and bankruptcy filings of several of our customers. Our revenue generated by sales of re-manufactured equipment has also been impacted by the economic slowdown. Revenue from re-manufactured equipment sales dropped 4.4% from $10.2 million last year to $9.8 million this year. The collective impact NCS, Comtech, and Tulsat-Texas had on sales in those 2002 months which correspond to the same months in 2001 prior to the acquisitions of those companies was $1.4 million.

     Cost of Sales. Cost of sales this year was 56.6% of net sales compared to 51.9% last year. Margins for the current year were affected by the inventory write-down of $1.4 million, discussed above.

     Operating Expenses. Operating expenses increased $1.4 million, or 22.0% in 2002 over the previous year. Most of this increase was directly attributable to operating expenses (primarily salaries and wages) associated with NCS, Comtech, Tulsat - Texas and the addition of the new facility, Tulsat - Atlanta, in 2002.

     Income from Operations. Income from operations decreased 27.1 %, to $3.5 million for 2002 from $4.9 million for 2001. This decrease was primarily due to the inventory write-down and operating costs associated with the recent acquisitions offset by higher net sales.

     Interest Expense. Interest expense for fiscal 2002 was $245,000 compared to $337,000 in fiscal 2001. The decrease was primarily attributable to a lower average interest rate on the Company's line of credit.

     Income Taxes. The provision for income taxes for fiscal 2002 decreased to $1.1 million from $1.7 million in fiscal 2001. The decrease was primarily due to lower pre-tax earnings coupled with a favorable impact from changes in the deferred tax valuation allowance.


     Critical Accounting Policies

     Note 1 to the Consolidated Financial Statements in Form 10-KSB for fiscal year 2002 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial
Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

     General
     --------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the carrying value of our inventory and, to a lesser extent, the adequacy of our allowance for doubtful accounts.

     Inventory Valuation
     --------------------

     Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

     We market our products primarily to MSO's and other users of cable television equipment who are seeking products for which manufacturers have discontinued production, or are seeking shipment on a same-day basis. Our position in the industry requires us to carry large inventory quantities relative to annual sales, but also allows us to
realize high overall gross profit margins on our sales.   Carrying these
large inventories represents the Company's largest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we are able to make in a reasonable period.

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We wrote certain items in inventory down to their estimated market values at September 30, 2002, increasing the cost of sales by $1,442,938. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

     Accounts Receivable Valuation

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2002, accounts receivable, net of allowance for doubtful accounts of $85,000, amounted to $3.3 million.


     Liquidity and Capital Resources

     The Company finances its operations primarily through internally generated funds and a bank line of credit.

     During 2002, the Company generated in excess of $2.4 million cash flow from operations, which it used to meet its preferred dividend obligations of $1.24 million, repay debt, and increase cash by $545,000.

     The Company has a line of credit with the Bank of Oklahoma under which it is authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (3.5% at September 30, 2002.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at September 30, 2002 of $4.5 million, due June 30, 2003.

     The Company has authorized the repurchase of up to $l.0 million of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in the company's employees' stock plans or for acquisitions. The Company did not repurchase any shares during the fiscal year.

     The Company believes that cash flow from operations, existing cash balances and its existing line of credit provide sufficient liquidity and capital resources to meet its needs.

     Impact of Recently Issued Accounting Standards

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SAFS 141), Statement of
Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The Company is currently not affected by SFAS 141, as there are no transactions covered by this pronouncement.

     Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will discontinue the amortization of its goodwill balances and intangible assets with indefinite useful lives effective October 1, 2002. The Company has goodwill from recent acquisitions and has not recorded any impairment at this time. The Company is currently evaluating the impact of SFAS 142 on its consolidated financial statements.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145).

This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect SFAS 145 to have a material impact on its financial condition and results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is currently not affected by SFAS 146 as there are no transactions covered by these pronouncements.

     In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires financial institutions to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

ITEM 7.   FINANCIAL STATEMENTS


           Index to Financial Statements                           Page
           -----------------------------                           ----

Independent Auditors' Report                                        17

Consolidated Balance Sheet, September 30, 2002                      18

Consolidated Statements of Income for Years Ended
September 30, 2002 and 2001                                         20

Consolidated Statement of Changes in Stockholders' Equity           21

Consolidated Statements of Cash Flows, Years Ended September 30,
2002 and 2001                                                       22

Notes to Consolidated Financial Statements                          24

                       INDEPENDENT AUDITORS' REPORT






The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. (the "Company") as of September 30, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2002, and the consolidated results of its operations and its cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


TULLIUS TAYLOR SARTAIN & SARTAIN LLP


December 12, 2002


                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            September 30, 2002

Assets
Current assets:
   Cash                                                                      $       775,740
   Accounts receivable, net of allowance of $85,212                                3,349,108
   Refundable income taxes                                                           156,190
   Inventories                                                                    17,584,237
   Deferred income taxes                                                             102,000
                                                                           ------------------
Total current assets                                                              21,967,275

Property and equipment, at cost
   Machinery and equipment                                                         1,994,045
   Land and buildings                                                                763,007
   Leasehold improvements                                                            496,509
                                                                           ------------------
                                                                                   3,253,560
Less accumulated depreciation and amortization                                    (1,040,989)
                                                                           ------------------

Net property and equipment                                                         2,212,571

Other assets:
   Deferred income taxes                                                           1,005,000
   Goodwill, net of accumulated amortization of $428,455                           1,319,626
   Other assets                                                                       26,858
                                                                           ------------------
Total other assets                                                                 2,351,484

                                                                           ------------------
Total assets                                                                 $    26,531,330
                                                                           ==================

                 See notes to consolidated financial statements.



                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
                            September 30, 2002

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $     1,471,672
   Accrued expenses                                                                  586,598
   Bank revolving line of credit                                                   4,473,681
   Notes payable - current portion                                                   166,667
   Dividends payable                                                                 310,000
   Stockholder notes                                                               1,135,702
                                                                           ------------------
Total current liabilities                                                          8,144,320
Notes payable                                                                         76,620
Stockholder notes                                                                    423,647
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                           8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,011,716 shares issued                                     100,117
   Common stockholders' deficit                                                   (2,159,210)
                                                                           ------------------
                                                                                  17,940,907

   Less:  Treasury stock, 20,000 shares at cost                                      (54,164)
Total stockholders' equity                                                        17,886,743
                                                                           ------------------
Total liabilities and stockholders' equity                                   $    26,531,330
                                                                           ==================

                 See notes to consolidated financial statements.


                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME


                                                   Year ended
                                                  September 30,
                                              2002                 2001
                                      ------------------------------------
Net sales and service income           $   25,408,931     $    22,884,566
Cost of sales                              14,370,776          11,885,210
                                      ------------------------------------
Gross profit                               11,038,155          10,999,356
Operating expenses                          7,498,175           6,144,174
                                      ------------------------------------
Income from operations                      3,539,980           4,855,182
Interest expense                              244,746             336,752
                                      ------------------------------------
Income before income taxes                  3,295,234           4,518,430
Provision for income taxes                  1,104,000           1,667,000
                                      ------------------------------------
Net income                                  2,191,234           2,851,430
Preferred dividends                         1,240,000           1,240,000
                                      ------------------------------------
Net income attributable to common
  stockholders                         $      951,234     $     1,611,430
                                      ====================================
Earnings per share:
  Basic                                $         0.10     $          0.16
  Diluted                              $         0.10     $          0.16


                 See notes to consolidated financial statements.




                                             ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           Years ended September 30, 2002 and 2001


                                                               Series A      Series B        Common
                                      Common Stock            Preferred      Preferred    Stockholders'   Treasury
                                        Shares     Amount       Stock          Stock         Deficit        Stock      Total
                                    --------------------------------------------------------------------------------------------
Balance, September 30, 2000             9,992,956 $ 99,930   $8,000,000    $12,000,000    $(4,735,204)   $(54,164)  $15,310,562

Net income                                                                                  2,851,430                 2,851,430

Preferred stock dividends                                                                  (1,240,000)               (1,240,000)

Issue common shares                      18,760        187                                     13,330                    13,517

                                    --------------------------------------------------------------------------------------------
Balance, September 30, 2001            10,011,716  100,117    8,000,000     12,000,000     (3,110,444)    (54,164)   16,935,509

Net income                                                                                  2,191,234                 2,191,234

Preferred stock dividends                                                                  (1,240,000)               (1,240,000)

                                    --------------------------------------------------------------------------------------------
Balance, September 30, 2002            10,011,716 $100,117   $8,000,000    $12,000,000    $(2,159,210)   $(54,164)  $17,886,743
                                    ============================================================================================

                                                                 -21-

                                       See notes to consolidated financial statements.




                                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended
                                                                            September 30,
                                                                         2002             2001
                                                                 --------------------------------
Cash Flows from Operating Activities
Net income                                                        $   2,191,234    $   2,851,430
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                        325,665          312,441
   Provision for deferred income taxes                                  (81,000)         117,000
   Change in:
      Receivables                                                      (509,811)       1,118,782
      Inventories                                                       144,883       (2,327,183)
      Other assets                                                       79,634          (26,431)
      Accounts payable and accrued liabilities                          221,863         (177,325)
                                                                 --------------------------------
Net cash provided by operating activities                             2,372,468        1,868,714
                                                                 --------------------------------
Cash Flows from Investing Activities
Additions to property and equipment                                    (610,630)        (583,536)
Proceeds from sale of investment in Ventures                                -            657,569
Purchase business combinations, net of cash acquired of
   $575,958 in 2001                                                         -         (1,090,269)
                                                                 --------------------------------
Net cash used in investing activities                                  (610,630)      (1,016,236)
                                                                 --------------------------------

Cash Flows from Financing Activities
Net borrowings under line of credit                                     222,548          895,585
Payments on stockholder loans                                          (150,000)        (300,000)
Payments on notes payable                                               (49,204)             -
Payments of preferred dividends                                      (1,240,000)      (1,240,000)
                                                                 --------------------------------
Net cash used in financing activities                                (1,216,656)        (644,415)
                                                                 --------------------------------

Net increase in cash                                                    545,182          208,063

Cash, beginning of year                                                 230,558           22,495

                                                                 --------------------------------
Cash, end of year                                                 $     775,740    $     230,558
                                                                 ================================


                 See notes to consolidated financial statements.




                                  ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   September 30,
                                                                       2002             2001
                                                                 --------------------------------
Supplemental Cash Flow Information
   Cash paid for interest                                         $     244,253    $     343,460
   Cash paid for income taxes                                     $   1,832,342    $   1,462,000



                 See notes to consolidated financial statements.

                    ADDVANTAGE TECHNOLOGIES GROUP, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended September 30, 2002 and 2001


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

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

Property and equipment

Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized.
Depreciation expense was $157,267 and $165,493 for the years ended September 30, 2002 and 2001, respectively.

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

Revenue recognition

Our principal sources of revenues are from sales of new, remanufactured or used equipment, and repair services. Revenue is recognized when inventory
or service components are shipped to the customers.    The Company's
revenue recognition policies are in compliance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission.

Advertising costs

Advertising  costs  are  expensed  as incurred.   Advertising  expense  was
$224,468 and $229,947 for the years ended September 30, 2002 and 2001, respectively.

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

Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

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

Goodwill

Goodwill is amortized on a straight-line basis over periods ranging from 10 to 20 years. Amortization of goodwill for the years ended September 30, 2002 and 2001, was $168,398 and $144,838, respectively.

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

Impact of recently issued accounting standards

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SAFS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS
142), and Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. The Company is currently not affected by SFAS 141, as there are no transactions covered by this pronouncement.

Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will discontinue the amortization of its goodwill balances and intangible assets with indefinite useful lives effective October 1, 2002, and will evaluate the carrying value of goodwill during the first quarter of fiscal 2003. The Company is currently evaluating the impact of SFAS 142 on its consolidated financial statements.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This
Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not expect SFAS 145 to have a material impact on its financial condition and results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is currently not affected by SFAS 146 as there are no transactions covered by these pronouncements.

In October 2002, the Financial Accounting Standards Board issued FASB Statement No. 147, Accounting for Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 amends SFAS 72 and no longer requires financial institutions to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. In addition, SFAS 147 amends SFAS 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Management does not anticipate that the adoption of SFAS 147 will have any material impact on the financial statements.

Note 2 - Inventories

Inventories are summarized as follows:

                                      2002          2001
                                 ---------------------------
         New                     $ 11,731,604    $10,642,719
         Used                       5,852,633      7,086,402
                                 ---------------------------
                                 $ 17,584,237    $17,729,121
                                 ===========================


New inventory includes products purchased from the manufacturers plus "surplus-new" which is unused products purchased from other distributors or multiple system operators. Used inventory includes factory remanufactured, Company remanufactured and used products.

We regularly review inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We wrote certain items in inventory down to their estimated market values at September 30, 2002, increasing the cost of sales by $1,442,938.


Note 3 - Line of Credit, Stockholder Notes, and Notes Payable

At September 30, 2002, a $4,473,681 balance is outstanding under a $9.0 million line of credit due June 30, 2003, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (3.5% at September 30, 2002). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. In The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $151,349 at September 30, 2002 and is included in the bank revolving line of credit.

Stockholder notes of $1,100,000 are subordinate to and bear interest at rates equal to the line of credit (3.5% at September 30, 2002). The notes are due on demand and are classified as current. Stockholder notes of $459,349, which were issued for purchases of real estate, bear interest at 7.5% and are due in monthly payments through 2011. Notes payable to unrelated parties of $243,291 are due in quarterly payments through 2004 with interest at 7%.

The aggregate maturities of stockholder and other notes payable for the five years ending September 30, 2007 are as follows: 2003 - $1,302,369; 2004 - $115,097; 2005 - $41,460; 2006 - $44,679; 2007 - $48,147; thereafter
- $250,884.

Note 4 - Income Taxes

The provisions for income taxes consist of:


                                       2002          2001
                                  --------------------------
         Current                  $ 1,185,000   $ 1,550,000
         Deferred                     (81,000)      117,000
                                  --------------------------
                                  $ 1,104,000   $ 1,667,000
                                  ==========================


The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the year ended September 30, :



                                             2002          2001
                                            ---------------------

         Statutory tax rate                  34.0%         34.0%
         State income taxes, net
           of U.S. federal tax
           benefit                            2.4           3.4
         Non-deductible goodwill
           amortization and other
           non-deductible expenses            1.5            .9

         Adjustment of deferred
           tax asset valuation allowance     (3.8)         (1.2)

         Other                               (0.6)         (0.2)
                                            ----------------------
                                             33.5%         36.9%
                                            ======================


Deferred  tax assets consist of the following at September 30,


                                                2002           2001
                                           -----------------------------
      Net operating losses carryforwards     $1,358,000     $1,449,000
      Tax basis in excess of financial
       basis of certain assets                   90,000        108,000
      Financial liability accruals              102,000         36,000
                                           -----------------------------
      Total deferred tax assets               1,550,000      1,593,000
      Valuation allowance                      (443,000)      (567,000)
                                           -----------------------------
      Net deferred tax asset                 $1,107,000     $1,026,000
                                           =============================

      Deferred  tax  assets   are
      classified as:
       Current                               $  102,000     $   36,000
       Noncurrent                             1,005,000        990,000
                                           -----------------------------
                                             $1,107,000     $1,026,000
                                           =============================


Utilization of ADDvantage's net operating loss carryforward of approximately $3,996,000 to reduce future taxable income is limited to an annual amount of $265,000. The NOL carryforward expires in varying amounts from 2014 to 2019. The valuation allowance was provided due to uncertainty surrounding the probability of utilizing all of the net operating loss carryovers. The allowance is adjusted annually based on management's current evaluation.


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

At September 30, 2002, 1,004,874 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 886,476 shares were available for future grants at September 30, 2002.

A   summary   of   the   status   of  the  Company's   stock   options   at
September 30, 2002 and 2001, and changes during the years then ended is presented below.



                                         2002                      2001
                                   -------------------     --------------------
                                             Wtd. Avg.                Wtd. Avg.
                                   Shares    Ex. Price      Shares    Ex. Price
                                   -------------------     --------------------
Outstanding, beginning of year     114,500     $2.07        40,000      $3.13
Granted                               -          -          74,500       1.50
Exercised                             -          -             -          -
Canceled                              -          -             -          -
                                   -------                 -------
Outstanding, end of year           114,500     $2.07       114,500      $2.07
                                   =======                 =======
Exercisable, end of year            46,125     $2.31        20,500      $2.65
                                   =======                 =======
Weighted average fair value of
Options granted                       N/A                    $1.82
                                   =======                 =======


The following table summarizes information about fixed stock options outstanding at September 30, 2002:



                Options Outstanding                     Options Exercisable
----------------------------------------------------- ------------------------
                              Weighted
                               Average
                   Number     Remaining                  Number
   Range of      Outstanding   Contract   Wtd. Avg.   Exercisable   Wtd. Avg.
Exercise Prices  At 9/30/02      Life     Ex. Price    at 9/30/02   Ex. Price
----------------------------------------------------- ------------------------
   $1.500          74,500      8.5 years    $1.50        23,125       $1.50

   $3.125          40,000      7.5 years    $3.13        23,000       $3.13
                  -------                               -------
                  114,500                                46,125


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


Note 6 - Operating Leases

The Company leases various properties primarily from a company owned by the Company's principal shareholders. Future minimum lease payments under these leases are as follows:


                    2003                     $  437,700
                    2004                        384,840
                    2005                        105,840
                    2006                         17,640
                                           -------------
                                             $  946,020
                                           =============


Total rental expense for all operating leases was $520,282 for the year ended September 30, 2002 and $482,800 for the year ended September 30,
2001. $438,000 of the total rental expense was paid to the Company's principal shareholders for 2002 and 2001.


Note 7 - Retirement Plan

The Company sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $111,144 during the year ended September 30, 2002 and $84,134 during the year ended September 30, 2001.

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

Following are the unaudited pro-forma result of operations for the year ending 2001, assuming the NCS and Comtech acquisitions occurred at the beginning of 2001.


                                                    2001
                                                (Unaudited)
                                             ----------------
      Net sales and service income           $   25,291,350
      Income before income tax                    4,355,760
      Income tax                                  1,494,026


The unaudited pro-forma result have been prepared for comparison purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on the dates indicated, or of future results of operations.

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


Note 10 - Earnings per Share


                                     Year ended       Year ended
                                    September 30     September 30
                                        2002             2001
                                    --------------------------------
Net income                           $ 2,191,234        $ 2,851,430
Dividends on preferred stock           1,240,000          1,240,000
Net income attributable to
   common shareholders -basic            951,234          1,611,430
Dividends on Series A convertible
   preferred stock                       400,000            400,000
                                    --------------------------------
Net income attributable to common
   shareholders - diluted            $ 1,351,234        $ 2,011,430
                                    ================================

Weighted average shares outstanding    9,991,716          9,991,716

Weighted average shares outstanding
   assuming dilution                  11,991,716         11,991,716
                                    ================================

Earnings per common share:
 Basic                                 $   0.10           $    0.16
 Diluted                                   0.10                0.16
                                    ================================


Earnings per common share-diluted are the same as basic earnings per share as conversion of potentially dilutive securities are anti-dilutive.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

     The information required by this item concerning the Company's officers, directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Identity of Officers," "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended September 30, 2002.


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

     2.5       The Purchase and Sale Agreement with Nick Ferolito,
               Russell Brown and Fero-Midwest d/b/a Comtech Services. The Registrant undertakes to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit listed in the Exhibit Index set forth elsewhere herein.

     3.1       Certificate of Incorporation of the Company and amendments.

     3.2       Bylaws of the Company, as amended.

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

     10.3 Employment Agreement, dated as of November 22, 1999, by and between Lee CATV Corporation, Randy L. Weideman and TULSAT Corporation incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

     10.4 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000.

     10.5 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000.

     21.1      Subsidiaries.

     23.1      Consent of Tullius Taylor Sartain & Sartain LLP.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None.

ITEM 14.  CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

          With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with ADDvantage Technologies, Inc.'s filing of its annual report on Form 10-KSB for the year ended September 30, 2002.

     (b)  Changes in internal controls.

          Subsequent to September 30, 2002 through the date of this filing of Form 10-KSB for the year ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ADDvantage Technologies Group, Inc.


Date:  January 9, 2002    By:
                                 /S/ Kenneth A. Chymiak
                              ---------------------------------------
                                     Kenneth A. Chymiak, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 30, 2002
                                 /S/ David E. Chymiak
                              ---------------------------------------
                                     David E. Chymiak, Chairman of the Board
                                     of Directors

Date:  December 30, 2002         /S/ Kenneth A. Chymiak
                              ---------------------------------------
                                     Kenneth A. Chymiak, President, Chief
                                     Executive Officer and Director (Principal
                                     Executive Officer and Principal Financial
                                     Officer)

                                 -38-
<

Date:  December 30, 2002         /S/ Adam R. Havig
                              ---------------------------------------
                                     Adam R. Havig, Controller (Principal
                                     Accounting Officer)

Date:  December 30, 2002         /S/ Gary W. Young
                              ---------------------------------------
                                     Gary W. Young, Director

Date:  December 30, 2002         /S/ Stephen J. Tyde
                              ---------------------------------------
                                     Stephen J. Tyde, Director

Date:  December 30, 2002         /S/ Freddie H. Gibson
                              ---------------------------------------
                                     Freddie H. Gibson, Director

Date:  December 30, 2002         /S/ Randy L. Weideman
                              ---------------------------------------
                                     Randy L. Weideman, Director


                               CERTIFICATION

I, Kenneth A. Chymiak, certify that:

1. I have reviewed this annual report on Form 10-KSB of ADDvantage Technologies Group, Inc, (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;

     a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003

                              /s/ Kenneth A. Chymiak
                              _______________________________________
                              Kenneth A. Chymiak
                              Chief Executive Office and Chief Financial
                              Officer


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

     2.2 The Amendment and Clarification of the Securities Exchange Agreement, dated as of September 16, 1999 incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999

     2.3       The Agreement and Plan of Merger, dated as of November
               22, 1999, by and among ADDvantage Media Group, Inc., TULSAT Corporation, Lee CATV Corporation, Diamond W Investments, Inc., Randy L. Weideman and Deborah R. Weideman incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

     2.4       The Sale and Purchase Agreement, dated as of March 2,
               2001 by and among ADDvantage Technologies Group, Inc., NCS Industries, Inc. and Richard S. Grasso incorporated by reference to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on March 16, 2001.

     2.5       The Purchase and Sale Agreement with Nick Ferolito,
               Russell Brown and Fero-Midwest d/b/a Comtech Services. The Registrant undertakes to furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit listed in the Exhibit Index set forth elsewhere herein.

     3.1 Certificate of Incorporation of the Company and amendments.

     3.2       Bylaws of the Company, as amended.

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

     10.3 Employment Agreement, dated as of November 22, 1999, by and between Lee CATV Corporation, Randy L. Weideman and TULSAT Corporation incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

     10.4 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000.


     10.5 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000.

     21.1      Subsidiaries.

     23.1      Consent of Tullius Taylor Sartain & Sartain LLP.

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.