Form 10KSB/A
period 2002-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2003-02-07
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10- KSB/A
                                 Amendment No. 1


              [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-10799

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                 (Name of small business issuer in its charter)


                     Oklahoma                       73-1351610
           (State or other jurisdiction          (I.R.S. Employer
                        of                      Identification No.)
          incorporation or organization)

                  1605 East Iola
             Broken Arrow, Oklahoma                   74012
             (Address of principal                 (Zip code)
               executive offices)

                      Issuer's telephone number:  (918) 251-9121

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


                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                  (1)  FORMAT (CHECK ONE):  Yes [ ]        No [x]

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Directors, Executive Officers, Promoters, and Control Persons

     The following persons are currently serving as directors and executive officers of the Company. Each director serves until the next annual meeting of the stockholders and until their successors are elected and qualified. Executive officers serve at the pleasure of the Board of Directors. Executive officer positions are noted in the biographical descriptions.

David E. Chymiak         Director since 1999

     David E. Chymiak, 57, has been the Chairman of our board since 1999. He is also the President and a director of our wholly owned subsidiary, TULSAT Corporation, which he and Kenneth A. Chymiak acquired in 1985.

Kenneth A. Chymiak       Director since 1999

     Kenneth A. Chymiak, 56, has been our President and Chief Executive officer since 1999. He is also the Executive Vice President and a director of TULSAT Corporation which he acquired with David E. Chymiak in 1985.

Freddie H. Gibson        Director since 1999

     Freddie H. Gibson, 55, has been the president and chairman of the board of directors of Heat Transfer and Equipment, a manufacturer of shell and turbo heat exchangers for oil and petroleum industries, since 1992.

Stephen J. Tyde               Director since 1999

     Stephen J. Tyde, 55, was the founder, president and chief executive officer of The Pump & Motor Works, Inc., an electric motor and turbo machinery manufacturing company from 1991- 2001. He was also the co-owner and chief operating officer of P&MW Holdings, Inc during the same period.

Gary W. Young            Director since 1990

     Gary W. Young, 61, served as our Executive Vice President - Finance and Administration from 1990-1999. He is also the owner and president of Young Ideas Inc., a financial consulting and investment company, he founded in 1987.

Randy L. Weideman        Director since 1999

     Randy L. Weideman, 46, founded Diamond W Investments, Inc. in 1985 and has served as its president since that time. We acquired Diamond W Investments, Inc. in 1999 and changed its name to Lee CATV Corporation.

             Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the Securities and Exchange Commission or the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports, and we are required to disclose in this proxy statement any failure to file by these dates during fiscal 2002.
     To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2002, all Section 16(a) filing requirements applicable to our executive officers, directors and more than 10% shareholders were complied with one exception. One of our directors, Stephen J. Tyde filed one late annual report with respect to three separate purchases of our shares during the 2001 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION


                             Summary Compensation Table
                                 Executive Officers


                                     Annual Compensation             Long-Term Compensation
                                 -------------------------  ---------------------------------
                                                                           Number
                                                    Other                of Shares
                                                    Annual   Restricted    Under-    Long-Term
                                                    Compen-    Stock       lying     Incentive
Name and                         Salary     Bonus   sation     Awards     Options     Payouts
Principal Position         Year  ($)(1)      ($)     ($)(2)      ($)      Granted       ($)
------------------         ----  -------    ------  -------    ------     -------       ---
David E. Chymiak           2002  225,000     -0-    10,000       -0-       1,000        -0-
 Chairman                  2001  213,463     -0-     8,500       -0-       1,000        -0-
                           2000  150,000     -0-     6,837       -0-       1,000        -0-


Kenneth A. Chymiak         2002  225,000     -0-    10,000       -0-       1,000        -0-
 President and             2001  213,463     -0-     8,500       -0-       1,000        -0-
 Chief Executive Officer   1999  150,000     -0-     6,837       -0-       1,000        -0-

     ________________
  (1) These amounts represent the salaries paid to these officers by TULSAT Corporation.
  (2) Other annual compensation represents, in 2002, 2001, 2000 our contribu-tions on behalf of each of the individuals to our 401(k) Plan.


                        Option Grants During Fiscal 2002

     The following table sets forth information regarding options granted during fiscal 2002 to named executive officers.

<OPTION>


                                      % of Total
                       Number of        Options
                         Shares       Granted to
                       Underlying      Employees
                        Options        in Fiscal   Exercise Price
 Name                   Granted           Year         ($/Sh)        Expiration Date
 -----                 ----------     -----------  --------------    ---------------
 Kenneth A. Chymiak      1,000            33.0%       $ 0.81           3/6/12
 David E. Chymiak        1,000            33.0%       $ 0.81           3/6/12


                    Option Exercises and Year-End Value Table

     There were no stock options exercised by the named executive officers during fiscal 2002. The following table sets forth information regarding the value of unexercised stock options held by each of the named executive officers as of the year ended September 30, 2002.




                                                    Number of Shares of          Value of Unexercised
                          Shares                  Common Stock Underlying        In-the-Money Options
                       Acquired on     Value        at September 30, 2000        at September 30, 2000
Name                    Exercise     Realized    Exercisable  Unexercisable   Exercisable Unexercisable
------------          ------------   ---------   -----------  -------------   ----------- -------------
Kenneth A. Chymiak          -            -           3,000           -          $2,100           -
David E. Chymiak            -            -           3,000           -          $2,100           -




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares of common stock or preferred stock beneficially owned (as of January 28, 2003) by:

  - each person who we know beneficially owns more than 5% of our common stock;

  -    each director;

  -    each executive officer named in the Summary Compensation Table on page 2;
       and

  -    our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.



                      Beneficial Ownership

                                                      Number of              Number of
                               Number of              Shares of              Shares of
                               Shares of              Series A               Series B
                                 Common               Preferred              Preferred
                                 Stock      Percent     Stock      Percent     Stock       Percent
  Name and Address of         Beneficially     of    Beneficially     of    Beneficially      of
   Beneficial Owner             Owned (1)    Class     Owned (2)    Class      Owned        Class
   ----------------             ---------    -----     ---------    -----      -----        -----
  Gary W. Young                138,708 (3)     1.4%       -0-         -0-        -0-          -0-
  5905 S. Knoxville Ave.
  Tulsa, OK  74135

  David E. Chymiak           4,169,100 (4)    41.6%     100,000      50.0%     150,000       50.0%
  1605 E. Iola
  Broken Arrow, OK  74012

  Kenneth A. Chymiak         4,003,000 (4)    40.0%     100,000      50.0%     150,000       50.0%
  1605 E. Iola
  Broken Arrow, OK  74012

  Stephen J. Tyde               20,000 (4)      *         -0-         -0-        -0-          -0-
  8008 S. Fulton Ave.
  Tulsa, OK  74136

  Freddie H. Gibson              3,000 (4)      *         -0-         -0-        -0-          -0-
  808 S. Erie Avenue
  Tulsa, OK  74136

  Randy L. Weideman            138,780 (4)     1.4%       -0-         -0-        -0-          -0-
  Highway 136 West
  Deshler, NE  68340

  All Executive Officers     8,473,588(3,4)   84.6%    200,000        100%    300,000         100%
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

(3) Includes 27,000 shares are subject to stock options which are fully exercisable.

(4) Includes 3,000 shares subject to stock options which are fully exercisable.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from TULSAT Corporation on September 30, 1999 the real estate and improvements comprising the headquarters and a substantial portion of the other office and warehouse space of TULSAT Corporation for a price of $1,286,000. The price represents the appraised value of the property less the sales commission and other sales expenses that would have been incurred by TULSAT Corporation if it had sold the property to a third party in an arm's-length transaction. TULSAT Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property under which the annual rental due to Chymiak Investments, L.L.C. is $180,000. TULSAT Corporation is leasing other property from Chymiak Investments, L.L.C. and paid that company $150,000 in 2001 and 2002; and is scheduled to pay $126,500 for 2003, and $78,000 for 2004.

     In fiscal 2001, ADDvantage Technologies Group of Texas borrowed $150,000 each on June 26, 2001 from Chymiak Investments, L.L.C for the purchase of a building comprising of office and warehouse space at the location in Texas. The note is payable at 7.5% over 10 years and total interest paid in 2002 was $10,694.

     In fiscal 2002, ADDvantage Technologies Group of Missouri completed additions at its location in Missouri and financed $342,000 from Chymiak Investments, L.L.C for a building comprising of office and warehouse space. The note is payable at 7.5% over 10 years and total interest paid in 2002 was $21,657.

     Chymiak Investments Inc., which is owned by Kenneth A. Chymiak and his wife, Susan C. Chymiak, owns three other properties leased to TULSAT Corporation for five-year terms (all ending in 2003) at rentals of $3,000 per month each (aggregate rentals per year of $108,000 for all three buildings).

     The Company has outstanding, unsecured stockholder loans of $1,100,000. Of this amount, $950,000 is payable to revocable trusts for the benefit of Kenneth
A. Chymiak and his wife and $150,000 is payable to David E. Chymiak. The interest rate on the notes is one and one-quarter percentage point below the Chase Manhattan Bank Prime, which is the same rate as the Company's bank line of credit. The current rate on the notes is 3.5% and the total interest paid on the notes was $79,166 in 2001 and $47,352 in 2002.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADDvantage Technologies Group, Inc.


Date: February 6, 2003                  By: /S/ Kenneth A. Chymiak
                                        ---------------------------------------
                                        Kenneth A. Chymiak, President and Chief
                                        Executive Officer


                                  CERTIFICATION

I, Kenneth A. Chymiak, certify that:

1. I have reviewed this amendment to annual report on Form 10-KSB/A of ADDvantage Technologies Group, Inc, (the "Company");

2. Based on my knowledge, this annual report, as amended hereby, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended hereby,;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended hereby, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report, as amended hereby,;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;

     a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report, as amended hereby, is being prepared;

     b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report, as amended hereby, (the "Evaluation Date"); and

     c. Presented in this annual report, as amended hereby, my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

     b. Any fraud, whether or not material that involves management or other employees who have a significant role in the Company's internal controls ; and

     6. I have indicated in this annual report, as amended hereby, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

                              /s/ Kenneth A. Chymiak
                              _______________________________________
                              Kenneth A. Chymiak
                              Principal Executive Office and Principal Financial Officer