Form 10QSB
period 2002-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2003-02-10
CIK 874292

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2002

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

                                 (918) 251-9121
                        (Registrant's telephone number)

      Check  whether the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such filing requirements  for  the  past  90  days.
Yes    X       No _____

Shares outstanding of the issuer's $.01 par value common stock as of December 31, 2002 were 10,010,414.

Transitional  Small  Business  Issuer  Disclosure  Format  (Check   one):
Yes ___  No    X

                        Part I - Financial Information                   Page
                                                                         ----

Financial Information:

	Item 1.    Financial Statements

		Consolidated Balance Sheet
                        December 31, 2002                                  3

		Consolidated Statements of Income
                        Three Months Ended December 31, 2002 and 2001      5

		Consolidated Statements of Cash Flows
                        Three Months Ended December 31, 2002 and 2001      6

                Notes to Consolidated Financial Statements                 8

	Item 2.

		Management's Discussion and Analysis of the Financial
                        Condition and Results of Operation                10

        Item 3.

                Controls and Procedures                                   13


                           Part II - Other Information


        Item 6.    Exhibits and Reports on 8-K                            14

        Signatures                                                        15



                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                               CONSOLIDATED BALANCE SHEET
                                   December 31, 2002

Assets
Current assets:
   Cash                                                                                 $    763,153
   Accounts receivable, net of allowance of $34,920                                        3,221,016
   Refundable income taxes                                                                   156,190
   Inventories                                                                            19,221,574
   Deferred income taxes                                                                     102,000
                                                                                         ------------
Total current assets                                                                      23,463,933

Property and equipment, at cost
   Machinery and equipment                                                                 2,010,496
   Land and buildings                                                                        763,007
   Leasehold improvements                                                                    511,784
                                                                                         ------------
                                                                                           3,285,286
Less accumulated depreciation and amortization                                            (1,096,511)
                                                                                         ------------
Net property and equipment                                                                 2,188,776

Other assets:
   Deferred income taxes                                                                   1,005,000
   Goodwill, net of accumulated amortization of $428,455                                   1,319,626
   Other assets                                                                               27,100
                                                                                        -------------
Total other assets                                                                         2,351,726
                                                                                        -------------

Total assets                                                                            $ 28,004,435
                                                                                        =============


                         See notes to consolidated financial statements



                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                               CONSOLIDATED BALANCE SHEET
                                   December 31, 2002

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      $ 1,772,329
   Accrued expenses                                                                          429,838
   Accrued income taxes                                                                      556,827
   Bank revolving line of credit                                                           4,668,981
   Notes payable - current portion                                                           166,667
   Dividends payable                                                                         310,000
   Stockholder notes                                                                       1,060,702
                                                                                        -------------
Total current liabilities                                                                  8,965,344
Notes payable                                                                                 24,527
Stockholder notes                                                                            423,647
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued and
        outstanding with a stated value of $40 per share                                   8,000,000
      Series B, 7% cumulative; 300,000 shares issued and outstanding with
        a stated value of $40 per share                                                   12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,030,414 shares issued                                             100,304
   Common stockholders' deficit                                                           (1,455,223)
                                                                                        -------------
                                                                                          18,645,082

   Less:  Treasury stock, 20,000 shares at cost                                              (54,164)
                                                                                        -------------
Total stockholders' equity                                                                18,590,917
                                                                                        -------------
Total liabilities and stockholders' equity                                              $ 28,004,435
                                                                                        =============


                                             4

                         See notes to consolidated financial statements

                   ADDVANTAGE TECHNOLOGIES GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME


                                                        Three months ended
                                                           December 31,
                                                       2002            2001
                                                  -----------------------------
Net sales and service income                      $  7,696,978    $  5,584,729
Cost of sales                                        4,072,922       2,919,171
                                                  -----------------------------
Gross profit                                         3,624,056       2,665,558
Operating expenses                                   1,975,452       1,589,930
                                                  -----------------------------
Income from operations                               1,648,604       1,075,628
Interest expense                                        59,760          66,848
                                                  -----------------------------
Income before income taxes                           1,588,844       1,008,780
Provision for income taxes                             574,669         347,000
                                                  -----------------------------
Net income                                           1,014,175         661,780
Preferred dividends                                    310,000         310,000
                                                  -----------------------------
Net income attributable to common
  stockholders                                    $    704,175    $    351,780
                                                  =============================
Earnings per share:
  Basic                                           $       0.07    $       0.04
  Diluted                                         $       0.07    $       0.04




                         See notes to consolidated financial statements

                               ADDVANTAGE TECHNOLOGIES GROUP, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended
                                                                               December 31,
                                                                            2002         2001
                                                                       ----------------------------
Cash Flows from Operating Activities
Net income                                                             $  1,014,175    $   661,780
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                             57,678         85,088
   Provision for deferred income taxes                                         -            44,906
   Change in:
      Receivables                                                           128,091        708,295
      Inventories                                                        (1,637,336)       (13,622)
      Other assets                                                             (242)       145,295
      Accounts payable and accrued liabilities                              700,722       (825,375)

                                                                       ----------------------------
Net cash provided by operating activities                                   263,088        806,367
                                                                       ----------------------------

Cash Flows from Investing Activities
Additions to property and equipment                                         (33,882)      (164,083)
                                                                       ----------------------------
Net cash used in investing activities                                       (33,882)      (164,083)
                                                                       ----------------------------

Cash Flows from Financing Activities
Net borrowings (repayments) under line of credit                            195,301       (358,511)
Payments on stockholder loans                                               (75,000)          -
(Payments) proceeds on notes payable                                        (52,094)        31,164
Payments of preferred dividends                                            (310,000)      (310,000)
                                                                       ----------------------------
Net cash used in financing activities                                      (241,793)      (637,347)
                                                                       ----------------------------

Net (decrease) increase in cash                                             (12,587)         4,937

Cash, beginning of period                                                   775,740        230,558

                                                                       ----------------------------
Cash, end of period                                                      $  763,153    $   235,495
                                                                       ============================

                                                6


                          See notes to consolidated financial statements


                                ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended
                                                                               December 31,
                                                                            2002         2001
                                                                      ----------------------------
Supplemental Cash Flow Information
   Cash paid for interest                                             $   59,267      $   66,848
   Cash paid for income taxes                                         $      -        $  671,471







                                                 7

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


Note 2 - Description of Business


ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, ADDvantage Technologies Group of Nebraska, (dba "Lee Enterprise"), NCS Industries Inc. ("NCS"), ADDvantage Technologies Group of Missouri, (dba "Comtech Services"), ADDvantage Technologies Group of Texas, (dba "Tulsat - Texas"), and Tulsat - Atlanta LLC ("Tulsat - Atlanta")(collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.


Note 3 - Earnings per Share


                                                              Three Months ended
                                                                   December 31
                                                               2002         2001
                                                           ------------------------
   Net income attributable to common stockholders            $704,175    $351,780

Basic and Diluted EPS Computation:
   Weighted average outstanding common shares              10,004,181   9,991,776
   Earnings per Share                                          $0.07       $0.04


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At December 31, 2002, a $4,668,981 balance is outstanding under a $9.0 million line of credit due June 30, 2003, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (3.0% at December 31, 2002). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $435,945 at December 31, 2002 and is included in the bank revolving line of credit.

Stockholder loans of $1,033,680 bear interest at rates that correspond with the line of credit (3.0% at December 31, 2002) and are subordinate to the bank notes payable.

The notes are due on demand and are classified as current. Stockholder notes of $450,669, which were issued for purchases of real estate, bear interest at 7.5% and are due in monthly payments through 2011. Notes payable to unrelated parties of $191,194 are due in quarterly payments through 2004 with interest at 7%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We specialize in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for a number of different manufacturers of equipment and other products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (MSO's). As a result, our overall sales and profits are dramatically up for the first quarter of 2003, while adding approximately $1.6 million of inventory to further enhance our product offerings. We continue to believe that as cable companies look at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2002 and December 31, 2001

Net Sales. Net sales increased $2.1 million, or 37.8%, to $7.7 million in the first quarter of fiscal 2003, from $5.6 million for the same period in fiscal 2002, primarily due to the positive results of our marketing initiatives and
distributor relationships discussed in the previous paragraph.   New equipment
sales were up 78.6% to $4.08 million for the current period, compared with $2.28 million for the same period of fiscal 2002. Sales from remanufactured equipment were relatively flat at $2.46 million for the current period, compared with $2.39 million in the same period last year. Repair service revenues were up 45.1% to $1.21 million for the current quarter, compared with $833,000 for the same period last year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our new Atlanta operations which began in June of 2002.

Cost of Sales. Cost of sales increased to $4.07 million for the first quarter of fiscal 2003 from $2.91 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross profit climbed $958,000 or 36.0% to $3.62 million for the first quarter of fiscal 2003 from $2.67 million for the same period in fiscal 2002. The gross margin percentage was 47.1% for the current quarter, compared to 47.7% for the same quarter last year.

Operating Expenses. Operating expenses increased by $386,000 in the first quarter of fiscal 2003, to $1.98 million from $1.59 million for the same period in 2002, an increase of 24.2%. The increase in operating expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $573,000, or 53.2% to
$1.65 million for the first quarter of fiscal 2003 from $1.08 million for the same period last year. This increase was primarily due to increases in sales to the larger MSO's.


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

     General
     -------

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

     Inventory Valuation
     -------------------

     Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

     We market our products primarily to MSO's and other users of cable television equipment who are seeking products for which manufacturers have discontinued production, or are seeking shipment on a same-day basis. Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross profit margins on our sales. Carrying these large inventories represents the Company's largest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we are able to make in a reasonable period.
     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We wrote certain items in inventory down to their estimated market values at September 30, 2002, which resulted in a charge to cost of sales of $1.4 million for fiscal 2002. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

     Accounts Receivable Valuation
     -----------------------------

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2002, accounts receivable, net of allowance for doubtful accounts of $35,000, amounted to $3.2 million.

Liquidity and Capital Resources

     We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (3.0% at December 31, 2002). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at December 31, 2002 of $4.7 million, due June 30, 2003.
We intend to renew the agreement at the maturity date under similar terms and expect discussions to commence with our lender in the next couple of months.

     We finance our operations primarily through internally generated funds and a bank line of credit. We owe from the NCS purchase, a $300,0000 obligation due $25,000 per quarter (of which $125,000 remains payable) and a $200,000 note, due
quarterly at 7% (of which a balance of $75,000 remains).   Both notes are
payable quarterly, with 5 quarters remaining. Notes payable to Chymiak Investments, LLC for loans used to purchase buildings at Comtech and ADDvantage Technologies Group of Texas, include two notes issued in June 2001 for $328,000 and $150,000, respectively (of which balances of $317,000 and $134,000, respectively, remain) bearing interest at 7.5% per year due monthly with a 10 year term.

Stockholder loans include a $1.0 million note, due on demand, bearing interest at the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable. It is not expected that these loans will be called within the 2003 fiscal year.

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


Item 3.  Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

          Within 90 days prior to this report, with the participation of management, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures . Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission.. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


     (b)  Changes in internal controls.

          Subsequent to January 31, 2003 through the date of this filing of Form 10-QSB for the quarter ended December 31, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                            PART II-OTHER INFORMATION


                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a)Exhibit No.    Description

          99.1 Certification of the Chief Executive Officer and Chief Financial Officer

                Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

      (b)  Reports on Form 8-K for the quarter ended December 31, 2002:

  The Company filed a current report on Form 8-K on December 30, 2002 reporting under Item 9 the issuance of a press release announcing its financial results for the fiscal year ended September 30, 2002. A copy of the press release was an exhibit to the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                             (Registrant)

                                        /S/ Kenneth A. Chymiak
                                        ---------------------------------
Date:  February 7, 2003                 Kenneth A. Chymiak,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)


                                        /S/ Adam R. Havig
                                        ---------------------------------
Date:  February 7, 2003                 Adam R. Havig,
                                        Controller
                                        (Principal Accounting Officer)


                                  CERTIFICATION

I, Kenneth A. Chymiak, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ADDvantage Technologies Group, Inc, (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5.        I have disclosed, based on my most recent evaluation, to the
       Company's auditors and the audit committee   of Company's board of
       directors (or persons performing the equivalent functions):

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

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003


                                   /S/ Kenneth A. Chymiak
                                   ----------------------------------------
                                   Kenneth A. Chymiak,
                                   Principal Executive Office and Principal
                                   Financial Officer