Form 10QSB
period 2003-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2003-05-15
CIK 874292

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

Shares outstanding of the issuer's $.01 par value common stock as of March 31, 2003 were 10,010,414.

Transitional Small Business Issuer Disclosure Format (Check one):
Yes _____      No    X

                         Part I - Financial Information                 Page
                                                                        ----

Financial Information:

     Item 1.    Financial Statements

              Consolidated Balance Sheet
                 March 31, 2003                                           3

              Consolidated Statements of Income
                 Three Months and Six Months Ended
                    March 31, 2003 and 2002                               5

                 Consolidated Statements of Cash Flows
                    Six Months Ended March 31, 2003 and 2002              6

                 Notes to Consolidated Financial Statements               8

     Item 2.

                 Management's Discussion and Analysis of the Financial
                    Condition and Results of Operation                   10

     Item 3.

                 Controls and Procedures                                 14


                         Part II - Other Information


     Item 4.     Submission of Matter to a Vote of Security Holders      15

     Item 6.     Exhibits and Reports on 8-K                             15

     Signatures                                                          16



                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                               March 31, 2003
Assets
Current assets:
   Cash                                                          $    431,282
   Accounts receivable, net of allowance of $80,273                 3,748,383
   Inventories                                                     18,906,152
   Deferred income taxes                                               98,000
                                                                 ------------
Total current assets                                               23,183,817

Property and equipment, at cost
   Machinery and equipment                                          2,023,790
   Land and buildings                                               1,323,007
   Leasehold improvements                                             512,339
                                                                 ------------
                                                                    3,859,136
Less accumulated depreciation and amortization                     (1,156,702)
                                                                 ------------
Net property and equipment                                          2,702,434

Other assets:
   Deferred income taxes                                            1,003,000
   Goodwill, net of accumulated amortization of $428,455            1,319,626
   Other assets                                                        34,329
                                                                 ------------
Total other assets                                                  2,356,955
                                                                 ------------

Total assets                                                     $ 28,243,206
                                                                 ============



                    See notes to consolidated financial statements.

                                       3

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                              March 31, 2003

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $  1,776,433
   Accrued expenses                                                   550,457
   Accrued income taxes                                               275,132
   Bank revolving line of credit                                    3,945,833
   Notes payable - current portion                                    200,741
   Dividends payable                                                  310,000
   Stockholder notes                                                1,047,064
                                                                 ------------


Total current liabilities                                           8,105,660
Notes payable                                                         402,144
Stockholder notes                                                     405,078
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued
        and outstanding with a stated value of $40 per share        8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
        outstanding with a stated value of $40 per share           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,030,414 shares issued                      100,304
   Common stockholders' deficit                                      (715,816)
                                                                 ------------
                                                                   19,384,488

   Less:  Treasury stock, 20,000 shares at cost                       (54,164)
Total stockholders' equity                                         19,330,324

Total liabilities and stockholders' equity                       $ 28,243,206
                                                                 ============



                   See notes to consolidated financial statements.
                                       4

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME


                                           Three months ended           Six months ended
                                               March 31,                   March 31,
                                             2003       2002            2003        2002
                                         ------------------------   --------------------------
Net sales and service income             $ 8,570,726  $ 5,843,964   $ 16,267,704  $ 11,428,693
Cost of sales                              4,873,851    2,862,187      8,946,773     5,781,358
                                         ------------------------   --------------------------
Gross profit                               3,696,875    2,981,777      7,320,931     5,647,335
Operating expenses                         2,017,743    1,746,111      3,993,195     3,336,041
                                         ------------------------   --------------------------
Income from operations                     1,679,132    1,235,666      3,327,736     2,311,294
Interest expense                              43,626       48,522        103,386       115,370
                                         ------------------------   --------------------------
Income before income taxes                 1,635,506    1,187,144      3,224,350     2,195,924
Provision for income taxes                   586,097      407,000      1,160,766       754,000
                                         ------------------------   --------------------------
Net income                                 1,049,409      780,144      2,063,584     1,441,924
Preferred dividends                          310,000      310,000        620,000       620,000
                                         ------------------------   --------------------------
Net income attributable
 to common stockholders                  $   739,409  $   470,144   $  1,443,584   $   821,924
                                         ========================   ==========================

Earnings per share:
  Basic                                  $      0.07  $      0.05   $       0.14   $      0.08
  Diluted                                $      0.07  $      0.05   $       0.14   $      0.08




                   See notes to consolidated financial statements.

                                       5


                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six months ended
                                                                           March 31,
                                                                         2003       2002
                                                                     -------------------------

Cash Flows from Operating Activities
Net income                                                           $ 2,063,584  $ 1,441,924
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                         121,683      148,918
   Provision for deferred income taxes                                     6,000       89,813
   Change in:
      Receivables                                                       (243,085)     225,336
      Inventories                                                     (1,321,915)     256,500
      Other assets                                                        (7,471)    (117,467)
      Accounts payable and accrued liabilities                           543,752   (1,002,382)
                                                                     -------------------------
Net cash provided by operating activities                              1,162,548    1,042,642
                                                                     -------------------------
Cash Flows from Investing Activities
Additions to property and equipment                                     (611,549)    (379,960)
                                                                     -------------------------
Net cash used in investing activities                                   (611,549)    (379,960)
                                                                     -------------------------
Cash Flows from Financing Activities
Net repayments under line of credit                                     (527,848)    (147,473)
Payments on stockholder loans                                           (107,207)     (40,000)
Proceeds on notes payable                                                359,598       20,997
Payments of preferred dividends                                         (620,000)    (620,000)
                                                                     -------------------------
Net cash used in financing activities                                   (895,457)    (786,476)
                                                                     -------------------------
Net decrease in cash                                                    (344,458)    (123,794)

Cash, beginning of period                                                775,740      230,558

Cash, end of period                                                  $   431,282  $   106,764
                                                                     =========================



                      See notes to consolidated financial statements.

                                       6

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six months ended
                                                                           March 31,
                                                                         2003       2002
                                                                     -------------------------

Supplemental Cash Flow Information
   Cash paid for interest                                            $   102,893  $   115,370
   Cash paid for income taxes                                        $   734,300  $ 1,204,898





                     See notes to consolidated financial statements.



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


Note 3 - Earnings per Share



                                           Three months ended           Six months ended
                                               March 31,                   March 31,
                                             2003       2002            2003        2002
                                         ------------------------   ------------------------
Net income attributable to common
  stockholders                           $  739,409   $  470,144    $ 1,443,584   $  821,924

Basic and Diluted EPS Computation:
Weighted average outstanding common
  shares                                 10,010,414    9,991,716     10,007,298    9,991,716
Earnings per Share                       $     0.07   $     0.05    $      0.14   $     0.08


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At March 31, 2003, a $3,945,833 balance is outstanding under a $9.0 million line of credit due June 30, 2003, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (3.0% at March 31, 2003). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $94,783 at March 31, 2003 and is included in the bank revolving line of credit.

Stockholder loans of $950,000 bear interest at rates that correspond with the line of credit (3.0% at March 31, 2003) and are subordinate to the bank notes payable. The notes are due on demand and are classified as current. Stockholder notes, which were issued for purchases of real estate, total $502,142. Two of these notes totaling $441,829 bear interest at 7.5% and are due in monthly payments through 2011. Another note of $60,313 bears interest at 5.5% and is due in one installment in May 2003. Notes payable to unrelated parties totaled $602,885, of which $166,667 is due in quarterly payments through March 2004, with $66,667 of this amount bearing interest at 7%. The remaining note of $436,218 is due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus 1/4%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We specialize in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for a number of different manufacturers of equipment and other products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (MSO's). As a result, our overall sales and profits are dramatically up for the first six months of 2003, while adding approximately $1.3 million of inventory to further enhance our product offerings. We continue to believe that as cable companies look at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2003 And March 31, 2002

Net Sales. Net sales increased $2.73 million, or 46.7%, to $8.6 million in the second quarter of fiscal 2003, from $5.8 million for the same period in fiscal 2002, primarily due to the positive results of our marketing initiatives and
distributor relationships discussed in the previous paragraph.   New equipment
sales were up 99.5% to $5.8 million for the current period, compared with $2.89 million for the same period of fiscal 2002. Sales from remanufactured equipment decreased by 5.9% to $2.58 million for the current period, compared with $2.75 million in the same period last year. Repair service revenues were up 23.7% to $1.10 million for the current quarter, compared with $891,000 for the same period last year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our new Atlanta operations which began in June of 2002.

Cost of Sales. Cost of sales increased to $4.87 million for the second quarter of fiscal 2003 from $2.86 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross profit climbed $715,000 or 24.0% to $3.70 million for the second quarter of fiscal 2003 from $2.98 million for the same period in fiscal 2002. The gross margin percentage was 43.1% for the current quarter, compared to 51.0% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which is accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating Expenses. Operating expenses increased by $272,000 in the second quarter of fiscal 2003, to $2.02 million from $1.75 million for the same period in 2002, an increase of 15.6%. The increase in operating expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $448,000, or 35.9% to
$1.68 million for the second quarter of fiscal 2003 from $1.24 million for the same period last year. This increase was primarily due to increases in sales to the larger MSO's.

Comparison of Results of Operations for the Six Months Ended March 31, 2003 and March 31, 2002

Net Sales. Net sales increased $4.84 million, or 42.3%, to $16.3 million in the first six months of fiscal 2003, from $11.4 million for the same period in fiscal 2002, primarily due to the positive results of our marketing initiatives and distributor relationships discussed above. New equipment sales were up 96.1% to $10.1 million for the current period, compared with $5.1 million for the same period of fiscal 2002. Sales from remanufactured equipment were relatively flat at $5.56 million for the current period, compared with $5.61 million in the same period last year. Repair service revenues were up 28.6% to $2.32 million for the current period, compared with $1.80 million for the same period last year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our new Atlanta operations which began in June of 2002.

Cost of Sales. Cost of sales increased to $8.9 million for the first six months of fiscal 2003 from $5.8 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross profit climbed $1.67 million or 29.6% to $7.3 million for the first six months of fiscal 2003 from $5.6 million for the same period in fiscal 2002. The gross margin percentage was 45.0% for the current quarter, compared to 49.4% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which is accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating Expenses. Operating expenses increased by $657,000 in the first six months of fiscal 2003, to $3.99 million from $3.34 million for the same period in 2002, an increase of 19.7%. The increase in operating expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $1.0 million, or 44.0% to
$3.33 million for the first six months of fiscal 2003 from $2.31 million for the same period last year. This increase was primarily due to increases in sales to the larger MSO's.

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

     Accounts Receivable Valuation
     -----------------------------

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2003, accounts receivable, net of allowance for doubtful accounts of $80,000, amounted to $3.7 million.

     Goodwill
     --------

     In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 was adopted by the Company on October 1, 2002, the date of the annual impairment review. The adoption of this pronouncement had no impact on the Company's carrying value of its goodwill. If SFAS 142 had been adopted in 2002, the Company's earnings would have been improved because of reduced amortization, as described below:

                                                             Basic and Diluted
                                            Net Income      Earnings Per Share
                                          -------------     -------------------
Reported Net Income attributable to
  Common Shareholders                     $    951,234                 $  0.10
Add Amortization, Net of Tax                   107,102                 $  0.01
                                          -------------     -------------------
Adjusted Net Income attributable to
  Common Shareholders                     $  1,058,336                 $  0.11
                                          =============     ===================

Liquidity and Capital Resources

     The Company has a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (3.0% at March 31, 2003). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2003 of $3.9 million, due June 30, 2003. We intend to renew the agreement at the maturity date under similar terms.

     The Company finances its operations primarily through internally generated funds and a bank line of credit. Quarterly payments of principal for obligations related to the NCS purchase total $167,000 in the next 12 months. Monthly payments of principal for loans used to purchase buildings total $71,000 in the next 12 months. A $60,000 note in conjunction with a building purchase is due in one installment in May 2003. The Company expects to fund these payments through cash flows from operations.

     Stockholder loans include a $950,000 note, due on demand, bearing interest at the same rate as the Company's bank line of credit, and is subordinate to the bank notes payable. It is not expected that this note will be called within the next year.

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

          Within 90 days prior to this report, with the participation of management, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b)  Changes in internal controls.

          Subsequent to April 1, 2003 through the date of this filing of Form 10-QSB for the quarter ended March 31, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II-OTHER INFORMATION


OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Corporate Offices of ADDvantage Technologies Group, Inc. on March 4, 2003. At the meeting, the following directors were elected for one year terms (with the votes as indicated):

                                       FOR              WITHHELD
                                       ---              --------
     Kenneth A. Chymiak             9,938,602             3,350
     David E. Chymiak               9,938,602             3,350

     Stephen J. Tyde                9,941,102               850
     Freddie H. Gibson              9,941,602               350
     Gary W. Young                  9,941,602               350
     Randy L. Weideman              9,938,502             3,450


     The shareholders also approved the ratification of appointment of Tullius, Taylor, Sartain & Sartain as the Company's auditors for the 2002 fiscal year by a vote of 9,916,077 shares in favor and 500 against.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.  Description

          99.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports on Form 8-K for the quarter ended March 31, 2003:

     The Company filed a current report on Form 8-K on March 7, 2003 reporting under Item 9 the issuance of a press release announcing voting results and management comments at Annual Meeting. A copy of the press release was an exhibit to the report.

     The Company filed a current report on Form 8-K on March 12, 2003 reporting under Item 9 the issuance of a press release announcing its expanded role with Scientific Atlanta. A copy of the press release was an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                      (Registrant)


                                             /S/ Kenneth A. Chymiak
                                             -------------------------------
Date:  May 14, 2003                          Kenneth A. Chymiak,
                                             Director and President
                                             (Principal Executive Officer and
                                             Principal Financial Officer)


                                             /S/ Dee Cooper
                                             -------------------------------
Date:  May 14, 2003                          Dee Cooper,
                                             Controller
                                             (Principal Accounting Officer)


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

Date: May 14, 2003

                                             /S/ Kenneth A. Chymiak
                                             -------------------------------
                                             Kenneth A. Chymiak,
                                             Director and President
                                             (Principal Executive Officer and
                                             Principal Financial Officer)