Form 10QSB
period 2003-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2003-08-13
CIK 874292

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

Shares outstanding of the issuer's $.01 par value common stock as of August 12, 2003 were 10,010,414.

Transitional Small Business Issuer Disclosure Format (Check one):
Yes _____      No    X

                         Part I - Financial Information                 Page
                                                                        ----

Financial Information:

     Item 1.    Financial Statements

              Consolidated Balance Sheet
                 June 30, 2003                                            3

              Consolidated Statements of Income
                 Three Months and Nine Months Ended
                    June 30, 2003 and 2002                                5

                 Consolidated Statements of Cash Flows
                    Nine Months Ended June 30, 2003 and 2002              6

                 Notes to Consolidated Financial Statements               7

     Item 2.

                 Management's Discussion and Analysis of the Financial
                    Condition and Results of Operations                   9

     Item 3.

                 Controls and Procedures                                 14


                         Part II - Other Information


     Item 6.     Exhibits and Reports on Form 8-K                        14

     Signatures                                                          15



                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                               June 30, 2003
Assets
Current assets:
   Cash                                                          $    422,527
   Accounts receivable, net of allowance of $106,845                3,859,691
   Inventories                                                     20,037,953
   Deferred income taxes                                               98,000
                                                                 ------------
Total current assets                                               24,418,171

Property and equipment, at cost
   Machinery and equipment                                          2,040,424
   Land and buildings                                               1,330,188
   Leasehold improvements                                             512,339
                                                                 ------------
                                                                    3,882,951
Less accumulated depreciation and amortization                     (1,215,263)
                                                                 ------------
Net property and equipment                                          2,667,688

Other assets:
   Deferred income taxes                                            1,224,326
   Goodwill, net of accumulated amortization of $413,493            1,234,843
   Other assets                                                        29,676
                                                                 ------------
Total other assets                                                  2,488,845
                                                                 ------------

Total assets                                                     $ 29,574,704
                                                                 ============



                    See notes to consolidated financial statements.

                                       3

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                               June 30, 2003

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $  1,776,980
   Accrued expenses                                                   537,523
   Accrued income taxes                                               337,101
   Bank revolving line of credit                                    4,451,430
   Notes payable - current portion                                    153,371
   Dividends payable                                                  310,000
   Stockholder notes                                                  971,385
                                                                 ------------
Total current liabilities                                           8,537,790
Notes payable                                                         393,321
Stockholder notes                                                     399,461
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued
        and outstanding with a stated value of $40 per share        8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
        outstanding with a stated value of $40 per share           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,030,414 shares issued                      100,304
   Retained earnings                                                  197,992
                                                                 ------------
                                                                   20,298,296

   Less:  Treasury stock, 20,000 shares at cost                       (54,164)
                                                                 ------------
Total stockholders' equity                                         20,244,132
                                                                 ------------
Total liabilities and stockholders' equity                       $ 29,574,704
                                                                 ============



                   See notes to consolidated financial statements.

                                       4

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME


                                            Three months ended          Nine months ended
                                                June 30,                    June 30,
                                             2003       2002            2003        2002
                                         ------------------------   --------------------------
Net sales and service income             $ 8,249,732  $ 6,827,213   $ 24,517,436  $ 18,255,906
Cost of sales                              4,617,887    3,351,194     13,564,660     9,132,552
                                         ------------------------   --------------------------
Gross profit                               3,631,845    3,476,019     10,952,776     9,123,354
Operating, selling, general and
 administrative expenses                   1,959,213    2,011,821      5,952,408     5,347,862
                                         ------------------------   --------------------------
Income from operations                     1,672,632    1,464,198      5,000,368     3,775,492
Interest expense                              49,520       63,625        152,906       178,995
                                         ------------------------   --------------------------
Income before income taxes                 1,623,112    1,400,573      4,847,462     3,596,497
Provision for income taxes                   399,303      545,944      1,560,069     1,299,944
                                         ------------------------   --------------------------
Net income                                 1,223,809      854,629      3,287,393     2,296,553
Preferred dividends                          310,000      310,000        930,000       930,000
                                         ------------------------   --------------------------
Net income attributable
 to common stockholders                  $   913,809  $   544,629   $  2,357,393   $ 1,366,553
                                         ========================   ==========================

Earnings per share:
  Basic                                  $      0.09  $      0.05   $       0.24   $      0.14
  Diluted                                $      0.09  $      0.05   $       0.24   $      0.14




                   See notes to consolidated financial statements.

                                       5


                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine months ended
                                                                            June 30,
                                                                         2003       2002
                                                                     -------------------------

Cash Flows from Operating Activities
Net income                                                           $ 3,287,393  $ 2,296,553
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                         186,469      229,626
   (Benefit) provision for deferred income taxes                        (215,326)     134,719
   Change in:
      Receivables                                                       (354,393)      77,122
      Inventories                                                     (2,453,716)  (1,408,716)
      Other assets                                                        81,965       66,118
      Accounts payable and accrued liabilities                           593,334     (121,713)
                                                                     -------------------------
Net cash provided by operating activities                              1,125,726    1,273,709
                                                                     -------------------------
Cash Flows from Investing Activities
Additions to property and equipment                                     (641,590)    (495,075)
                                                                     -------------------------
Net cash used in investing activities                                   (641,590)    (495,075)
                                                                     -------------------------
Cash Flows from Financing Activities
Net (repayments) borrowings under line of credit                         (22,251)     520,434
Payments on stockholder loans                                           (188,503)    (100,000)
Proceeds (repayments) on notes payable                                   303,405       (5,094)
Payments of preferred dividends                                         (930,000)    (930,000)
                                                                     -------------------------
Net cash used in financing activities                                   (837,349)    (514,660)
                                                                     -------------------------

Net (decrease) increase in cash                                         (353,213)     263,974

Cash, beginning of period                                                775,740      230,558
                                                                     -------------------------
Cash, end of period                                                  $   422,527  $   494,532
                                                                     =========================




Supplemental Cash Flow Information
   Cash paid for interest                                            $   152,413  $   178,995
   Cash paid for income taxes                                        $ 1,239,612  $ 1,630,998


                      See notes to consolidated financial statements.

                                       6

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


Note 3 - Earnings per Share



                                           Three months ended           Nine months ended
                                                June 30,                    June 30,
                                             2003       2002            2003        2002
                                         ------------------------   ------------------------
Net income attributable to common
  stockholders                           $  913,809   $  544,629    $ 2,357,393   $1,366,553

Basic and Diluted EPS Computation:
Weighted average outstanding common
  shares                                 10,010,414    9,991,716     10,008,336    9,991,716
Earnings per Share                       $     0.09   $     0.05    $      0.24   $     0.14


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At June 30, 2003, a $4,451,430 balance is outstanding under a $9.0 million line of credit due June 30, 2004, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (2.75% at June 30, 2003). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income before the payment of preferred dividends greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $295,226 at June 30, 2003 and is included in the bank revolving line of credit.

Stockholder loans of $875,000 bear interest at rates that correspond with the line of credit (2.75% at June 30, 2003). The notes are due on demand and are classified as current. Stockholder notes, which were issued for purchases of real estate, total $495,846. Two of these notes totaling $432,821 bear interest at 7.5% and are due in monthly payments through 2011. Another note of $63,025 bears interest at 5.5% and was repaid in July 2003. Notes payable to unrelated parties totaled $546,692, of which $118,789 is due in quarterly payments through March 2004, with $50,000 of this amount bearing interest at 7%. The remaining note of $427,903 is due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus 1/4%.


Note 5 - Income Taxes


During the quarter ended June 30, 2003, the Company reduced its allowance against deferred tax assets by $443,000. Since the deferred tax assets resulted from pre-acquisition tax benefits of ADDvantage Media Corporation (with which the Company merged in 1999), $170,000 of the reversal was used to eliminate the unamortized balance of goodwill recorded in connection with the merger. The remaining $273,000 was used to reduce the Company's estimate of its annual effective tax rate, resulting in an effective tax rate of 25% for the fiscal third quarter of 2003 compared to an effective tax rate of 39% for the third quarter of 2002. The change in the allowance against deferred tax assets was made as a result of favorable tax developments during the quarter that improved management's evaluation of the likelihood of realizing those benefits.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We specialize in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for a number of different manufacturers of equipment and other products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (MSO's). As a result, our overall sales are dramatically up for the first nine months of 2003, while adding approximately $2.5 million of inventory to further enhance our product offerings. We continue to believe that as cable companies look at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and June 30, 2002

Net Sales. Net sales increased $1.42 million, or 20.8%, to $8.2 million in the third quarter of fiscal 2003, from $6.8 million for the same period in fiscal 2002, primarily due to the positive results of our marketing initiatives and distributor relationships discussed in the previous paragraph. New equipment sales were up 95.6% to $5.8 million for the current period, compared with $2.94 million for the same period of fiscal 2002. Sales from remanufactured equipment decreased by 37.9% to $2.35 million for the current period, compared with $3.78 million in the same period last year. Repair service revenues were up 20.8% to $1.08 million for the current quarter, compared with $894,000 for the same period last year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our new Atlanta operations which began in June of 2002.

Cost of Sales. Cost of sales increased to $4.62 million for the third quarter of fiscal 2003 from $3.35 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross profit climbed $156,000 or 4.5% to $3.63 million for the third quarter of fiscal 2003 from $3.48 million for the same period in fiscal 2002. The gross margin percentage was 44.0% for the current quarter, compared to 50.9% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which are accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses decreased by $53,000 in the third quarter of fiscal 2003, to $1.96 million from $2.01 million for the same period in 2002, a decrease of 2.6%. The decrease in operating, selling, general and administrative expenses was primarily due to reserving $62,000 in the third quarter of fiscal 2002 for bad debts associated with the bankruptcy filing by one of our customers.

Income from Operations.   Income from operations rose $208,000, or 14.2%, to
$1.67 million for the third quarter of fiscal 2003 from $1.46 million for the same period last year. This increase was primarily due to increases in sales to the larger MSO's.

Comparison of Results of Operations for the Nine Months Ended June 30, 2003 and June 30, 2002

Net Sales. Net sales increased $6.26 million, or 34.3%, to $24.5 million in the first nine months of fiscal 2003, from $18.3 million for the same period in fiscal 2002, primarily due to the positive results of our marketing initiatives and distributor relationships discussed above. New equipment sales were up 95.9% to $15.8 million for the current period, compared with $8.1 million for the same period of fiscal 2002. Sales from remanufactured equipment decreased by 15.8% to $7.9 million for the current period, compared with $9.4 million in the same period last year. Repair service revenues were up 26.0% to $3.4 million for the current period, compared with $2.7 million for the same period last year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our new Atlanta operations which began in June of 2002.

Cost of Sales. Cost of sales increased to $13.6 million for the first nine months of fiscal 2003 from $9.1 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross profit climbed $1.83 million or 20.1% to $11.0 million for the first nine months of fiscal 2003 from $9.1 million for the same period in fiscal 2002. The gross margin percentage was 44.7% for the current period, compared to 50.0% for the same period last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which is accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses increased by $605,000 in the first nine months of fiscal 2003, to $6.0 million from $5.3 million for the same period in 2002, an increase of 11.3%. The increase in operating, selling, general and administrative expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $1.22 million, or 32.4%
to $5.0 million for the first nine months of fiscal 2003 from $3.78 million for the same period last year. This increase was primarily due to increases in sales to the larger MSO's.

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

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We wrote certain items in inventory down to their estimated market values at September 30, 2002, which resulted in a charge to cost of sales of $1.4 million for fiscal 2002.
No inventory write-downs were necessary during the nine months ended June 30, 2003 and 2002. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

     Accounts Receivable Valuation
     -----------------------------

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2003, accounts receivable, net of allowance for doubtful accounts of $107,000, amounted to $3.9 million.

     Goodwill
     --------

     In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 was adopted by the Company on October 1, 2002, the date of the annual impairment review. The Company has completed its transitional impairment testing of goodwill. The results of these tests indicate that goodwill is not impaired as of October 1, 2002. The adoption of this pronouncement had no impact on the Company's carrying value of its goodwill. If SFAS 142 had been adopted in 2002, the Company's earnings would have been improved because of reduced amortization, as described below:


     Goodwill - Adoption of Statement 142
     ------------------------------------

Three Months ended June 30,
---------------------------
                                              2003              2002
                                          -----------       ----------
Reported Net Income                       $ 1,223,809       $  854,629
Add back: Goodwill amortization                     -           28,501
                                          -----------       ----------
Adjusted Net Income                       $ 1,223,809       $  883,130
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.09            $0.05
Add back: Goodwill amortization                     -             0.01
                                          -----------       ----------
Adjusted Net Income                             $0.09            $0.06
                                          ===========       ==========

Nine Months ended June 30,
--------------------------
                                              2003              2002
                                          -----------       ----------
Reported Net Income                       $ 3,287,393       $2,296,553
Add back: Goodwill amortization                     -           82,052
                                          -----------       ----------
Adjusted Net Income                       $ 3,287,393       $2,378,605
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.24            $0.14
Add back: Goodwill amortization                     -                -
                                          -----------       ----------
Adjusted Net Income                             $0.24            $0.14
                                          ===========       ==========


     Income Taxes
     ------------

     During the quarter ended June 30, 2003, the Company reduced its allowance against deferred tax assets by $443,000. Since the deferred tax assets resulted from pre-acquisition tax benefits of ADDvantage Media Corporation (with which the Company merged in 1999), $170,000 of the reversal was used to eliminate the unamortized balance of goodwill recorded in connection with the merger. The remaining $273,000 was used to reduce the Company's estimate of its annual effective tax rate, resulting in an effective tax rate of 25% for the fiscal third quarter of 2003 compared to an effective tax rate of 39% for the third quarter of 2002. The change in the allowance against deferred tax assets was made as a result of favorable tax developments during the quarter that improved management's evaluation of the likelihood of realizing those benefits.

Liquidity and Capital Resources

     The Company has a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (2.75% at June 30, 2003). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at June 30, 2003 of $4.5 million, due June 30,
2004.   We intend to renew the agreement at the maturity date under similar terms.

     The Company finances its operations primarily through internally generated funds and a bank line of credit. Quarterly payments of principal for obligations related to the NCS purchase total $119,000 in the next 12 months. Monthly payments of principal for loans used to purchase buildings total $71,000 in the next 12 months. A $60,000 note in conjunction with a building purchase was repaid in July 2003. The Company expects to fund these payments through cash flows from operations.

     Stockholder loans include an $875,000 note, due on demand, bearing interest at the same rate as the Company's bank line of credit. It is not expected that this note will be called within the next year.

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

Item 3.  Controls and Procedures

     Based on his evaluation, the Company's Chief Executive Officer and Principal Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.



     During the period covered by this report on Form 10-QSB, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.



PART II - OTHER INFORMATION


OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.  Description

          31.1 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer and Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K for the quarter ended June 30, 2003:

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                      (Registrant)


                                             /S/ Kenneth A. Chymiak
                                             -------------------------------
Date:  August 13, 2003                       Kenneth A. Chymiak,


                                             Director and President
                                             (Principal Executive Officer and
                                             Principal Financial Officer)


                                             /S/ Dee Cooper
                                             -------------------------------
Date:  August 13, 2003                       Dee Cooper,
                                             Controller
                                             (Principal Accounting Officer)