Form 10KSB
period 2003-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2003-12-29
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X|ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003

              |_|TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10799

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                 (Name of small business issuer in its charter)


            Oklahoma                                    73-1351610
            --------                                    ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                1605 East Iola
            Broken Arrow, Oklahoma                          74012
            ----------------------                          -----
   (Address of principal executive offices)               Zip code)

                    Issuer's telephone number: (918) 251-9121

              Securities registered under Section 12(b) of the Act:
                          Common Stock, $.01 par value

           Securities registered under Section 12(g) of the Act: None



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
         Yes      X           No
             --------------      -----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year are $33,327,745.

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $6,718,001 as of December 15, 2003.

As of the latest practicable date, the number of the registrant's common stock, $.01 par value per share, outstanding was 10,009,314 as of December 15, 2003.

The definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the Registrant's 2004 annual meeting of shareholders is incorporated by reference in Part III, Items 9, 10, 11, 12 and 14 of this Form 10-KSB. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent fiscal year.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                       FORMAT (CHECK ONE): Yes |_| No |X|

                           Forward Looking-Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters. The words "estimates", "projects," "intends," "expects," "anticipates," "believes," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. These and other statements which are not historical facts are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are subject to a number of risks, uncertainties and developments beyond the control or foresight of the Company, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in the forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.



                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Developments in the Business

         On September 30, 1999, the former shareholders of TULSAT Corporation (formerly named DRK Enterprises, Inc.) assumed control of ADDvantage Technologies Group, Inc. ("ADDvantage," formerly named ADDvantage Media Group, Inc.) pursuant to the Securities Exchange Agreement ("Agreement") entered into on September 16, 1999. Pursuant to the Agreement, the TULSAT shareholders transferred all the issued and outstanding common stock of TULSAT, along with $10,000,000 of TULSAT promissory notes, to ADDvantage in exchange for 8,000,000 shares of ADDvantage $.01 par value common stock, 200,000 shares of newly issued Series A 5% Cumulative Convertible Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share (convertible into ADDvantage common stock at a price of $4.00 per share), and 300,000 shares of newly issued Series B 7% Cumulative Preferred Stock, par value $1.00 per share, with a stated value of $40.00 per share.

         As a result of this transaction, TULSAT became a wholly owned subsidiary of ADDvantage and the former TULSAT owners acquired approximately 82% of the issued and outstanding common stock, and 100% of the issued and outstanding preferred stock of ADDvantage. TULSAT's management assumed management and control of ADDvantage.

         As a result of the transaction, all of the executive officers and directors of the Company other than Gary W. Young, Executive Vice President and a director, resigned. David E. Chymiak became Chairman of the Board and Kenneth
A. Chymiak became President and Chief Executive Officer of the Company. The new Board of Directors included Stephen J. Tyde and Freddie H. Gibson, in addition to Messrs. David Chymiak, Kenneth Chymiak and Gary Young. Randy L. Weideman was elected to the Board of Directors in 2000. He resigned from the Board of Directors effective September 30, 2003.

         On November 22, 1999, our wholly owned subsidiary, Lee CATV Corporation, a Nebraska corporation ("Lee"), merged with Diamond W Investments, Inc., a Nebraska corporation ("Diamond"). Lee was the surviving corporation and is carrying on the business and operations previously conducted by Diamond. Diamond was established in 1986 as a full service repair and sales center, selling new and re-manufactured cable equipment, designing, pre-wiring, installing and repairing along with FCC Proof of Performance on all types of headend equipment. Diamond built its reputation on high-quality with prompt turn around in repairs and technical training for their customers. As a result of the merger, the shareholders of Diamond received 27,211 shares of our Series C Convertible Preferred Stock (which have since been converted into 272,110 shares of our common stock) and a promissory note in the original principal amount of $271,000, which was paid over two years with interest at the rate of 8.0% per annum.

         On December 30, 1999, our name was changed to ADDvantage Technologies Group, Inc.

         In March 2001, we purchased all of the issued and outstanding common stock of NCS Industries, Inc., a Pennsylvania corporation ("NCS"). The consideration for the acquisition of $1,988,000 included: (i) $800,000 in cash,
(ii) a promissory note payable to the seller, Richard S. Grasso in the amount of $200,000, (iii) the assumption of the seller's obligation of $639,000 under a promissory note issued to the former shareholders, and (iv) $49,000 remaining in a payable to the seller. As contemplated by the Purchase and Sale Agreement, the seller entered into a three-year consulting agreement with NCS for $300,000 and the seller also entered into a non-competition agreement with the Company and NCS. We financed the purchase price through borrowings under our line of credit agreement with Bank of Oklahoma. As a result of this transaction, NCS became a wholly owned subsidiary of ours.

         NCS was established in 1973 as a full service repair and sales center, selling new and re-manufactured cable equipment and has been a leading distributor of telecommunication equipment and a solutions provider to cable operators and other related businesses since the market's infancy. The principal place of business of NCS is located in Warminster, Pennsylvania.

         In May 2001, we purchased from Nick Ferolito and Russell Brown all of the issued and outstanding stock of Fero-Midwest, Inc. dba Comtech Services, a Missouri corporation ("Comtech"). The consideration for the acquisition was $250,000 in cash and assumption of certain liabilities totaling approximately $449,000. As a result of this transaction, Comtech became a wholly owned subsidiary of ours.

Current Business

         We are a supplier of a comprehensive line of electronics and hardware for the cable television ("CATV") industry (both franchise and non-franchise, or private cable). Our products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services including television, high-speed data (Internet) and telephony, to single family dwellings, apartments and institutions such as hospitals, prisons, universities, school, cruise boats and others.

         TULSAT, one of our subsidiaries, is an exclusive Scientific-Atlanta Master Distributor for certain legacy products and distributes most of their other products. TULSAT has been designated an authorized third party Scientific-Atlanta repair center for selected products. Another subsidiary, NCS Industries, is a leading distributor of Motorola broadband products. Other subsidiaries distribute Standard, Corning-Gilbert, Blonder-Tongue, RL Drake, Quintech and Videotek products. We continue to upgrade our products to stay in the forefront of the communications broadband technology revolution.

         We continue to expand our core product lines (headend and distribution), to maintain the ability to provide electronics equipment needed to build smaller cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density areas.

         We also continue to purchase surplus equipment from cable operators and others that result from an upgrade in their systems or an overstock in their warehouses. We maintain one of the industries' largest inventories of new and refurbished equipment allowing the competitive advantage of providing products within a short period of time. Each of our six locations operates service centers specializing in Motorola, Magnavox, Scientific-Atlanta and Alpha Power Supplies repairs.

Overview of the industry

         Fiscal year 2003 was a good year in the context of a mixed and sometimes difficult environment. A rebuild cycle in North America is still not completed as many small and large operators continue to upgrade their transmission plants. There is a continuous need to add equipment as new subdivisions and programming presents opportunities to expand their customer base. Fiscal year 2003 brought many changes to the cable industry. We entered the year in a slow economy, with the domestic cable industry focused on reducing capital expenditures. As we enter fiscal year 2004, business conditions remain mixed, although the cable industry environment appears to have improved during the past year.

         Our operational discipline has allowed us to remain financially strong with significant increases in revenues and operating income. Our relationships with Scientific-Atlanta and Motorola contribute to our strong market position. We have positioned ourselves to compete for more business with their products and the services we offer. We are focused on the opportunities as technology changes in the areas of fiber-to-the premises, bandwidth expansion and international sales.

Business of the Company

         We continue to add products and services to maintain and expand our current customer base in North America, South America, Europe and the Far East. Our focus has been to develop relationships with the larger multiple cable operators ("MSOs") and other companies that purchase similar products. We continue to evaluate and consider the acquisition of existing companies in the industry within specific geographic areas to expand their service and sales staffs to increase sales.

         Time and economics eventually could improve the business models of more international cable operators. The continuing advances in technology, products and services will help to create a better financial model for potential customers outside North America. We require prepayment of purchases or Letters of Credit from U.S. banks prior to shipment of products to most international customers. Our stringent credit requirements limit our ability to sell in these markets.

Products and Services

         Our sales of new products represent 59% of our revenue and re-manufactured product sales represent 27% of the revenues. Repair services contribute the remaining 14% of their revenues. We sell the following products.

         Headend products are used by a system operator for signal acquisition, processing and the manipulation for further transmission. Among the products we offer in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors. The headend of a television signal distribution system is the "brain" of the system, the central locations where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

         Fiber Products are used to transmit the output of cable system headend to multiple locations using fiber optic cable. Among the products offered are optical transmitters, receivers, couplers, splitters and compatible accessories. These products convert RF frequencies to light frequencies and launch them on optical fiber. At each receiver site, an optical receiver is used to convert the signals back to RF VHF frequencies for distribution to subscribers.

         Distribution Products used to permit signals to travel from the headend to their ultimate destination in a home, apartment, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products offered by the Company in this category are optical transmitters, optical receivers, line extenders, broadband amplifiers, directional taps and splitters.

         Hardware, connector and cable products are also inventoried and sold to our customers.

Sales and Marketing

         We market and sell our products to franchise and private cable operators, system contractors and others directly to our customers by our internal sales forces at their six subsidiaries: TULSAT, TULSAT-Texas, TULSAT-Atlanta, NCS Industries, Comtech Services and Lee Enterprises.

         Our sales and marketing function is predominantly preformed by its internal sales force. We also have sales representatives in particular geographic areas. The majority of our sales activity is generated through personal relationships developed by its sales personnel and executives, referrals from manufacturers they represent, advertising in trade journals, telemarketing and direct mail to their customer base in the United States. We have developed contacts with the major CATV operators in the United States and is constantly in touch with these operators regarding plans for upgrading or expansion and their needs to either purchase or sell equipment. In 2003, we purchased approximately 42% of our inventory from Scientific-Atlanta. The concentration of suppliers of our inventory subjects us to risk. We also purchase a large amount of our inventory from cable operators who have upgraded, or are in the process of upgrading their systems. The sales and purchasing functions operate under the same umbrella using a computerized buy/sell board to coordinate the activity between the two.

         We are not dependent on one or a few customers to support its business. The customer base consists of over 1,200 active accounts. However, approximately 33% of our revenues for both fiscal years 2003 and 2002 were derived from sales of products and services to our five largest customers. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer.

Competition

         The CATV industry is highly competitive and is characterized by numerous companies competing in various segments of the market. There are a number of businesses similar to us throughout the United States engaged in buying and selling re-manufactured CATV equipment. Most competitors are not able to maintain the large inventory we maintain due to capital requirements. In terms of sales and inventory, we are the largest in this industry providing both sales and service of new and re-manufactured CATV equipment.

         We also face competition from vendors supplying new products and various manufacturers in this industry. Due to its large inventory, we generally have the ability to ship and supply products to their customers from its large inventory without having to wait for the manufacturers to supply the items.

Personnel

         At September 30, 2003, we had 137 employees. Management considers its relationships with its employees to be excellent. Our employees are not unionized and we are not subject to any collective bargaining agreements.

ITEM 2.           DESCRIPTION OF PROPERTY

         Each subsidiary owns or leases property for office space and warehouse facilities. TULSAT leases a total of approximately 133,050 square feet of facilities in seven buildings from entities which are controlled by David E. Chymiak and Kenneth A. Chymiak. Each lease has a renewable five-year term, expiring at different times through 2005. At September 30, 2003, total monthly rental payments of $38,800 were required. Lee owns property of approximately 8,000 square feet, with an investment of $267,000. NCS owns property of approximately 12,000 square feet, with an investment of $567,000, financed by loans of $419,000, due in monthly payments through 2013 at an interest rate of 5.5% through 2008, converting thereafter to prime minus 1/4%. Comtech owns property of approximately 11,000 square feet, with an investment of $343,000, financed by loans of $298,000 from Messrs. David Chymiak and Kenneth Chymiak, which bear interest at 7.5% and are due in monthly payments through 2011. TULSAT-Texas owns property of approximately 13,000 square feet, with an investment of $150,000, financed by loans of $125,000 from Messrs. David Chymiak and Kenneth Chymiak, which bear interest at 7.5% and are due in monthly payments through 2011. TULSAT-Atlanta rents property of approximately 4,300 square feet. The term is month-to-month, with monthly rental payments of approximately $2,400. We believe that our current facilities are adequate to meet our needs.

ITEM 3.           LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our shareholders during the fiscal quarter ended September 30, 2003.



                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to November 24, 2003, our common stock was traded on the OTC Bulletin Board under the symbol ADDM. On November 24, 2003, our common stock began trading on the American Stock Exchange under the symbol AEY.

         The following table sets forth, for the periods indicated, the high and low bid quotations per share for our common stock as quoted on the OTC Bulletin Board. Quotations represent inter-dealer prices without an adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


Year Ended September 30, 2002
-----------------------------
                                                                       High                       Low
                                                                       ----                       ---

First Quarter                                                          $1.05                     $0.95
Second Quarter                                                         $1.15                     $0.65
Third Quarter                                                          $1.35                     $0.65
Fourth Quarter                                                         $1.30                     $0.66


Year Ended September 30, 2003
-----------------------------
                                                                       High                       Low
                                                                       ----                       ---

First Quarter                                                          $0.90                     $0.52
Second Quarter                                                         $2.10                     $0.60
Third Quarter                                                          $2.50                     $1.40
Fourth Quarter                                                         $4.50                     $1.60


         Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of December 15, 2003, there were approximately 80 holders of record of common stock. However, we believe there are in excess of 500 beneficial owners of common stock.

Dividend Policy

         We have never declared or paid a cash dividend on its common stock. It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors. Under the terms of our outstanding preferred stock, no dividends may be paid on our common stock unless all cumulative cash dividends due on the preferred stock have been paid or provided for.


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

         General

         We and our subsidiaries, TULSAT, Lee CATV Corporation, NCS Industries, Comtech Services, TULSAT - Texas and TULSAT - Atlanta comprise an organization involved in the re-manufacture, repair and sale of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators. New sales are defined as products that are purchased from the manufacturer, and includes new surplus, which is defined as inventory items purchased from other distributors or MSOs with excess equipment that have never been used. Re-manufactured sales are defined as used inventory that is updated to meet customer needs and requirements.

         Overview

         It is difficult to time the placing of orders in our business due to cyclical conditions that exist in the broadband and cable industry and present economic conditions that affect it. Last year continued to be a challenging business environment in the industry due to a significant reduction in capital spending that began in fiscal 2001. We believe we are in a unique position to service those MSOs, which are looking to minimize costs. We have a large inventory of new and used equipment. We also offer repair services, which are available to our customers, who include some of the largest cable operators of the industry. The industry conditions have affected all equipment suppliers, and we have worked to minimize the negative impact of these conditions on our financial results and operations. We have aggressively sought to stimulate sales by marketing our products and services to the larger MSOs and we have managed our receivables to minimize any bad debt write-offs. Our efforts have resulted in increasing sales in a down economy (31.2% over last year), while minimizing the overall impact of bad debts written off in total compared to net income ($95,000, representing less than 3% of net income). However, our largest risk is our investment in inventory. After consideration of continued analysis, review, and evaluation of our inventory, we recorded an allowance for obsolete inventory of $447,000, representing 2% of inventory at September 30, 2003. At September 30, 2002, we recorded an inventory write-down of $1.4 million due to a reduction of market prices on certain items of used and new inventory. We expect fiscal 2004 to continue the trend of increasing sales based on preliminary results from increased sales in the first quarter of 2004 compared to first quarter 2003. However, there is no assurance that revenues in fiscal 2004 will continue to exceed those for comparable periods in fiscal 2003 due to the factors discussed elsewhere in this report.

         Set forth below is a description of how the business has performed over the last two years. The acquisitions of NCS (March 2001), Comtech and the formation of TULSAT-Texas (May 2001) and TULSAT-Atlanta (June 2002), have changed business operations significantly and we have seen a positive impact from these additions as they implement our management philosophies and strategies.

         Results of Operations

         Year Ended September 30, 2003 Compared to Year Ended September 30, 2002 (all references to years are to fiscal years)

         Net Sales. Net sales climbed $7.9 million or 31.2%, to $33.3 million for the year from $25.4 million for 2002. Sales of new and refurbished equipment increased 33.9% from $21.5 million last year to $28.8 million this year as we have strengthened our role as a Master Distributor for several of Scientific-Atlanta's legacy products and increased sales of Motorola products. Our focus on increasing repair revenue has resulted in a 15.8% increase in those revenues, from $3.9 million last year to $4.5 million this year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our Atlanta operations which began in June of 2002.

         Costs of Sales. Costs of sales includes the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, and the related transportation costs. Costs of sales this year were 57.2% of net sales compared to 56.6% last year. Costs of sales for new and refurbished equipment decreased slightly to 63.3% of net sales for 2003 from 63.8% of net sales for 2002. This was primarily due to the write-down of inventory in 2002 of $1.4 million, partially offset by the allowance for obsolete inventory recorded in 2003 of $447,000. Costs of sales for repair services increased to 19.9% of net sales for 2003 from 16.9% of net sales for 2002. This increase was due primarily to the increase in our repairs on more high-end hybrid and fiber optic equipment, which involve a higher relative cost of material.

         Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses includes all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased $629,000, or 8.8% in 2003 over the previous year. Most of this increase was directly attributable to the commencement of operations of Tulsat - Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

         Income from Operations. Income from operations increased 74.6%, to $6.2 million for 2003 from $3.5 million for 2002. This increase was primarily due to the increase in net sales and the inventory write-down in 2002, partially offset by the charge in 2003 to reduce inventory for obsolete equipment and the increase in our operating, selling, general and administrative expenses.

         Interest Expense. Interest expense for fiscal 2003 was $217,000 compared to $245,000 in fiscal 2002. The decrease was primarily attributable to a lower average interest rate on our line of credit, partially offset by higher average balances outstanding on this line during 2003. The weighted average interest rate paid on the line of credit decreased to 2.98% for 2003 from 3.67% for 2002.

         Income Taxes. The provision for income taxes for fiscal 2003 increased to $1.5 million from $1.1 million in fiscal 2002. The increase was primarily due to higher pre-tax earnings, partially offset by a favorable impact from changes in the deferred tax valuation allowance. For a more complete discussion of income taxes, please see "Note 4 - Income Taxes" in the notes to the consolidated financial statements


         Critical Accounting Policies

         Note 1 to the Consolidated Financial Statements in Form 10-KSB for fiscal year 2003 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the carrying value of our inventory and, to a lesser extent, the adequacy of our allowance for doubtful accounts.

         Inventory Valuation

         Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

         We market our products primarily to MSOs and other users of cable television equipment who are seeking products for which manufacturers have discontinued production, or are seeking shipment on a same-day basis. Our position in the industry requires us to carry large inventory quantities relative to annual sales, but also allows us to realize high overall gross profit margins on our sales. Carrying these large inventories represents our largest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we are able to make in a reasonable period.
         In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We recorded an allowance of 2%, or $447,000, of the inventory balance at September 30, 2003 as a reserve for obsolete equipment. In comparison, we wrote certain items in inventory down to their estimated market values at September 30, 2002, increasing the cost of sales by $1,442,938. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

         Inbound freight charges are included in costs of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses since the amounts involved are not considered material.

         Accounts Receivable Valuation

         Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts decreased from $85,212 at September 30, 2002 to $78,359 at September 30, 2003. This decrease is primarily due to the increasingly optimistic outlook for economic recovery in the coming year. These reserves resulted from changes in the industry and the general downturn in the economy causing us to experience an increase in delays in receiving payments and defaults. At September 30, 2003, accounts receivable, net of allowance for doubtful accounts, amounted to $3.8 million.

         Liquidity and Capital Resources

         We finance our operations primarily through internally generated funds and a bank line of credit.

         During 2003, we generated approximately $1.0 million cash flow from operations after increasing the net carrying value of inventory by $4.5 million, and increased our borrowings under the line of credit by $712,000, which we used to invest in property ($671,000) and meet our preferred stock dividend obligations of $1.24 million.

         We lease various properties primarily from a company owned by our principal shareholders. Future minimum lease payments under these leases are as follows:

                           2004                                    384,840
                           2005                                    105,840
                           2006                                     17,640
                                                              -------------

                                                                 $ 508,320
                                                              =============

         Cash used in financing activities in 2003 was primarily used to pay dividends on our Series A and Series B Preferred Stock. Dividends on these preferred stocks total $1,240,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.

Stock Ownership

                                             Percent of                Percent of
                              Percent of     Series A                   Series B
                               Common        Preferred                  Preferred
                               Stock             Stock                    Stock
Name of                    Beneficially      Beneficially               Beneficially
Beneficial Owner              Owned          Owned (A)                  Owned (A)
----------------              -----          ---------                  ---------

David E. Chymiak                41.6%          50.0%                      50.0%

Kenneth A. Chymiak              40.0%          50.0%                      50.0%

(A) The two series of outstanding preferred stock have an aggregate preference upon liquidation of $20,000,000.

         We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (2.75% at September 30, 2003.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at September 30, 2003 of $5.2 million, due June 30, 2004.

         Our Board of Directors has authorized the repurchase of up to $l.0 million of its outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in our employees' stock plans or for acquisitions. We did not repurchase any shares during the fiscal year.

         We believe that cash flow from operations, existing cash balances and its existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

         Impact of Recently Issued Accounting Standards

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We believe that the adoption of this standard will have no material impact on its financial position and results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. We believe that the adoption of this standard will have no material impact on its financial position and results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003 the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. We believe that the adoption of this statement will not have a significant impact on our financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS


                           Index to Financial Statements                                                Page
                           -----------------------------                                                ----

Independent Auditors' Report                                                                               17

Consolidated Balance Sheet, September 30, 2003                                                             19

Consolidated Statements of Income for Years Ended September 30, 2003 and
2002                                                                                                       21

Consolidated Statement of Changes in Stockholders' Equity
                                                                                                           22

Consolidated Statements of Cash Flows, Years Ended September 30, 2003 and
2002                                                                                                       23

Notes to Consolidated Financial Statements                                                                 24

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         The management of ADDvantage Technologies Group, Inc. is responsible for the accuracy and consistency of all the information contained in the annual report, including the accompanying consolidated financial statements. These statements have been prepared to conform with generally accepted accounting principles appropriate to the our circumstances. The statements include amounts based on estimates and judgments as required.

         ADDvantage Technologies Group, Inc. maintains internal accounting controls designed to provide reasonable assurance that the financial records are accurate, that the assets of the Company are safeguarded, and that the financial statements present fairly the consolidated financial position, results of operations and cash flows of the Company.

         The Audit Committee of the Board of Directors reviews the scope of the audits and the findings of the independent certified public accountants. The auditors meet regularly with the Audit Committee to discuss audit and financial reporting issues, with and without management present.

         Tullius Taylor Sartain & Sartain LLP, our independent certified public accountants, have audited the financial statements prepared by management. Their opinion on the statements is presented below.



Kenneth A. Chymiak,
President, Chief Executive Officer
and Chief Financial Officer



                          INDEPENDENT AUDITORS' REPORT


The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. (the "Company") as of September 30, 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2003, and the consolidated results of its operations and its cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2003, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


TULLIUS TAYLOR SARTAIN & SARTAIN LLP


Tulsa, Oklahoma
December 11, 2003


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003


Assets
Current assets:
   Cash                                                                $     496,283
   Accounts receivable, net of allowance of $78,359                        3,783,680
   Inventories                                                            22,131,096
   Deferred income taxes                                                     367,000
                                                                        ------------
Total current assets                                                      26,778,059

Property and equipment, at cost:
   Machinery and equipment                                                 2,061,598
   Land and buildings                                                      1,326,939
   Leasehold improvements                                                    521,972
                                                                         -----------
                                                                           3,910,509
Less accumulated depreciation and amortization                            (1,284,347)
                                                                         -----------
Net property and equipment                                                 2,626,162

Other assets:
   Deferred income taxes                                                   1,154,000
   Goodwill, net of accumulated amortization of $398,531                   1,150,060
   Other assets                                                               39,628
                                                                         -----------
Total other assets                                                         2,343,688
                                                                         -----------

Total assets                                                             $31,747,909
                                                                         ===========




















                                            See notes to consolidated financial statements.


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003



Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                       $  2,631,221
   Accrued expenses                                                                            829,459
   Accrued income taxes                                                                         95,114
   Bank revolving line of credit                                                             5,185,902
   Notes payable - current portion                                                             118,393
   Dividends payable                                                                           310,000
   Stockholder notes                                                                           838,473
                                                                                          ------------
Total current liabilities                                                                   10,008,562
Notes payable                                                                                  384,411
Stockholder notes                                                                              385,171
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized, $1.00 par value, at stated
     value:
     Series A, 5% cumulative convertible; 200,000 shares issued
       and outstanding with a stated value of $40 per share                                  8,000,000
     Series B, 7% cumulative; 300,000 shares issued and
       outstanding with a stated value of $40 per share                                     12,000,000
   Common stock, $.01 par value; 30,000,000 shares authorized;
       10,030,414 shares issued                                                                100,304
   Paid-in capital                                                                          (7,389,197)
   Retained earnings                                                                         8,312,822
                                                                                          ------------
                                                                                            21,023,929

   Less:  Treasury stock, 21,100 shares at cost                                                (54,164)
                                                                                          ------------
Total stockholders' equity                                                                  20,969,765
                                                                                          ------------

Total liabilities and stockholders' equity                                                 $31,747,909
                                                                                          ============












                                            See notes to consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 Year ended September 30,
                                                                              2003                      2002
                                                                              ----                      ----
Net sales income                                                         $ 28,809,947              $ 21,508,380
Net service income                                                          4,517,798                 3,900,551
                                                                       --------------            --------------
                                                                          33,327,745                25,408,931
Costs of sales                                                            19,072,042                14,370,776
                                                                       -------------             -------------
Gross profit                                                              14,255,703                11,038,155
Operating, selling, general and
  administrative expenses                                                  7,801,231                 7,172,510
Depreciation and amortization                                                257,821                   315,691
                                                                       -------------             -------------
Income from operations                                                     6,196,651                 3,549,954
Interest expense                                                             217,063                   244,746
                                                                       -------------             -------------
Income before income taxes                                                 5,979,588                 3,305,208
Provision for income taxes                                                 1,487,000                 1,104,000
                                                                       --------------            -------------
Net income                                                                 4,492,588                 2,201,208
Preferred stock dividends                                                  1,240,000                 1,240,000
                                                                       -------------             -------------
Net income attributable
 to common stockholders                                                $   3,252,588             $     961,208
                                                                       =============             =============

Earnings per share:
  Basic                                                                $        0.33             $       0.10
  Diluted                                                              $        0.30             $       0.10






                                            See notes to consolidated financial statements.


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended September 30, 2003 and 2002


                                                       Series A       Series B                      Retained
                                 Common Stock         Preferred       Preferred        Paid-in      Earnings  Treasury
                               Shares     Amount        Stock           Stock          Capital     (Deficit)   Stock      Total

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001   10,011,716  $100,117   $8,000,000   $12,000,000                - $(3,110,444)  $(54,164)  $16,935,509

Adjust capital
transactions (Note 8)                  -         -           -              -        (7,389,010)  7,209,470          -     (179,540)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001
  as restated                 10,011,716    100,117     8,000,000  12,000,000       (7,389,010)  4,099,026    (54,164)   16,755,969

Net income                             -          -             -           -                -   2,201,208           -    2,201,208

Preferred stock dividends              -           -            -           -                -  (1,240,000)          -   (1,240,000)

------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2002   10,011,716     100,117    8,000,000  12,000,000       (7,389,010) 5,060,234      (54,164)  17,717,177

Net income                             -           -            -           -                -  4,492,588            -    4,492,588

Preferred stock dividends              -           -            -           -                - (1,240,000)           -   (1,240,000)

Issue common shares               18,698         187            -           -             (187)        -             -            -

------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2003   10,030,414   $100,304    $8,000,000    $12,000,000   $(7,389,197) $8,312,822    $(54,164) $20,969,765

====================================================================================================================================



                                            See notes to consolidated financial statements.


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year ended September 30,
                                                                             2003                       2002
                                                                             ----                       ----
Cash Flows from Operating Activities
Net income                                                             $ 4,492,588               $  2,201,208
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                           257,821                    315,691
   Provision for deferred income taxes                                    (414,000)                   (81,000)
   Change in:
      Receivables                                                         (278,382)                  (509,811)
      Inventories                                                       (4,546,859)                   144,883
      Other assets                                                         (12,770)                    79,634
      Accounts payable and accrued liabilities                           1,497,524                    221,863
                                                                      ------------               ------------
Net cash provided by operating activities                                  995,922                  2,372,468
                                                                      ------------               ------------

Cash Flows from Investing Activities
Additions to property and equipment                                       (671,412)                  (610,630)
                                                                      ------------               ------------
Net cash used in investing activities                                     (671,412)                  (610,630)
                                                                      ------------               ------------

Cash Flows from Financing Activities
Net borrowings under line of credit                                        712,221                    222,548
Proceeds from stockholder loans                                                  -                    179,671
Payments on stockholder loans                                             (335,705)                  (178,237)
Proceeds on notes payable                                                  440,000                          -
Repayments on notes payable                                               (180,483)                  (200,638)
Payments of preferred dividends                                         (1,240,000)                (1,240,000)
                                                                      ------------               ------------
Net cash used in financing activities                                     (603,967)                (1,216,656)
                                                                      ------------               ------------

Net (decrease) increase in cash                                           (279,457)                   545,182

Cash, beginning of year                                                    775,740                    230,558
                                                                      ------------               ------------

Cash, end of year                                                     $    496,283               $    775,740
                                                                      ============               ============



Supplemental Cash Flow Information
   Cash paid for interest                                             $    205,626               $    244,253
   Cash paid for income taxes                                         $  1,699,785               $  1,832,342


                                            See notes to consolidated financial statements.


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended September 30, 2003 and 2002


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

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

Property and equipment

Property and equipment consists of office equipment, other equipment, and buildings, with estimated useful lives of 5 years, 10 years, and 40 years, respectively. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the remainder of the lease agreement. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation expense was $257,821 and $157,267 for the years ended September 30, 2003 and 2002, respectively.

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

Revenue recognition

Our principal sources of revenues are from sales of new, remanufactured or used equipment, and repair services. The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. The stated shipping terms are FOB shipping point per our sales agreements with customers. Accruals are established for expected returns based on historical activity. Revenue for services is recognized when the repair is completed and the product is shipped back to the customer.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net Sales Income and Net Service Income in the accompanying Consolidated Statements of Income. Actual costs for shipping and handling of these sales is included in Costs of Sales.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $229,534 and $224,468 for the years ended September 30, 2003 and 2002, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables. In 2003, we purchased approximately 42% of our inventory from Scientific-Atlanta. The concentration of suppliers of our inventory subjects us to risk.

Goodwill

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

         Goodwill - Adoption of Statement 142

Year ended September 30,
                                                          2003                       2002
                                                          ----                       ----
Reported Net Income                                  $ 4,492,588                $ 2,201,208
Add back: Goodwill amortization                                -                    158,424
                                                     -----------                -----------
Adjusted Net Income                                  $ 4,492,588                $ 2,359,632
                                                     ===========                ===========

Basic Earnings per Share
Reported Net Income                                       $0.33                       $0.10
Add back: Goodwill amortization                              -                         0.01
                                                          -----                       -----
Adjusted Net Income                                       $0.33                       $0.11
                                                          =====                       =====

Diluted Earnings per Share
Reported Net Income                                       $0.30                       $0.10
Add back: Goodwill amortization                               -                        0.01
                                                          -----                       -----
Adjusted Net Income                                       $0.30                       $0.11
                                                          =====                       =====

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

Impact of recently issued accounting standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value regardless of the probability of the loss. The adoption did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements shall be effective for financial reports for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.


Note 2 - Inventories

Inventories are summarized as follows:

                                                                      2003                     2002
                                                             ------------------------ -----------------------
                New                                                  $ 16,479,825           $11,731,604
                Used                                                    6,098,371             5,852,633
                Allowance for obsolete inventory                         (447,100)                    -
                                                             ------------------------ -----------------------

                                                                     $ 22,131,096           $17,584,237
                                                             ======================== =======================

New inventory includes products purchased from the manufacturers plus "surplus-new" which is unused products purchased from other distributors or multiple system operators. Used inventory includes factory remanufactured, Company remanufactured and used products.

We regularly review inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. The Company recorded a charge to allow for obsolete inventory at September 30, 2003, increasing the cost of sales by $447,100. We wrote certain items in inventory down to their estimated market values at September 30, 2002, increasing the cost of sales by $1,442,938.


Note 3 - Line of Credit, Stockholder Notes, and Notes Payable

At September 30, 2003, a $5,185,902 balance is outstanding under a $9.0 million line of credit due June 30, 2004, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (2.75% at September 30, 2003). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income before the payment of preferred dividends greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $604,498 at September 30, 2003 and is included in the bank revolving line of credit.

Stockholder notes of $800,000 are subordinate to and bear interest at rates equal to the line of credit (2.75% at September 30, 2003). The notes are due on demand and are classified as current. Stockholder notes of $423,644, which were issued for purchases of real estate, bear interest at 7.5% and are due in monthly payments through 2011. Notes payable to unrelated parties of $502,804 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus 1/4%.

The aggregate maturities of stockholder and other notes payable for the five years ending September 30, 2008 are as follows: 2004 - $956,866; 2005 - $78,501;
2006 - $83,814; 2007 - $89,495; 2008 - $95,570; thereafter - $422,202.


Note 4 - Income Taxes

The provisions for income taxes consist of:

                                                                      2003                     2002
                                                             ------------------------ -----------------------
                Current                                             $   1,901,000            $   1,185,000
                Deferred                                                 (414,000)                 (81,000)
                                                             ------------------------ -----------------------

                                                                    $   1,487,000            $   1,104,000
                                                             ======================== =======================

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the year ended September 30,:


                                                                         2003                     2002
                                                             ------------------------ -----------------------
                Statutory tax rate                                         34.0%                    34.0%
                State income taxes, net of U.S.
                    federal tax benefit                                     5.0                      2.4
                Non-deductible goodwill
                    amortization and other
                    non-deductible expenses                                   -                      1.4
                Tax credits and exclusions                                 (2.8)                      -
                Adjustment of deferred tax
                    asset valuation allowance                              (7.4)                    (3.8)
                Other                                                      (3.9)                    (0.6)
                                                             ------------------------ -----------------------

                                                                           24.9%                    33.4%
                                                             ======================== =======================


Deferred tax assets consist of the following at September 30,

                                                                         2003                      2002
                                                               ------------------------- -------------------------

           Net operating loss carryforwards                         $   1,269,000             $   1,358,000
           Tax basis in excess of financial basis
             of certain assets                                            186,000                   119,000
           Financial liability accruals                                    66,000                    73,000
                                                               ------------------------- -------------------------

           Total deferred tax assets                                    1,521,000                 1,550,000
           Valuation allowance                                                  -                  (443,000)
                                                               ------------------------- -------------------------

           Net deferred tax asset                                   $   1,521,000             $   1,107,000
                                                               ========================= =========================


           Deferred tax assets are classified as:
             Current                                                $     367,000             $     102,000
             Noncurrent                                                 1,154,000                 1,005,000
                                                               ------------------------- -------------------------

                                                                    $   1,521,000             $   1,107,000
                                                               ========================= =========================

Utilization of ADDvantage's net operating loss carryforward of approximately $3,732,000 to reduce future taxable income is limited to an annual amount of $265,000. The NOL carryforward expires in varying amounts from 2014 to 2019. The valuation allowance was provided due to uncertainty surrounding the probability of utilizing all of the net operating loss carryovers. The allowance is adjusted annually based on management's current evaluation. This allowance was removed as a result of favorable tax developments during 2003 that improved management's evaluation of the likelihood of realizing these benefits.


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

At September 30, 2003, 1,001,041 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 815,041 shares were available for future grants at September 30, 2003.

A summary of the status of the Company's stock options at September 30, 2003 and 2002, and changes during the years then ended is presented below.


                                                         2003                                2002
                                            --------------------------------    -------------------------------
                                              Shares       Wtd. Avg.              Shares          Wt. Avg.
                                                           Ex. Price                              Ex. Price
                                            --------------------------------    -------------------------------

Outstanding, beginning of year                  114,500         $2.07              114,500          $2.07
Granted                                          71,500          1.81                    -           -
Exercised                                             -          -                       -           -
Canceled                                         (7,000)         -                       -           -
                                            ---------------                    ----------------

Outstanding, end of year                        179,000         $1.97              114,500          $2.07
                                            ===============                    ================

Exercisable, end of year                        129,875         $2.79               46,125          $2.31
                                            ===============                    ================

Weighted average fair value of
    Options granted                              $1.55                               N/A
                                            ===============                    ================


The following table summarizes information about fixed stock options outstanding at September 30, 2003:

                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                  Number        Remaining                          Number
          Range of              Outstanding    Contractual      Exercise         Exercisable      Exercise
       Exercise Prices          At 9/30/03         Life           Price          at 9/30/03         Price
-----------------------------------------------------------------------------  --------------------------------
           $1.900                  10,000       9.5 years          $1.90                 -           $1.90
           $1.650                   6,000       8.5 years          $1.65             6,000           $1.65
           $0.810                   6,000       7.5 years          $0.81             6,000           $0.81
           $1.500                   6,000       6.5 years          $1.50             6,000           $1.50
           $1.500                  61,500       5.5 years          $1.50            30,750           $1.50
           $3.125                  39,500       4.5 years          $3.13            31,125           $3.13
           $4.000                  50,000       4.0 years          $4.00            50,000           $4.00
                              ----------------                                 ----------------

                                  179,000                                          129,875
                              ================                                 ================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003: risk-free interest rates of 3.0%; expected dividend yield of 0.0; expected lives of 6 years; and estimated volatility of 118%.

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


Note 6 - Related Parties

Cash used in financing activities in 2003 was primarily used to pay dividends on the Company's Series A and Series B Preferred Stock. Dividends on these preferred stocks total $1,240,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.


Stock Ownership
                                              Percent of       Percent of
                             Percent of         Series A       Series B
                             Common           Preferred       Preferred
                                Stock           Stock          Stock
Name of                    Beneficially      Beneficially     Beneficially
Beneficial Owner              Owned          Owned (A)        Owned (A)
----------------              -----          ---------        ---------

David E. Chymiak                41.6%            50.0%            50.0%

Kenneth A. Chymiak              40.0%            50.0%            50.0%

(A) The two series of outstanding preferred stock have an aggregate preference upon liquidation of $20,000,000.

In fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from TULSAT Corporation on September 30, 1999 the real estate and improvements comprising the headquarters and a substantial portion of the other office and warehouse space of TULSAT Corporation for a price of $1,286,000. The price represents the appraised value of the property less the sales commission and other sales expenses that would have been incurred by TULSAT Corporation if it had sold the property to a third party in an arm's-length transaction. TULSAT Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property.

In fiscal 2001, ADDvantage Technologies Group of Texas borrowed $150,000 on June 26, 2001 from Chymiak Investments, L.L.C for the purchase of a building comprising of office and warehouse space at the location in Texas. The note is payable at 7.5% over 10 years and total interest paid in 2003 and 2002 was $9,869 and $10,694, respectively.

In fiscal 2002, ADDvantage Technologies Group of Missouri completed additions at its location in Missouri and financed $342,000 from Chymiak Investments, L.L.C for a building comprising of office and warehouse space. The note is payable at 7.5% over 10 years and total interest paid in 2003 and 2002 was $23,371 and $21,657, respectively.

Chymiak Investments Inc., which is owned by Kenneth A. Chymiak and his wife, Susan C. Chymiak, owns three other properties leased to TULSAT Corporation for five-year terms (all ending in 2004).

The Company has outstanding, unsecured stockholder loans of $800,000. Of this amount, $650,000 is payable to revocable trusts for the benefit of Kenneth A. Chymiak and his wife and $150,000 is payable to David E. Chymiak. The interest rate on the notes is one and one-quarter percentage point below the Chase Manhattan Bank Prime, which is the same rate as the Company's bank line of credit. The current rate on the notes is 2.75% and the total interest paid on the notes was $30,323 in 2003 and $47,352 in 2002.

The Company leases various properties primarily from two companies owned by the Company's principal shareholders. Future minimum lease payments under these leases are as follows:

                           2004                                    384,840
                           2005                                    105,840
                           2006                                     17,640
                                                              -------------

                                                                 $ 508,320
                                                              =============

Related party rental expense for the years ended September 30, 2003 and 2002 was $461,000 and $438,000, respectively.


Note 7 - Retirement Plan

The Company sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $140,673 during the year ended September 30, 2003 and $111,144 during the year ended September 30, 2002.


Note 8 - Capital Restatement

On September 30, 1999, the former shareholders of TULSAT Corporation (formerly named DRK Enterprises, Inc.) assumed control of ADDvantage Technologies Group, Inc. (formerly named ADDvantage Media Group, Inc.) The resulting merger was accounted for as a business combination, with the Preferred Stock issued in the merger recorded as first a reduction of paid-in capital in an amount to exhaust the account, and the remainder to retained earnings (deficit). Pursuant to Staff Accounting Bulletin Topic 4, the Company has revised its accounting for this series of capital transactions.

The net difference from the previous reporting is that goodwill of $199,490 has been eliminated and the carrying value of common stock has been accordingly reduced. In addition, the amount of retained earnings at merger date is adjusted to $0, while additional paid-in capital has been adjusted to report a deficiency of paid-in capital of $8,411,731. Common stock activity subsequent to this date has been credited to the deficiency of paid-in capital.

Note 9 - Earnings per Share


                                                          Year ended          Year ended
                                                        September 30,       September 30,
                                                             2003                2002
                                                      ------------------- -------------------

Net income                                            $     4,492,588     $     2,201,208
Dividends on preferred stock                                1,240,000           1,240,000
                                                      ------------------- -------------------
Net income attributable to
    common shareholders - basic                             3,252,588             961,208
Dividends on Series A convertible
    preferred stock                                           400,000             400,000
                                                      ------------------- -------------------
Net income attributable to common
    shareholders - diluted                            $     3,652,588     $     1,361,208
                                                      =================== ===================


Weighted average shares outstanding                        10,007,756           9,991,716

Potentially dilutive securities
-------------------------------
Assumed conversion of 200,000 shares of
  Series A convertible preferred stock                      2,000,000           2,000,000

Effect of dilutive stock options                               13,479                   -
                                                      ------------------- -------------------

Weighted average shares outstanding -
    assuming dilution                                      12,021,235          11,991,716
                                                      =================== ===================

Earnings per common share:
    Basic                                             $         0.33      $         0.10
    Diluted                                                     0.30                0.10

                                                      =================== ===================

Earnings per common share-diluted for the year ended September 30, 2002 are the same as basic earnings per share as conversion of potentially dilutive securities are anti-dilutive.



Note 10 - Subsequent Event

On November 24, 2003, the Company's common stock began trading on the American Stock Exchange under the symbol AEY.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 8A.          CONTROLS AND PROCEDURES

Our management carried out an evaluation pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or furnish under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the period covered by this report on Form 10-KSB, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this item concerning our officers, directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Identity of Officers," "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," respectively, of our Proxy Statement for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2003.


ITEM 10.          EXECUTIVE COMPENSATION

         The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled "Compensation of Directors and Executive Officers" of our Proxy Statement.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" of our Proxy Statement.


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

         2.5 The Purchase and Sale Agreement with Nick Ferolito, Russell Brown and Fero-Midwest d/b/a Comtech Services incorporated by reference to Exhibit
                           2.5 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on December 28, 2001.

         3.1 Certificate of Incorporation of the Company and amendments thereto incorporated by reference to
                           Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

         3.2 Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

         4.1 Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

         10.1 Lease Agreement dated September 15, 1999 by and between Chymiak Investments, L.L.C. and TULSAT Corporation (formerly named DRK Enterprises, Inc.) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

         10.2              Schedule of documents  substantially  similar to
                           Exhibit 10.1  incorporated by reference to Exhibit
                           10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

         10.3 Employment Agreement, dated as of November 22, 1999, by and between Lee CATV Corporation, Randy L. Weideman and TULSAT Corporation incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on December 7, 1999.

         10.4 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan
                           C. Chymiak Revocable Trust dated as of February 7, 2000 incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on January 9, 2001.

         10.5 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000 incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on January 9, 2001.

        21.1               Subsidiaries incorporated by reference to Exhibit
                           21.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

        23.1               Consent of Tullius Taylor Sartain & Sartain LLP.

        31.1 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

        32.1 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)               Reports on Form 8-K

                           None.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until our Annual Report on Form 10-KSB for our first fiscal year ending after December 15, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADDvantage Technologies Group, Inc.


Date:  December 23, 2003            By: /s/ Kenneth A. Chymiak
                                        --------------------------------------
                                        Kenneth A. Chymiak, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 23, 2003                    /s/ David E. Chymiak
                                            --------------------------------
                                            David E. Chymiak, Chairman of the
                                            Board of Directors

Date:  December 23, 2003                    /s/ Kenneth A. Chymiak
                                            --------------------------------
                                            Kenneth A. Chymiak, President, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer and
                                            Principal Financial Officer)

Date:  December 23, 2003                    /s/ Dee Cooper
                                            ---------------------------------
                                            Dee Cooper, Controller (Principal
                                            Accounting Officer)

Date:  December 23, 2003                    /s/ Gary W. Young
                                            --------------------------------
                                            Gary W. Young, Director

Date:  December 23, 2003                    /s/ Stephen J. Tyde
                                            --------------------------------
                                            Stephen J. Tyde, Director

Date:  December 23, 2003                    /s/ Freddie H. Gibson
                                            -------------------------------
                                            Freddie H. Gibson, Director

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

         2.5 The Purchase and Sale Agreement with Nick Ferolito, Russell Brown and Fero-Midwest d/b/a Comtech Services incorporated by reference to Exhibit
                           2.5 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on December 28, 2001.

         3.1 Certificate of Incorporation of the Company and amendments thereto incorporated by reference to
                           Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

         3.2 Bylaws of the Company, as amended incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

         4.1 Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

         10.1 Lease Agreement dated September 15, 1999 by and between Chymiak Investments, L.L.C. and TULSAT Corporation (formerly named DRK Enterprises, Inc.) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

         10.2              Schedule of documents  substantially  similar to
                           Exhibit 10.1  incorporated by reference to Exhibit
                           10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on December 30, 1999.

         10.3 Employment Agreement, dated as of November 22, 1999, by and between Lee CATV Corporation, Randy L. Weideman and TULSAT Corporation incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 7, 1999.

         10.4 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan
                           C. Chymiak Revocable Trust dated as of February 7, 2000 incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on January 9, 2001.

         10.5 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000 incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on January 9, 2001.

         21.1              Subsidiaries incorporated by reference to Exhibit
                           21.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

         23.1              Consent of Tullius Taylor Sartain & Sartain LLP.

         31.1              Certification  of Periodic  Report by Chief
                           Executive  Officer and Chief Financial  Officer under
                           Section 302 of the Sarbanes Oxley Act of 2002.

         32.1 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer under
                           Section 906 of the Sarbanes-Oxley Act of 2002.