Form 10-Q
period 2003-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-02-17
CIK 874292

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003, OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________ TO ______________

                       Commission File number 1-10799

                     ADDvantage Technologies Group, Inc.
             (Exact name of registrant as specified in its charter)

        OKLAHOMA                                   73-1351610
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

        1605 E. Iola
    Broken Arrow, Oklahoma                           74012
(Address of principal executive office)	         (Zip Code)

                           (918) 251-9121
           (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.         Yes    X       No
                               -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes       No   X
                                                        -----    -----
Shares outstanding of the issuer's $.01 par value common stock as of February 10, 2004 were 10,031,234.

                       Part I - Financial Information
                                                                   Page


Financial Information:

  Item 1.   Financial Statements

     Consolidated Condensed Balance Sheets (Unaudited)
       December 31, 2003 and September 30, 2003                      3

     Consolidated Condensed Statements of Income (Unaudited)
       Three Months Ended December 31, 2003 and 2002                 5

     Consolidated Condensed Statements of Cash Flows (Unaudited)
       Three Months Ended December 31, 2003 and 2002                 6

     Notes to Unaudited Consolidated Condensed Financial Statements  7

  Item 2.

     Management's Discussion and Analysis of the Financial
       Condition and Results of Operations                          10

  Item 3.

     Quantitative and Qualitative Disclosures About Market Risk     13

  Item 4.

     Controls and Procedures                                        13


               Part II - Other Information


  Item 6.  Exhibits and Reports on Form 8-K                         14

  Signatures                                                        15

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (UNAUDITED)


                                                  December 31,   September 30,
                                                      2003           2003
                                                      ----           ----
Assets
Current assets:
  Cash                                          $    665,194    $    496,283
  Accounts receivable, net of allowance
    of $73,312 and $78,359                         5,313,132       3,783,680
  Inventories                                     21,187,420      22,131,096
  Deferred income taxes                              440,000         367,000
Total current assets                              27,605,746      26,778,059

Property and equipment, at cost:
   Machinery and equipment                         2,075,279       2,061,598
   Land and buildings                              1,326,939       1,326,939
   Leasehold improvements                            521,972         521,972
                                                ------------    ------------
                                                   3,924,190       3,910,509
Less accumulated depreciation and amortization    (1,349,336)     (1,284,347)
                                                ------------    ------------
Net property and equipment                         2,574,854       2,626,162

Other assets:
  Deferred income taxes                            1,131,000       1,154,000
  Goodwill                                         1,150,060       1,150,060
  Other assets                                        22,856          39,628
                                                ------------    ------------
Total other assets                                 2,303,916       2,343,688
                                                ------------    ------------

Total assets                                    $ 32,484,516    $ 31,747,909
                                                ============    ============





















      See notes to unaudited consolidated condensed financial statements.

                                       3

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                  December 31,   September 30,
                                                     2003            2003
                                                     ----            ----
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                              $  2,033,828    $  2,631,221
  Accrued expenses                                   526,619         829,459
  Accrued income taxes                               885,337          95,114
  Bank revolving line of credit                    5,075,395       5,185,902
  Notes payable - current portion                     77,219         118,393
  Dividends payable                                  310,000         310,000
  Stockholder notes                                  764,199         838,473
                                                ------------    ------------
Total current liabilities                          9,672,597      10,008,562
Notes payable                                        375,305         384,411
Stockholder notes                                    375,094         385,171
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
    $1.00 par value, at stated value:
   Series A, 5% cumulative convertible; 200,000
    shares issued and outstanding with a stated
    value of $40 per share                         8,000,000       8,000,000
   Series B, 7% cumulative; 300,000 shares issued
    And outstanding with a stated value of
    $40 per share                                 12,000,000      12,000,000
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 10,035,414 and 10,030,414 shares
    issued, respectively                             100,354         100,304
  Paid-in capital                                 (7,380,662)     (7,389,197)
  Retained earnings                                9,395,992       8,312,822
                                                ------------    ------------
                                                  22,115,684      21,023,929

  Less:  Treasury stock, 21,100 shares at cost       (54,164)        (54,164)
                                                ------------    ------------
Total stockholders' equity                        22,061,520      20,969,765
                                                ------------    ------------

Total liabilities and stockholders' equity      $ 32,484,516    $ 31,747,909
                                                ============    ============












      See notes to unaudited consolidated condensed financial statements.

                                       4

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three months ended
                                                         December 31,
                                                   2003              2002
                                                   ----              ----
Net sales income                             $  10,181,250     $   6,491,416
Net service income                               1,111,250         1,205,562
                                             -------------     -------------
                                                11,292,500         7,696,978
Costs of sales                                   6,844,610         4,072,922
                                             -------------     -------------
Gross profit                                     4,447,890         3,624,056
Operating, selling, general and
  administrative expenses                        2,148,978         1,917,774
Depreciation and amortization                       64,989            57,678
                                             -------------     -------------
Income from operations                           2,233,923         1,648,604
Interest expense                                    55,753            59,760
                                             -------------     -------------
Income before income taxes                       2,178,170         1,588,844
Provision for income taxes                         785,000           574,669
                                             -------------     -------------
Net income                                       1,393,170         1,014,175
Preferred dividends                                310,000           310,000
                                             -------------     -------------
Net income attributable
  to common stockholders                     $   1,083,170     $     704,175
                                             =============     =============

Earnings per share:
  Basic                                      $        0.11     $        0.07
  Diluted                                    $        0.10     $        0.07

Shares used in per share calculation
  Basic                                         10,011,314        10,004,181
  Diluted                                       12,080,044        12,004,181
















        See notes to unaudited consolidated condensed financial statements.

                                       5

                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Three months ended
                                                         December 31,
                                                   2003              2002
                                                   ----              ----
Cash Flows from Operating Activities
Net income                                   $  1,393,170       $  1,014,175
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                   64,989             57,678
   Deferred income tax benefit                    (50,000)               -
   Change in:
      Receivables                              (1,529,452)           128,091
      Inventories                                 943,676         (1,637,336)
      Other assets                                 16,772               (242)
      Accounts payable                           (597,393)           300,657
      Accrued liabilities                         487,383            400,065
                                             ------------       ------------
Net cash provided by operating activities         729,145            263,088
                                             ------------       ------------

Cash Flows from Investing Activities
Additions to property and equipment               (13,681)           (33,882)
                                             ------------       ------------
Net cash used in investing activities             (13,681)           (33,882)
                                             ------------       ------------

Cash Flows from Financing Activities
Net change under line of credit                  (110,507)           195,301
Payments on stockholder loans                     (84,351)           (75,000)
Payments on notes payable                         (50,280)           (52,094)
Proceeds from stock options exercised               8,585                -
Payments of preferred dividends                  (310,000)          (310,000)
                                             ------------       ------------
Net cash used in financing activities            (546,553)          (241,793)
                                             ------------       ------------

Net (decrease) increase in cash                   168,911            (12,587)

Cash, beginning of period                         496,283            775,740
                                             ------------       ------------

Cash, end of period                          $    665,194       $    763,153



Supplemental Cash Flow Information
  Cash paid for interest                     $     55,509       $     59,267
  Cash paid for income taxes                 $     16,000       $        -




      See notes to unaudited consolidated condensed financial statements.

                                       6

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2003 have been audited by independent certified public accountants. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003.


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


Note 3 - Earnings per Share

Basic and diluted net earnings per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

                                                Three months ended
                                                   December 31,
                                                2003             2002
                                                ----             ----
Basic EPS Computation:

Net income attributable to
  common stockholders                    $   1,083,170    $     704,175

Weighted average outstanding
  common shares                             10,011,314       10,004,181

Earnings per Share - Basic               $        0.11    $        0.07
                                         =============    =============


Diluted EPS Computation:

Net income attributable to
  common stockholders                    $   1,083,170    $     704,175
Add:  Dividends on Series A convertible
       preferred stock                         100,000          100,000
                                         -------------    -------------
Net income attributable to common
  stockholders - Diluted                     1,183,170          804,175

Weighted average outstanding
  common shares                             10,011,314       10,004,181

Potentially dilutive securities
Assumed conversion of 200,000 shares of
  Series A convertible preferred stock       2,000,000        2,000,000
Effect of dilutive stock options               143,453              -
                                         -------------    -------------
Weighted average shares outstanding -
  assuming dilution                         12,154,767       12,004,181

Earnings per Share - Diluted             $        0.10    $        0.07
                                         =============    =============


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At December 31, 2003, a $5,075,395 balance is outstanding under a $9.0 million line of credit due June 30, 2004, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (2.75% at December 31, 2003). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income before the payment of preferred dividends greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, is $346,560 at December 31, 2003 and is included in the bank revolving line of credit.

Stockholder loans of $725,000 bear interest at rates that correspond with the line of credit (2.75% at December 31, 2003). The notes are due on demand and are classified as current. Stockholder notes, which were issued for purchases of real estate, total $414,293. These notes bear interest at 7.5% and are due in monthly payments through 2011. Notes payable to unrelated parties totaled $452,524, of which $41,667 is due in quarterly payments through March 2004, with $25,000 of this amount bearing interest at 7%. The remaining amount of $410,857 is due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus 1/4%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products. We also specialize in the sale of refurbished, previously-owned cable television ("CATV") equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for several different manufacturers of equipment and other related products. It is through our development of these relationships that that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs"). As a result, our overall sales are up significantly for the first three months of 2004. We continue to believe that as cable companies look at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for our repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2003 and December 31, 2002

Net Sales. Net sales increased $3.6 million, or 46.7%, to $11.3 million in the first quarter of fiscal 2004, from $7.7 million for the same period in fiscal 2003, primarily due to the positive results of our marketing initiatives and distributor relationships discussed in the previous paragraph. Also, several MSOs accelerated their equipment purchases during the period. Consequently, it is possible that this level of sales may not continue in the coming periods. New equipment sales were up 85.4% to $7.6 million for the current period, compared with $4.1 million for the same period of fiscal 2003. Sales of remanufactured equipment increased by 8.3% to $2.6 million for the current period, compared with $2.4 million in the same period last year. Repair service revenues were down 8.3% to $1.11 million for the current quarter, compared with $1.21 million for the same period last year. The decrease in repair services was due to favorable weather conditions which resulted in fewer weather-related repairs and the fact that many of the MSOs have replaced their older equipment with new distribution equipment having longer OEM warranties.

Cost of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, and (iii) the related transportation costs. Costs of sales increased to $6.8 million for the first quarter of fiscal 2004 from $4.1 million for the same period of fiscal 2003. The increase was primarily due to the increase in sales for the period. Costs of sales for new and refurbished equipment increased to 65.1% of net sales for 2004 from 59.7% of net sales for 2003. This increase was primarily due to the increase in the allowance for obsolete inventory during 2004. Costs of sales for repair services increased to 19.7% of net sales for 2004 from 16.6% of net sales for 2003. This increase was due primarily to the high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit climbed $824,000 or 22.2% to $4.4 million for the first quarter of fiscal 2004 from $3.6 million for the same period in fiscal 2003. The gross margin percentage was 39.4% for the current quarter, compared to 47.1% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which are accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses includes all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $231,000 in the first quarter of fiscal 2004, to $2.15 million from $1.92 million for the same period in 2003, an increase of 12.0%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the incurrence of fees for the Company's commencement of trading on the American Stock Exchange.

Income from Operations.   Income from operations rose $585,000, or 35.2%, to
$2.23 million for the first quarter of fiscal 2004 from $1.65 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs, partially offset by the increase in the allowance for obsolete inventory in 2004.

Interest Expense. Interest expense for the three months ended December 31, 2003 was $55,753 compared to $59,760 for the same period last year. The decrease was primarily attributable to a lower average interest rate on our line of credit. The weighted average interest rate paid on the line of credit decreased to 2.75% for 2004 from 3.2% for 2003.

Income Taxes. The provision for income taxes for fiscal 2004 increased to $785,000 from $575,000 in fiscal 2003. This increase was primarily due to higher pre-tax earnings in fiscal 2004.

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

      We market our products primarily to MSOs and other users of cable television equipment who are seeking products of which manufacturers have discontinued production, or are seeking shipment on a same-day basis. Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross
profit margins on our sales.   Carrying these large inventories represents our
largest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we are able to make in a reasonable period. Over the past two years, our investment in inventory has shifted to become predominantly new products purchased from manufacturers and "surplus-new" products, which are unused products purchased from other distributors or MSOs.

      In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We recorded an allowance of 2%, or $447,000, of the inventory balance at September 30, 2003 as a reserve for obsolete equipment. For the three months ended December 31, 2003, we increased this allowance by 1%, or $201,000, as a reserve for obsolete equipment purchased during the period. No allowance was recorded for the three months ended December 31, 2002.

      Accounts Receivable Valuation

      Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2003, accounts receivable, net of allowance for doubtful accounts of $73,000, amounted to $5.3 million.

Liquidity and Capital Resources

      We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 1.25% below Chase Manhattan Prime (2.75% at December 31, 2003). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at December 31, 2003 of $5.1 million, due June 30, 2004. We intend to renew the agreement at the maturity date under similar terms.

     We finance our operations primarily through internally generated funds and a bank line of credit. The final payment of $42,000 including principal and interest for obligations related to the NCS purchase will be paid on March 1, 2004. Monthly payments of principal for loans used to purchase buildings total $71,000 in the next 12 months. We expect to fund these payments through cash flows from operations.

      Stockholder loans include two notes totaling $725,000, due on demand, bearing interest at the same rate as our bank line of credit. These notes are being repaid at the rate of $25,000 per month. It is not expected that these notes will be called within the next year.

Forward Looking Statements

	Certain statements included in this report which are not historical facts are forward-looking statements. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as "expects," "anticipates," "intends," "plans," "believes," "projects", "estimates" and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the future prospects for our business, our ability to generate or to raise sufficient capital to allow it to make additional business acquisitions, changes or developments in the cable television business that could adversely affect our business or operations, the continued availability to us of our key management personnel, general economic conditions, the availability of new and used equipment and other inventory and our ability to fund the costs thereof, and other factors which may affect our ability to comply with future obligations. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and stockholder notes. The interest rates under the line of credit and the stockholder notes fluctuate with the prime rate. At December 31, 2003, the outstanding balances subject to variable interest rate fluctuations totaled $5.8 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

	The Company maintains no cash equivalents and does not enter into derivative financial instruments. All sales and purchases are denominated in U.S. dollars.

Item 4.  Controls and Procedures

     Based on his evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II-OTHER INFORMATION


                              OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibit No.	Description

        31.1 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

        32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)  Reports on Form 8-K for the quarter ended December 31, 2003:

      The Company furnished several reports on Form 8-K covering matters disclosed under Items 9 and 12 but no reports on Form 8-K were filed during the period.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                               (Registrant)

                                            By: /s/ Kenneth A. Chymiak
                                            ----------------------------
Date:  February 13, 2004                    Kenneth A. Chymiak,
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer and Principal Financial
                                            Officer)

                                           By: /s/ Dee Cooper
                                           -----------------------------
Date:  February 13, 2004                   Dee Cooper,
                                           Controller
                                           (Chief Accounting Officer)

                                   Exhibit 31.1

                                  CERTIFICATION

I, Kenneth A. Chymiak, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ADDvantage Technologies Group, Inc, (the "Company");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have;

       a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

       b. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on my evaluation; and

       c. Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

       a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

       b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: February 13, 2004

                                          By: /s/ Kenneth A. Chymiak
                                          -----------------------------
							Kenneth A. Chymiak,
                                          Principal Executive Officer and
                                          Principal Financial Officer

                                 Exhibit 32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of ADDvantage Technologies Group, Inc. (the "Company") on Form 10-Q for the fiscal quarter ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth A. Chymiak, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec 1350, as adopted pursuant to Sec 906 of the Sarbanes-Oxley Act of 2002, that:

    	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Kenneth A. Chymiak
-----------------------------
Kenneth A. Chymiak
Chief Executive Officer and Chief Financial Officer
February 13, 2004


A signed original of this written statement required by Section 906, or other Document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ADDvantage Technologies Group, Inc. and will be retained by ADDvantage Technologies Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.