Form 10KSB/A
period 2002-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-02-25
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-KSB/A
                             Amendment No. 2

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
         Yes     X        No
             ---------        ---------

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

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE
                      FORMAT (CHECK ONE):  Yes  [ ] No  [x]

     This Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended September 30, 2002 is being filed for the purpose of amending and restating the disclosures under Items 6 and 7 of Part II of Form 10-KSB.

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

     Results of Operations
     ---------------------

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

     Costs of Sales. Costs of sales includes the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, and the related transportation costs. Cost of
sales this year was 56.6% of net sales compared to 51.9% last year.   Costs of
sales for new and refurbished equipment rose to 63.8% of net sales for 2002 from 59.0% of net sales for 2001. This was primarily due to the write-down of inventory of $1.4 million discussed above. Cost of sales for repair services increased to 16.9% of net sales for 2002 from 10.3% of net sales for 2001. This increase was due primarily to the fact that we performed repairs on more high-end hybrid and fiber optic equipment that has a higher cost of material relative to sales.

     Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses includes all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation
(other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased $1.34 million, or 23.0% in 2002 over the previous year.
Most of this increase was directly attributable to operating expenses (primarily salaries and wages) associated with NCS, Comtech, Tulsat - Texas and the addition of the new facility, Tulsat - Atlanta, in 2002.

     Income from Operations. Income from operations decreased 27.0 %, to $3.5 million for 2002 from $4.9 million for 2001. This decrease was primarily due to the inventory write-down and operating costs associated with the recent acquisitions offset by higher net sales.

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

     Inbound freight charges are included in Costs of Sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.

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

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent
economic conditions present in the cable industry.   Rather than using the
allowance method for excess and slow moving inventory, a direct write-off method is utilized to present inventory at lower of cost or market. We wrote certain items in inventory down to their estimated market values at September 30, 2002, increasing the cost of sales by $1,442,938. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

     Accounts Receivable Valuation

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased from $0 at September 30, 2001 to $85,212 at September 30, 2002. The increase resulted from changes in the industry and the general downturn in the economy causing us to experience an increase in delays in receiving payments and defaults. At September 30, 2002, accounts receivable, net of allowance for doubtful accounts of $85,000, amounted to $3.3 million.

     Liquidity and Capital Resources

     We finance our operations primarily through internally generated funds and a bank line of credit.

     During 2002, we generated in excess of $2.4 million cash flow from operations, which we used to meet our preferred dividend obligations of $1.24 million, repay debt, and increase cash by $545,000.

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

     Our board of directors has authorized the repurchase of up to $l.0 million of our outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in the company's employees' stock plans or for acquisitions. We did not repurchase any shares during the fiscal year.

     We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our needs.

     We lease various properties from a company owned by our principal shareholders. Future minimum lease payments under these leases are as follows:

           2003                 $  437,700
           2004                    384,840
           2005                    105,840
           2006                     17,640
                                ----------

                                $  946,020
                                ==========

     Cash used in financing activities in 2002 was primarily used to pay dividends on our Series A and Series B Preferred Stock. Dividends on these preferred stocks total $1,240,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.


Stock Ownership
---------------
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

(A) The two series of outstanding preferred stock have an aggregate preference upon liquidation of $20,000,000 plus accrued and unpaid dividends.

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

ITEM 7.     FINANCIAL STATEMENTS


                     Index to Financial Statements                Page

Independent Auditors' Report                                       10

Consolidated Balance Sheet, September 30, 2002 (Restated)          11

Consolidated Statements of Income for Years Ended September
  30, 2002 and 2001 (Restated)                                     13

Consolidated Statement of Changes in Stockholders' Equity          14

Consolidated Statements of Cash Flows, Years Ended September
  30, 2002 and 2001 (Restated)                                     15

Notes to Consolidated Financial Statements                         16

                         INDEPENDENT AUDITORS' REPORT




The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. (the "Company") as of September 30, 2002 (as restated), and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 2002 and 2001 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2002 (as restated), and the consolidated results of its operations and its cash flows for the years ended September 30, 2002 and 2001 (as restated), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, the Company restated the financial statements for the years ended September 30, 2002 and 2001 to revise its accounting for the series of capital transactions associated with the merger of TULSAT Corporation and ADDvantage Technologies Group, Inc.




/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP


Tulsa, Oklahoma
December 12, 2002
except for Note 11, as to which the date is February 24, 2004

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                              September 30, 2002
                                  (Restated)
Assets
Current assets:
   Cash                                                    $    775,740
   Accounts receivable, net of allowance of $85,212           3,349,108
   Refundable income taxes                                      156,190
   Inventories                                               17,584,237
   Deferred income taxes                                        102,000
                                                           ------------
Total current assets                                         21,967,275

Property and equipment, at cost:
   Machinery and equipment                                    1,994,045
   Land and buildings                                           763,007
   Leasehold improvements                                       496,508
                                                           ------------
                                                              3,253,560
Less accumulated depreciation and amortization               (1,040,989)
                                                           ------------
Net property and equipment                                    2,212,571

Other assets:
   Deferred income taxes                                      1,005,000
   Goodwill, net of accumulated amortization of $398,531      1,150,060
   Other assets                                                  26,858
                                                           ------------
Total other assets                                            2,181,918
                                                           ------------

Total assets                                               $ 26,361,764
                                                           ============












                  See notes to consolidated financial statements.

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                         CONSOLIDATED BALANCE SHEET
                             September 30, 2002
                                  (Restated)

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                        $  1,471,672
   Accrued expenses                                             586,598
   Accrued income taxes                                             -
   Bank revolving line of credit                              4,473,681
   Notes payable - current portion                              166,667
   Dividends payable                                            310,000
   Stockholder notes                                          1,135,702
                                                           ------------
Total current liabilities                                     8,144,320
Notes payable                                                    76,620
Stockholder notes                                               423,647
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
     Series A, 5% cumulative convertible; 200,000 shares
     issued and outstanding with a stated value of
     $40 per share                                            8,000,000
     Series B, 7% cumulative; 300,000 shares issued and
       outstanding with a stated value of $40 per share      12,000,000
   Common stock, $.01 par value; 30,000,000 shares
       authorized; 10,011,716 shares issued                     100,117
   Paid-in capital                                           (7,389,010)
   Retained earnings                                          5,060,234
                                                           ------------
                                                             17,771,341

   Less:  Treasury stock, 20,000 shares at cost	                (54,164)
                                                           ------------
Total stockholders' equity                                   17,717,177
                                                           ------------

Total liabilities and stockholders' equity                 $ 26,361,764
                                                           ============









                See notes to consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                (Restated)

                                                  Year ended September 30,
                                                    2002             2001
                                                    ----             ----
Net sales income                               $ 21,508,380      $ 19,577,461
Net service income                                3,900,551         3,307,105
                                               ------------      ------------
                                                 25,408,931        22,884,566
Costs of sales                                   14,370,776        11,885,210
                                               ------------      ------------
Gross profit                                     11,038,155        10,999,356
Operating, selling, general and
  administrative expenses                         7,172,510         5,831,733
Depreciation and amortization                       315,691           302,466
                                               ------------      ------------
Income from operations                            3,549,954         4,865,157
Interest expense                                    244,746           336,752
                                               ------------      ------------
Income before income taxes                        3,305,208         4,528,405
Provision for income taxes                        1,104,000         1,667,000
                                               ------------      ------------
Net income                                        2,201,208         2,861,405
Preferred dividends                               1,240,000         1,240,000
                                               ------------      ------------
Net income attributable
 to common stockholders                        $    961,208      $  1,621,405
                                               ============      ============

Earnings per share:
  Basic                                        $       0.10      $       0.16
  Diluted                                      $       0.10      $       0.16











                See notes to consolidated financial statements.

                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   Years ended September 30, 2002 and 2001


                                                     Series A       Series B                 Retained
                               Common Stock         Preferred       Preferred      Paid-in   Earnings   Treasury
                             Shares     Amount        Stock           Stock        Capital   (Deficit)   Stock      Total
                           ---------------------------------------------------------------------------------------------------
Balance, September 30, 2000  9,992,956   $ 99,930   $8,000,000   $12,000,000             -  $(4,735,204) $(54,164)$15,310,562

Adjust capital
transactions (Note 11)               -          -            -             -    (7,402,340)   7,212,825         -    (189,515)

                           ---------------------------------------------------------------------------------------------------
Balance, September 30, 2000
  as restated                9,992,956     99,930    8,000,000    12,000,000    (7,402,340)   2,477,621   (54,164) 15,121,047

Net income                           -          -            -             -             -    2,861,405         -   2,861,405

Preferred stock dividends            -          -            -             -             -   (1,240,000)        -  (1,240,000)

Issue common shares (Note 8)    18,760        187            -             -        13,330            -         -      13,517

                           ---------------------------------------------------------------------------------------------------
Balance, September 30, 2001 10,011,716    100,117    8,000,000    12,000,000    (7,389,010)   4,099,026   (54,164) 16,755,969

Net income                           -          -            -             -             -    2,201,208         -   2,201,208

Preferred stock dividends            -          -            -             -             -   (1,240,000)        -  (1,240,000)

                           ---------------------------------------------------------------------------------------------------
Balance, September 30, 2002 10,030,414   $100,304   $8,000,000   $12,000,000   $(7,389,197)  $8,312,822  $(54,164)$20,969,765
                           ===================================================================================================



                                            See notes to consolidated financial statements.


                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Restated)

                                                  Year ended September 30,
                                                    2002              2001
                                                    ----              ----
Cash Flows from Operating Activities
Net income                                     $  2,201,208      $  2,861,405
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    315,691           302,466
   Provision (Benefit) for deferred income taxes    (81,000)          117,000
   Change in:
      Receivables                                  (509,811)        1,118,782
      Inventories                                   144,883        (2,327,183)
      Other assets                                   79,634           (26,431)
      Accounts payable and accrued liabilities      221,863          (177,325)
                                               ------------      ------------
Net cash provided by operating activities         2,372,468         1,868,714
                                               ------------      ------------

Cash Flows from Investing Activities
Additions to property and equipment                (610,630)         (583,536)
Proceeds from sale of investment in Ventures            -             657,569
Purchase of business combinations, net of cash
 acquired of $575,958 in 2001                           -          (1,090,269)
                                               ------------      ------------
Net cash used in investing activities              (610,630)       (1,016,236)
                                               ------------      ------------

Cash Flows from Financing Activities
Net borrowings under line of credit                 222,548           895,585
Payments on stockholder loans                      (150,000)         (300,000)
Payments on notes payable                           (49,204)              -
Payments of preferred dividends                  (1,240,000)       (1,240,000)
                                               ------------      ------------
Net cash used in financing activities            (1,216,656)         (644,415)
                                               ------------      ------------

Net increase in cash                                545,182           208,063

Cash, beginning of year                             230,558            22,495
                                               ------------      ------------

Cash, end of year                              $    775,740      $    230,558
                                               ============      ============



Supplemental Cash Flow Information
   Cash paid for interest                      $    244,253      $    343,460
   Cash paid for income taxes                  $  1,832,342      $  1,462,000




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

Property and equipment

Property and equipment consists of office equipment, other equipment, and buildings, with estimated useful lives of 5 years, 10 years, and 40 years, respectively. Leasehold improvements are depreciated over the remainder of the lease agreement. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation expense was $157,267 and $165,493 for the years ended September 30, 2002 and 2001, respectively.

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

Revenue recognition

Our principal sources of revenues are from sales of new, remanufactured or used equipment, and repair services. The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable, and the collection of the related receivable is probable which is generally at the time of shipment. The stated shipping terms are FOB shipping point per the Company's sales agreements with customers. Accruals are established for expected returns based on historical activity. Revenue for services is recognized when the repair is completed and the product is shipped back to the customer.

Shipping and handling costs

Amounts billed to customers for shipping and handling represent revenues earned and are included in net sales and service income in the accompanying consolidated statements of income. Actual costs for shipping and handling of these sales is included in costs of sales.

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

Goodwill

Goodwill is amortized on a straight-line basis over periods ranging from 10 to 20 years. Amortization of goodwill for the years ended September 30, 2002 and 2001, was $158,424 and $134,863, respectively.

An outside firm specializing in business valuation and financial advisory services was retained to analyze the Company's recorded amount of goodwill and render an opinion on goodwill impairment as of October 1, 2002. The goodwill impairment testing consisted of two steps. The first step compared the fair value of the reporting unit with its carrying amount, including goodwill. The second step of measuring impairment loss would be necessary if the results of step one indicated the fair value of the reporting unit was lower than its carrying amount.

CBIZ Valuation Group, Inc. performed a valuation analysis that included, but was not necessarily limited to, procedures of reviewing financial statements
for 	multiple years and entities, discussions with Company management, reviewing information related to the industry, reviewing and analyzing pricing and other data involving publicly disclosed transactions of companies that operate in the industry, and review of other financial data involving publicly traded companies that operate in the same or similar line of business as the Company.

For the purpose of determining the fair value of the common equity of ADDvantage, CBIZ utilized the results of the market approach and the income approach, which incorporated the discounted cash flow method. The discounted cash flow model is a cash flow to invested capital model, meaning that it neither forecasts forward debt balances nor any interest expense. The resulting cash flows are those available to both debt (including preferred stock) and equity holders. Annual tests will continue to be performed as of October 1 of each year, with more frequent testing if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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


Note 2 - Inventories

Inventories are summarized as follows:

                                                2002           2001
                                           -----------------------------
New                                        $ 11,731,604     $ 10,642,719
Used                                          5,852,633        7,086,402
                                           -----------------------------

                                           $ 17,584,237     $ 17,729,121
                                           =============================

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

Note 4 - Income Taxes

The provisions for income taxes consist of:

                                                2002           2001
                                           -----------------------------
Current                                    $  1,185,000     $  1,550,000
Deferred                                        (81,000)         117,000
                                           -----------------------------

                                           $  1,104,000     $  1,667,000
                                           =============================

                                      21

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the year ended September 30,:

                                                2002           2001
                                           -----------------------------
Statutory tax rate                              34.0%          34.0%
State income taxes, net of U.S.
  federal tax benefit                            2.4            3.4
Non-deductible goodwill
  amortization and other
  non-deductible expenses                        1.5             .9
Adjustment of deferred tax
  asset valuation allowance                     (3.8)          (1.2)
Other                                           (0.6)          (0.2)
                                           -----------------------------

                                                33.5%          36.9%
                                           =============================


Deferred tax assets consist of the following at September 30,

                                                2002           2001
                                           -----------------------------
Net operating losses carryforwards         $  1,358,000   $  1,449,000
Tax basis in excess of financial basis
  of certain assets                              90,000        108,000
Financial liability accruals                    102,000         36,000
                                           -----------------------------
Total deferred tax assets                     1,550,000      1,593,000
Valuation allowance                            (443,000)      (567,000)
                                           -----------------------------

Net deferred tax asset                     $  1,107,000   $  1,026,000
                                           =============================


Deferred tax assets are classified as:


 Current                                   $    102,000   $     36,000
 Noncurrent                                   1,005,000        990,000
                                           -----------------------------
                                           $  1,107,000   $  1,026,000
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

A summary of the status of the Company's stock options at September 30, 2002 and 2001, and changes during the years then ended is presented below.


                                        2002                      2001
                                ----------------------  ----------------------
                                            Wtd. Avg.               Wtd. Avg.
                                 Shares     Ex. Price    Shares     Ex. Price
                                ----------------------  ----------------------
Outstanding, beginning of year   114,500      $2.07       40,000       $3.13
Granted                                -       -          74,500        1.50
Exercised                              -       -               -        -
Canceled                               -       -               -        -
                                ---------               ---------


Outstanding, end of year         114,500      $2.07      114,500       $2.07
                                =========               =========


Exercisable, end of year          46,125      $2.31       20,500       $2.65
                                =========               =========


Weighted average fair value of
  Options granted                  N/A                     $1.82
                                =========               =========


The following table summarizes information about fixed stock options outstanding at September 30, 2002:

                            Options Outstanding         Options Exercisable
                    ---------------------------------  -----------------------
                                  Weighted
                                  Average
                      Number     Remaining               Number
  Range of          Outstanding Contractual Wtd. Avg.  Exercisable  Wtd. Avg.
Exercise Prices     at 9/30/02     Life     Ex. Price  at 9/30/02   Ex. Price
-----------------------------------------------------  -----------------------
   $1.500             74,500     8.5 years    $1.50      23,125       $1.50
   $3.125             40,000     7.5 years    $3.13      23,000       $3.13
                    -----------                        -----------
                     114,500                             46,125
                    ===========                        ===========


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


Note 6 - Retirement Plan

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


Note 7 - Business Combinations

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

In accounting for the NCS purchase, the Consulting Agreement was considered an additional component of the purchase price. The required payments were not related to the expected services that would be provided by Grasso, and the payments are not contingent on NCS's earnings or any other performance factors. Therefore, the $300,000 obligation was included in the determination of the amount of the purchase price.

NCS was established in 1973 as a full service repair and sales center, selling new and re-manufactured cable equipment and has been a leading distributor of telecommunication equipment and a solutions provider to cable operators and other related businesses since the market's infancy. The principal place of business of NCS is located in Willow Grove, Pennsylvania.

On May 31, 2001, the Company entered into a Purchase and Sale Agreement with Nick Ferolito and Russell Brown (the "Shareholders") and Fero-Midwest dba Comtech Services, a Missouri corporation ("Comtech"), to purchase from the Shareholders all of the issued and outstanding common stock of Comtech. The consideration for the acquisition was $250,000 in cash and assumption of certain liabilities as stated in the agreement. Also, 18,698 shares of common stock were issued in connection with this acquisition. As a result of this transaction, Comtech became a wholly owned subsidiary of the Company.

Following are the unaudited pro-forma result of operations for the year ending 2001, assuming the NCS and Comtech acquisitions occurred at the beginning of 2001.

                                                     2001
                                                -------------
                                                 (Unaudited)
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

The following table details the amounts assigned to each major asset and liability caption of these two acquisitions.


Purchase price allocation
-------------------------
                                          NCS        Comtech         Total
                                    ------------------------------------------
Cash                                $   575,958   $    22,773    $   598,731
Accounts receivable                     407,192       235,538        642,730
Prepaid expenses                          9,850         1,235         11,085
Inventory                               550,000       271,448        821,448
Property and equipment                  500,000        94,485        594,485
Accounts payable                       (209,000)     (360,507)      (569,507)
Accrued liabilities                     (79,200)      (16,725)       (95,925)
Goodwill                                233,200        39,152        272,352
                                    ------------------------------------------


                                    $ 1,988,000   $   287,399    $ 2,275,399
                                    ==========================================

                                      25

Note 8 - Investment in Ventures Education System Corporation

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


Note 9 - Earnings per Share

                                               Year ended        Year ended
                                              September 30,     September 30,
                                                  2002              2001
                                            ----------------------------------
                                               (Restated)        (Restated)
Net income                                   $  2,201,208      $  2,861,405
Dividends on preferred stock                    1,240,000         1,240,000
                                            ----------------------------------
Net income attributable to
  common shareholders - basic                     961,208         1,621,405
Dividends on Series A convertible
  preferred stock                                 400,000           400,000
                                            ----------------------------------
Net income attributable to common
  shareholders - diluted                     $  1,361,208      $  2,021,405
                                            ==================================

Weighted average shares outstanding             9,991,716         9,991,716

Potentially dilutive securities
-------------------------------
Assumed conversion of 200,000 shares of
  Series A convertible preferred stock          2,000,000         2,000,000
                                            ----------------------------------
Weighted average shares outstanding -
  assuming dilution                            11,991,716        11,991,716
                                            ==================================

Earnings per common share:
  Basic                                      $       0.10      $       0.16
  Diluted                                            0.10              0.16
                                            ==================================


Earnings per common share-diluted are the same as basic earnings per share as conversion of potentially dilutive securities are anti-dilutive.


Note 10 - Related Parties

The Company leases various properties from a company owned by the Company's principal shareholders. Future minimum lease payments under these leases are as follows:

                  2003                    $   437,700
                  2004                        384,840
                  2005                        105,840
                  2006                         17,640
                                          -----------

                                          $   946,020
                                          ===========


Related party rental expense for the years ended September 30, 2002 and 2001 is $438,000 and $438,000, respectively.

Cash used in financing activities in 2002 was primarily used to pay dividends on the Company's Series A and Series B Preferred Stock. Dividends on these preferred stocks total $1,240,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.


Stock Ownership
---------------


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


(A) The two series of outstanding preferred stock have an aggregate preference upon liquidation of $20,000,000 plus accrued and unpaid dividends.


Note 11 - Capital Restatement

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

The net difference from the previous reporting is that goodwill of $199,490 has been eliminated and the carrying value of common stock has been accordingly reduced. In addition, the amount of retained earnings at merger date has been adjusted to $0, while additional paid-in capital has been adjusted to report a deficiency of paid-in capital of $8,411,731. Common stock activity subsequent to this date has been credited to the deficiency of paid-in capital.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

      (a)	The following documents are included as exhibits to this Form 10-
KSB/A. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

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

     3.1 Certificate of Incorporation of the Company and amendments (filed with original Form 10-KSB).

     3.2     Bylaws of the Company, as amended (filed with original Form
             10-KSB).

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

    10.4 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000 (filed with original Form 10-KSB).

    10.5 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000 (filed with original Form 10-KSB).

    21.1     Subsidiaries (filed with original Form 10-KSB).

    23.1     Consent of Tullius Taylor Sartain & Sartain LLP.

    31.1 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

    32.1 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ADDvantage Technologies Group, Inc.


Date:  February 25, 2004                   By: /s/ Kenneth A. Chymiak
                                           --------------------------------
                                           Kenneth A. Chymiak, President




                              INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-KSB/A. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.


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

     3.1 Certificate of Incorporation of the Company and amendments (filed with original Form 10-KSB).

     3.2     Bylaws of the Company, as amended (filed with original Form
             10-KSB).

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

    10.4 Form of promissory notes issued by TULSAT to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000 (filed with original Form 10-KSB).

    10.5 Amended and restated loan agreement dated June 30, 1997, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant's wholly owned subsidiary, Tulsat Corporation, formerly DRK Enterprises, Inc., an Oklahoma corporation doing business as Tulsat ("Borrower"), as amended through the eighth amendment dated as of November 3, 2000 (filed with original Form 10-KSB).

    21.1     Subsidiaries (filed with original Form 10-KSB).

    23.1     Consent of Tullius Taylor Sartain & Sartain LLP.

    31.1 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

    32.1 Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.