Form 10QSB/A
period 2002-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-03-08
CIK 874292

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 is being filed for the purpose of amending and restating the disclosures under Items 1 and 2 of Part I of Form 10-QSB.

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


                        Part I - Financial Information                   Page
                                                                         ----

Financial Information:

     Item 1.    Financial Statements

          Consolidated Balance Sheet
               December 31, 2002 (Restated)                                3

          Consolidated Statements of Income
               Three Months Ended December 31, 2002 and 2001 (Restated)    5

          Consolidated Statements of Cash Flows
               Three Months Ended December 31, 2002 and 2001 (Restated)    6

          Notes to Consolidated Financial Statements                       8

     Item 2.

          Management's Discussion and Analysis of the Financial
                        Condition and Results of Operations               10



                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                             CONSOLIDATED BALANCE SHEET
                                 December 31, 2002
                                     (Restated)
Assets
Current assets:
   Cash                                                         $    763,153
   Accounts receivable, net of allowance of $34,920                3,221,016
   Refundable income taxes                                           156,190
   Inventories                                                    19,221,574
   Deferred income taxes                                             102,000
                                                                ------------
Total current assets                                              23,463,933

Property and equipment, at cost
   Machinery and equipment                                         2,010,496
   Land and buildings                                                763,007
   Leasehold improvements                                            511,784
                                                                ------------
                                                                   3,285,286
Less accumulated depreciation and amortization                    (1,096,511)
                                                                ------------
Net property and equipment                                         2,188,776

Other assets:
   Deferred income taxes                                           1,005,000
   Goodwill, net of accumulated amortization of $398,531           1,150,060
   Other assets                                                       27,100
                                                                ------------
Total other assets                                                 2,182,160
                                                                ------------

Total assets                                                    $ 27,834,869
                                                                ============


                  See notes to consolidated financial statements.



                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                             CONSOLIDATED BALANCE SHEET
                                 December 31, 2002
                                     (Restated)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                             $  1,772,329
   Accrued expenses                                                  429,838
   Accrued income taxes                                              556,827
   Bank revolving line of credit                                   4,668,981
   Notes payable - current portion                                   166,667
   Dividends payable                                                 310,000
   Stockholder notes                                               1,060,702
                                                                ------------
Total current liabilities                                          8,965,344
Notes payable                                                         24,527
Stockholder notes                                                    423,647
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares
      issued and outstanding with a stated value of
      $40 per share                                                8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
      outstanding with a stated value of $40 per share            12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,030,414 shares issued                     100,304
   Paid-in capital                                                (7,389,197)
   Retained earnings                                               5,764,409
                                                                ------------
                                                                  18,475,517

   Less:  Treasury stock, 20,000 shares at cost                      (54,164)
                                                                ------------
Total stockholders' equity                                        18,421,352
                                                                ------------
Total liabilities and stockholders' equity                      $ 27,834,869
                                                                ============


                                       4

                  See notes to consolidated financial statements.

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Restated)

                                                        Three months ended
                                                           December 31,
                                                       2002            2001
                                                  -----------------------------
Net sales income                                  $  6,491,416    $  4,751,823
Net service income                                   1,205,562         832,906
                                                  -----------------------------
                                                     7,696,978       5,584,729
Cost of sales                                        4,072,922       2,919,171
                                                  -----------------------------
Gross profit                                         3,624,056       2,665,558
Operating, selling, general and
  administrative expenses                            1,917,774       1,504,842
Depreciation and amortization                           57,678          82,594
                                                  -----------------------------
Income from operations                               1,648,604       1,078,122
Interest expense                                        59,760          66,848
                                                  -----------------------------
Income before income taxes                           1,588,844       1,011,274
Provision for income taxes                             574,669         347,000
                                                  -----------------------------
Net income                                           1,014,175         664,274
Preferred dividends                                    310,000         310,000
                                                  -----------------------------
Net income attributable to common
  stockholders                                    $    704,175    $    354,274
                                                  =============================
Earnings per share:
  Basic                                           $       0.07    $       0.04
  Diluted                                         $       0.07    $       0.04




                  See notes to consolidated financial statements.

                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Restated)
                                                         Three months ended
                                                            December 31,
                                                         2002         2001
                                                   ----------------------------
Cash Flows from Operating Activities
Net income                                         $  1,014,175    $   664,274
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                         57,678         82,594
   Provision for deferred income taxes                      -           44,906
   Change in:
      Receivables                                       128,091        708,295
      Inventories                                    (1,637,336)       (13,622)
      Other assets                                         (242)       145,295
      Accounts payable and accrued liabilities          700,722       (825,375)
                                                   ----------------------------
Net cash provided by operating activities               263,088        806,367
                                                   ----------------------------

Cash Flows from Investing Activities
Additions to property and equipment                     (33,882)      (164,083)
                                                   ----------------------------
Net cash used in investing activities                   (33,882)      (164,083)
                                                   ----------------------------

Cash Flows from Financing Activities
Net borrowings (repayments) under line of credit        195,301       (358,511)
Payments on stockholder loans                           (75,000)           -
(Payments) proceeds on notes payable                    (52,094)        31,164
Payments of preferred dividends                        (310,000)      (310,000)
                                                   ----------------------------
Net cash used in financing activities                  (241,793)      (637,347)
                                                   ----------------------------

Net (decrease) increase in cash                         (12,587)         4,937

Cash, beginning of period                               775,740        230,558

                                                   ----------------------------
Cash, end of period                                $    763,153    $   235,495
                                                   ============================

                                       6


                  See notes to consolidated financial statements.


                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Restated)
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


Note 3 - Earnings per Share


                                                         Three Months ended
                                                             December 31
                                                          2002         2001
                                                      -------------------------
                                                      (Restated)    (Restated)
   Net income attributable to common stockholders       $704,175     $354,274

Basic and Diluted EPS Computation:
   Weighted average outstanding common shares         10,004,181    9,991,776
   Earnings per Share                                      $0.07        $0.04


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We specialize in the refurbishment of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for a number of different manufacturers of equipment and other products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (MSOs). As a result, our overall sales and profits are dramatically up for the first quarter of 2003, while adding approximately $1.6 million of inventory to further enhance
our product offerings.   We continue to believe that as cable companies look
at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for the Company's repair services and surplus-new equipment.

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

Cost of Sales. Cost of sales increased to $4.07 million for the first quarter of fiscal 2003 from $2.92 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

Gross Profit. Gross profit climbed $958,000 or 36.0% to $3.62 million for the first quarter of fiscal 2003 from $2.67 million for the same period in fiscal 2002. The gross margin percentage was 47.1% for the current quarter, compared to 47.7% for the same quarter last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses increased by $413,000 in the first quarter of fiscal 2003, to $1.92 million from $1.50 million for the same period in 2002, an increase of 27.4%. The increase in operating expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $570,000, or 52.9% to
$1.65 million for the first quarter of fiscal 2003 from $1.08 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs.


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

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We wrote certain items in inventory down to their estimated market values at September 30, 2002, which resulted in a charge to cost of sales of $1.4 million for fiscal 2002.
No inventory write-downs were necessary during the three months ended December 31, 2002 and 2001. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

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


     Goodwill - Adoption of Statement 142
     ------------------------------------

Three Months ended December 31,
-------------------------------
                                              2002              2001
                                          -----------       ----------
                                           (Restated)       (Restated)
Reported Net Income                       $   704,175       $  354,274
Add back: Goodwill amortization                     -           28,501
                                          -----------       ----------
Adjusted Net Income                       $   704,175       $  382,775
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.07            $0.04
Add back: Goodwill amortization                     -                -
                                          -----------       ----------
Adjusted Net Income                             $0.07            $0.04
                                          ===========       ==========


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

     We finance our operations primarily through internally generated funds and a bank line of credit. We owe from the NCS purchase, a $300,000 obligation due $25,000 per quarter (of which $125,000 remains payable) and a $200,000 note, due quarterly at 7% (of which a balance of $75,000 remains). Both notes are payable quarterly, with 5 quarters remaining. Notes payable to Chymiak Investments, LLC for loans used to purchase buildings at Comtech and ADDvantage Technologies Group of Texas, include two notes issued in June 2001 for $328,000 and $150,000, respectively (of which balances of $317,000 and $134,000, respectively, remain) bearing interest at 7.5% per year due monthly with a 10 year term.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                           (Registrant)

                                        By: /s/ Kenneth A. Chymiak
                                        ---------------------------------
Date:  March 8, 2004                    Kenneth A. Chymiak,
                                        Director and President
                                        (Principal Executive Officer and
                                        Principal Financial Officer)