Form 10QSB/A
period 2003-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-03-12
CIK 874292

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

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 is being filed for the purpose of amending and restating the disclosures under Items 1 and 2 of Part I of Form 10-QSB.

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


                         Part I - Financial Information                 Page
                                                                        ----

Financial Information:

     Item 1.  Financial Statements

            Consolidated Balance Sheet
               March 31, 2003 (Restated)                                  3

            Consolidated Statements of Income
               Three Months and Six Months Ended
                  March 31, 2003 and 2002 (Restated)                      5

            Consolidated Statements of Cash Flows
               Six Months Ended March 31, 2003 and 2002 (Restated)        6

            Notes to Consolidated Financial Statements                    8

     Item 2.

            Management's Discussion and Analysis of the Financial
               Condition and Results of Operation                        10


                         Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                           14

     Signatures                                                          14



                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                               March 31, 2003
                                 (Restated)
Assets
Current assets:
   Cash                                                          $    431,282
   Accounts receivable, net of allowance of $80,273                 3,748,383
   Inventories                                                     18,906,152
   Deferred income taxes                                               98,000
                                                                 ------------
Total current assets                                               23,183,817

Property and equipment, at cost
   Machinery and equipment                                          2,023,790
   Land and buildings                                               1,323,007
   Leasehold improvements                                             512,339
                                                                 ------------
                                                                    3,859,136
Less accumulated depreciation and amortization                     (1,156,702)
                                                                 ------------
Net property and equipment                                          2,702,434

Other assets:
   Deferred income taxes                                            1,003,000
   Goodwill, net of accumulated amortization of $398,531            1,150,060
   Other assets                                                        34,329
                                                                 ------------
Total other assets                                                  2,187,389
                                                                 ------------

Total assets                                                     $ 28,073,640
                                                                 ============



                    See notes to consolidated financial statements.

                                       3

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                              March 31, 2003
                                (Restated)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $  1,776,430
   Accrued expenses                                                   550,457
   Accrued income taxes                                               275,132
   Bank revolving line of credit                                    3,945,833
   Notes payable - current portion                                    200,741
   Dividends payable                                                  310,000
   Stockholder notes                                                1,047,064
                                                                 ------------
Total current liabilities                                           8,105,657
Notes payable                                                         402,144
Stockholder notes                                                     405,078
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares
        issued and outstanding with a stated value of
        $40 per share                                               8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
        outstanding with a stated value of $40 per share           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,030,414 shares issued                      100,304
   Paid-in capital                                                 (7,389,197)
   Retained earnings                                                6,503,818
                                                                 ------------
                                                                   19,214,925

   Less:  Treasury stock, 20,000 shares at cost                       (54,164)
                                                                 ------------
Total stockholders' equity                                         19,160,761
                                                                 ------------

Total liabilities and stockholders' equity                       $ 28,073,640
                                                                 ============



                   See notes to consolidated financial statements.

                                       4

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Restated)

                                           Three months ended           Six months ended
                                               March 31,                   March 31,
                                             2003       2002            2003        2002
                                         ------------------------   --------------------------
Net sales income                         $ 7,468,762  $ 4,872,470   $ 13,947,359  $  9,624,293
Net service income                         1,101,964      971,494      2,320,345     1,804,400
                                         ------------------------   --------------------------
                                           8,570,726    5,843,964     16,267,704    11,428,693
Costs of sales                             4,873,851    2,862,187      8,946,773     5,781,358
                                         ------------------------   --------------------------
Gross profit                               3,696,875    2,981,777      7,320,931     5,647,335
Operating, selling, general and
  administrative expenses                  1,953,738    1,682,281      3,871,512     3,187,123
Depreciation and amortization                 64,005       61,337        121,683       143,931
                                         ------------------------   --------------------------
Income from operations                     1,679,132    1,238,159      3,327,736     2,316,281
Interest expense                              43,626       48,522        103,386       115,370
                                         ------------------------   --------------------------
Income before income taxes                 1,635,506    1,189,637      3,224,350     2,200,911
Provision for income taxes                   586,097      407,000      1,160,766       754,000
                                         ------------------------   --------------------------
Net income                                 1,049,409      782,637      2,063,584     1,446,911
Preferred dividends                          310,000      310,000        620,000       620,000
                                         ------------------------   --------------------------
Net income attributable
 to common stockholders                  $   739,409  $   472,637   $  1,443,584   $   826,911
                                         ========================   ==========================

Earnings per share:
  Basic                                  $      0.07  $      0.05   $       0.14   $      0.08
  Diluted                                $      0.07  $      0.05   $       0.14   $      0.08




                   See notes to consolidated financial statements.

                                       5


                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Restated)
                                                                        Six months ended
                                                                           March 31,
                                                                         2003       2002
                                                                     -------------------------
Cash Flows from Operating Activities
Net income                                                           $ 2,063,584  $ 1,446,911
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                         121,683      143,931
   Provision for deferred income taxes                                     6,000       89,813
   Change in:
      Receivables                                                       (243,085)     225,336
      Inventories                                                     (1,321,915)     256,500
      Other assets                                                        (7,471)    (117,467)
      Accounts payable and accrued liabilities                           543,749   (1,002,382)
                                                                     -------------------------
Net cash provided by operating activities                              1,162,545    1,042,642
                                                                     -------------------------
Cash Flows from Investing Activities
Additions to property and equipment                                     (611,546)    (379,960)
                                                                     -------------------------
Net cash used in investing activities                                   (611,546)    (379,960)
                                                                     -------------------------
Cash Flows from Financing Activities
Net repayments under line of credit                                     (527,848)    (147,473)
Payments on stockholder loans                                           (107,207)     (40,000)
Proceeds on notes payable                                                359,598       20,997
Payments of preferred dividends                                         (620,000)    (620,000)
                                                                     -------------------------
Net cash used in financing activities                                   (895,457)    (786,476)
                                                                     -------------------------
Net decrease in cash                                                    (344,458)    (123,794)

Cash, beginning of period                                                775,740      230,558

Cash, end of period                                                  $   431,282  $   106,764
                                                                     =========================



                      See notes to consolidated financial statements.

                                       6

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Restated)
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


Note 3 - Earnings per Share



                                           Three months ended           Six months ended
                                               March 31,                   March 31,
                                             2003       2002            2003        2002
                                         ------------------------   ------------------------
                                         (Restated)   (Restated)    (Restated)    (Restated)
Net income attributable to common
  stockholders                           $  739,409   $  472,637    $ 1,443,584   $  826,911

Basic and Diluted EPS Computation:
Weighted average outstanding common
  shares                                 10,010,414    9,991,716     10,007,298    9,991,716
Earnings per Share                       $     0.07   $     0.05    $      0.14   $     0.08


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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2003 And March 31, 2002

Net Sales. Net sales increased $2.73 million, or 46.7%, to $8.6 million in the second quarter of fiscal 2003, from $5.8 million for the same period in fiscal 2002, primarily due to the positive results of our marketing initiatives and
distributor relationships discussed in the previous paragraph.   New equipment
sales were up 99.5% to $5.8 million for the current period, compared with $2.89 million for the same period of fiscal 2002. Sales from remanufactured equipment decreased by 5.9% to $2.58 million for the current period, compared with $2.75 million in the same period last year. Repair service revenues were up 13.4% to $1.10 million for the current quarter, compared with $971,000 for the same period last year. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our new Atlanta operations which began in June of 2002.

Costs of Sales. Costs of sales increased to $4.87 million for the second quarter of fiscal 2003 from $2.86 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

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

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses increased by $271,000 in the second quarter of fiscal 2003, to $1.95 million from $1.68 million for the same period in 2002, an increase of 16.1%. The increase in operating expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $441,000, or 35.6% to
$1.68 million for the second quarter of fiscal 2003 from $1.24 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs.

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

Costs of Sales. Costs of sales increased to $8.9 million for the first six months of fiscal 2003 from $5.8 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

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

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses increased by $684,000 in the first six months of fiscal 2003, to $3.87 million from $3.19 million for the same period in 2002, an increase of 21.5%. The increase in operating expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $1.0 million, or 43.7% to
$3.33 million for the first six months of fiscal 2003 from $2.32 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs.

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

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We wrote certain items in inventory down to their estimated market values at September 30, 2002, which resulted in a charge to cost of sales of $1.4 million for fiscal 2002.
No inventory write-downs were necessary during the six months ended March 31, 2003 and 2002. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

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


     Goodwill - Adoption of Statement 142
     ------------------------------------

Three Months ended March 31,
----------------------------
                                              2003              2002
                                          -----------       ----------
                                           (Restated)       (Restated)
Reported Net Income                       $ 1,049,409       $  782,637
Add back: Goodwill amortization                     -           24,283
                                          -----------       ----------
Adjusted Net Income                       $ 1,049,409       $  806,920
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.07            $0.05
Add back: Goodwill amortization                     -                -
                                          -----------       ----------
Adjusted Net Income                             $0.07            $0.05
                                          ===========       ==========

Six Months ended March 31,
--------------------------
                                              2003              2002
                                          -----------       ----------
                                           (Restated)       (Restated)
Reported Net Income                       $ 2,063,584       $1,446,911
Add back: Goodwill amortization                     -           48,564
                                          -----------       ----------
Adjusted Net Income                       $ 2,063,584       $1,495,475
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.14            $0.08
Add back: Goodwill amortization                     -             0.01
                                          -----------       ----------
Adjusted Net Income                             $0.14            $0.09
                                          ===========       ==========



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


                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                      (Registrant)


                                             /s/ Kenneth A. Chymiak
                                             -------------------------------
Date:  March 12, 2004                        Kenneth A. Chymiak,
                                             Director and President
                                             (Principal Executive Officer and
                                             Principal Financial Officer)