Form 10QSB/A
period 2003-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-03-12
CIK 874292

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

     This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 is being filed for the purpose of amending and restating the disclosures under Items 1 and 2 of Part I of Form 10-QSB.

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


                         Part I - Financial Information                 Page
                                                                        ----

Financial Information:

     Item 1.  Financial Statements

              Consolidated Balance Sheet
                 June 30, 2003 (Restated)                                 3

              Consolidated Statements of Income
                 Three Months and Nine Months Ended
                    June 30, 2003 and 2002 (Restated)                     5

              Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 2003 and 2002 (Restated)      6

              Notes to Consolidated Financial Statements                  7

     Item 2.

              Management's Discussion and Analysis of the Financial
                 Condition and Results of Operations                      9


                         Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                           14

     Signatures                                                          14



                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                               June 30, 2003
                                (Restated)
Assets
Current assets:
   Cash                                                          $    422,527
   Accounts receivable, net of allowance of $106,845                3,859,691
   Inventories                                                     20,037,953
   Deferred income taxes                                               98,000
                                                                 ------------
Total current assets                                               24,418,171

Property and equipment, at cost
   Machinery and equipment                                          2,040,424
   Land and buildings                                               1,330,188
   Leasehold improvements                                             512,339
                                                                 ------------
                                                                    3,882,951
Less accumulated depreciation and amortization                     (1,215,263)
                                                                 ------------
Net property and equipment                                          2,667,688

Other assets:
   Deferred income taxes                                            1,224,326
   Goodwill, net of accumulated amortization of $398,531            1,150,060
   Other assets                                                        29,676
                                                                 ------------
Total other assets                                                  2,404,062
                                                                 ------------

Total assets                                                     $ 29,489,921
                                                                 ============



                    See notes to consolidated financial statements.

                                       3

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                               June 30, 2003
                                (Restated)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                              $  1,776,976
   Accrued expenses                                                   537,523
   Accrued income taxes                                               337,101
   Bank revolving line of credit                                    4,451,430
   Notes payable - current portion                                    153,371
   Dividends payable                                                  310,000
   Stockholder notes                                                  971,385
                                                                 ------------
Total current liabilities                                           8,537,786
Notes payable                                                         393,321
Stockholder notes                                                     399,461
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
      Series A, 5% cumulative convertible; 200,000 shares issued
        and outstanding with a stated value of $40 per share        8,000,000
      Series B, 7% cumulative; 300,000 shares issued and
        outstanding with a stated value of $40 per share           12,000,000
   Common stock, $.01 par value; 30,000,000
     shares authorized; 10,030,414 shares issued                      100,304
   Paid-in capital                                                 (7,389,197)
   Retained earnings                                                7,502,410
                                                                 ------------
                                                                   20,213,517

   Less:  Treasury stock, 20,000 shares at cost                       (54,164)
                                                                 ------------
Total stockholders' equity                                         20,159,353
                                                                 ------------

Total liabilities and stockholders' equity                       $ 29,489,921
                                                                 ============



                   See notes to consolidated financial statements.

                                       4

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Restated)

                                            Three months ended          Nine months ended
                                                June 30,                    June 30,
                                             2003       2002            2003        2002
                                         ------------------------   --------------------------
Net sales income                         $ 7,169,829  $ 5,933,542   $ 21,117,188  $ 15,557,835
Net service income                         1,079,903      893,671      3,400,248     2,698,071
                                         ------------------------   --------------------------
                                           8,249,732    6,827,213     24,517,436    18,255,906
Costs of sales                             4,617,887    3,351,194     13,564,660     9,132,552
                                         ------------------------   --------------------------
Gross profit                               3,631,845    3,476,019     10,952,776     9,123,354
Operating, selling, general and
 administrative expenses                   1,959,213    2,011,821      5,952,408     5,347,862
Depreciation and amortization                 64,786       78,214        186,469       222,145
                                         ------------------------   --------------------------
Income from operations                     1,672,632    1,466,692      5,000,368     3,782,973
Interest expense                              49,520       63,625        152,906       178,995
                                         ------------------------   --------------------------
Income before income taxes                 1,623,112    1,400,573      4,847,462     3,596,497
Provision for income taxes                   314,520      545,944      1,475,286     1,299,944
                                         ------------------------   --------------------------
Net income                                 1,308,592      857,123      3,372,176     2,304,034
Preferred dividends                          310,000      310,000        930,000       930,000
                                         ------------------------   --------------------------
Net income attributable
 to common stockholders                  $   998,592  $   547,123   $  2,442,176   $ 1,374,034
                                         ========================   ==========================

Earnings per share:
  Basic                                  $      0.10  $      0.05   $       0.24   $      0.14
  Diluted                                $      0.10  $      0.05   $       0.24   $      0.14




                   See notes to consolidated financial statements.

                                       5


                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Restated)
                                                                        Nine months ended
                                                                            June 30,
                                                                         2003       2002
                                                                     -------------------------

Cash Flows from Operating Activities
Net income                                                           $ 3,372,176  $ 2,304,034
Adjustments to reconcile net income to net cash provided
  by operating activities
   Depreciation and amortization                                         186,469      222,145
   (Benefit) provision for deferred income taxes                        (215,326)     134,719
   Change in:
      Receivables                                                       (354,393)      77,122
      Inventories                                                     (2,453,716)  (1,408,716)
      Other assets                                                        (2,818)      66,118
      Accounts payable and accrued liabilities                           593,330     (121,713)
                                                                     -------------------------
Net cash provided by operating activities                              1,125,722    1,273,709
                                                                     -------------------------
Cash Flows from Investing Activities
Additions to property and equipment                                     (641,586)    (495,075)
                                                                     -------------------------
Net cash used in investing activities                                   (641,586)    (495,075)
                                                                     -------------------------
Cash Flows from Financing Activities
Net (repayments) borrowings under line of credit                         (22,251)     520,434
Payments on stockholder loans                                           (188,503)    (100,000)
Proceeds (repayments) on notes payable                                   303,405       (5,094)
Payments of preferred dividends                                         (930,000)    (930,000)
                                                                     -------------------------
Net cash used in financing activities                                   (837,349)    (514,660)
                                                                     -------------------------

Net (decrease) increase in cash                                         (353,213)     263,974

Cash, beginning of period                                                775,740      230,558
                                                                     -------------------------
Cash, end of period                                                  $   422,527  $   494,532
                                                                     =========================




Supplemental Cash Flow Information
   Cash paid for interest                                            $   152,413  $   178,995
   Cash paid for income taxes                                        $ 1,239,612  $ 1,630,998


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


Note 3 - Earnings per Share



                                           Three months ended           Nine months ended
                                                June 30,                    June 30,
                                             2003       2002            2003        2002
                                         ------------------------   ------------------------
                                         (Restated)   (Restated)    (Restated)    (Restated)
Net income attributable to common
  stockholders                           $  998,592   $  547,123    $ 2,442,176   $1,374,034

Basic and Diluted EPS Computation:
Weighted average outstanding common
  shares                                 10,010,414    9,991,716     10,008,336    9,991,716
Earnings per Share                       $     0.10   $     0.05    $      0.24   $     0.14


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


Note 5 - Income Taxes


During the quarter ended June 30, 2003, the Company reduced its allowance against deferred tax assets by $443,000. This amount was used to reduce the Company's estimate of its annual effective tax rate, resulting in an effective tax rate of 19% for the fiscal third quarter of 2003 compared to an effective tax rate of 39% for the third quarter of 2002. The change in the allowance against deferred tax assets was made as a result of favorable tax developments during the quarter that improved management's evaluation of the likelihood of realizing those benefits. These favorable tax developments relate to the completion of an Internal Revenue Service ("IRS") examination of the Company's tax return for the year ended September 30, 2000. At issue were certain pre-acquisition Net Operating Loss carryforwards of ADDvantage Media Corporation (with which the Company merged in 1999.) A no-change report issued by the IRS improved the likelihood of realizing these benefits. Consequently, an allowance against this deferred tax asset became unnecessary.

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

Costs of Sales. Costs of sales increased to $4.62 million for the third quarter of fiscal 2003 from $3.35 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

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

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses decreased by $37,000 in the third quarter of fiscal 2003, to $1.89 million from $1.93 million for the same period in 2002, a decrease of 1.9%. The decrease in operating, selling, general and administrative expenses was primarily due to reserving $62,000 in the third quarter of fiscal 2002 for bad debts associated with the bankruptcy filing by one of our customers.

Income from Operations. Income from operations rose $206,000, or 14.0%, to $1.67 million for the third quarter of fiscal 2003 from $1.47 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs.

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

Costs of Sales. Costs of sales increased to $13.6 million for the first nine months of fiscal 2003 from $9.1 million for the same period of fiscal 2002. The increase was primarily due to the increase in sales for the period.

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

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses increased by $648,000 in the first nine months of fiscal 2003, to $5.8 million from $5.1 million for the same period in 2002, an increase of 12.7%. The increase in operating, selling, general and administrative expenses was primarily due to the commencement of the operations of TULSAT-Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations.   Income from operations rose $1.22 million, or 32.2%
to $5.0 million for the first nine months of fiscal 2003 from $3.78 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs.

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


     Goodwill - Adoption of Statement 142
     ------------------------------------

Three Months ended June 30,
---------------------------
                                              2003              2002
                                          -----------       ----------
                                           (Restated)       (Restated)
Reported Net Income                       $ 1,308,592       $  857,123
Add back: Goodwill amortization                     -           26,007
                                          -----------       ----------
Adjusted Net Income                       $ 1,308,592       $  883,130
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.10            $0.05
Add back: Goodwill amortization                     -             0.01
                                          -----------       ----------
Adjusted Net Income                             $0.10            $0.06
                                          ===========       ==========

Nine Months ended June 30,
--------------------------
                                              2003              2002
                                          -----------       ----------
                                           (Restated)       (Restated)
Reported Net Income                       $ 3,372,176       $2,304,034
Add back: Goodwill amortization                     -           74,571
                                          -----------       ----------
Adjusted Net Income                       $ 3,372,176       $2,378,605
                                          ===========       ==========

Basic and Diluted Earnings per Share:
Reported Net Income                             $0.24            $0.14
Add back: Goodwill amortization                     -                -
                                          -----------       ----------
Adjusted Net Income                             $0.24            $0.14
                                          ===========       ==========


     Income Taxes
     ------------

     During the quarter ended June 30, 2003, the Company reduced its allowance against deferred tax assets by $443,000. This amount was used to reduce the Company's estimate of its annual effective tax rate, resulting in an effective tax rate of 19% for the fiscal third quarter of 2003 compared to an effective tax rate of 39% for the third quarter of 2002. The change in the allowance against deferred tax assets was made as a result of favorable tax developments during the quarter that improved management's evaluation of the likelihood of realizing those benefits. These favorable tax developments relate to the completion of an Internal Revenue Service ("IRS") examination of the Company's tax return for the year ended September 30, 2000. At issue were certain pre-acquisition Net Operating Loss carryforwards of ADDvantage Media Corporation (with which the Company merged in 1999.) A no-change report issued by the IRS improved the likelihood of realizing these benefits. Consequently, an allowance against this deferred tax asset became unnecessary.


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