Form 10-Q
period 2004-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-05-11
CIK 874292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR

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
Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2004 were 10,076,639.

                         Part I - Financial Information
                                                                       Page


Financial Information:

  Item 1.    Financial Statements

     Consolidated Condensed Balance Sheets
       March 31, 2004 (Unaudited) and September 30, 2003                 3

     Consolidated Condensed Statements of Income (Unaudited)
       Three Months and Six Months Ended March 31, 2004 and 2003         5

     Consolidated Condensed Statements of Cash Flows (Unaudited)
       Six Months Ended March 31, 2004 and 2003                          6

     Notes to Unaudited Consolidated Condensed Financial Statements      7

  Item 2.

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              10

  Item 3.

     Quantitative and Qualitative Disclosures About Market Risk         14

  Item 4.

     Controls and Procedures                                            14


                         Part II - Other Information


  Item 6.    Exhibits and Reports on Form 8-K                           15

  Signatures                                                            16

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 March 31,      September 30,
                                                   2004             2003
                                                (Unaudited)       (Audited)
                                               ------------     -------------
Assets
Current assets:
  Cash                                         $  1,544,073      $    496,283
  Accounts receivable, net of allowance
    of $70,721 and $78,359                        5,509,315         3,783,680
  Inventories, net of allowance for obsolete
    inventory of $859,800 and $447,100,
    respectively                                 20,871,267        22,131,096
   Deferred income taxes                            507,000           367,000
Total current assets                             28,431,655        26,778,059

Property and equipment, at cost:
  Machinery and equipment                         2,086,247         2,061,598
  Land and buildings                              1,302,527         1,326,939
  Leasehold improvements                            522,022           521,972
                                               ------------      ------------
                                                  3,910,796         3,910,509
Less accumulated depreciation and amortization   (1,414,921)       (1,284,347)
                                               ------------      ------------
Net property and equipment                        2,495,875         2,626,162

Other assets:
  Deferred income taxes                           1,109,000         1,154,000
  Goodwill                                        1,150,060         1,150,060
  Other assets                                       29,950            39,628
                                               ------------      ------------
Total other assets                                2,289,010         2,343,688
                                               ------------      ------------

Total assets                                   $ 33,216,540      $ 31,747,909
                                               ============      ============






















      See notes to unaudited consolidated condensed financial statements.

                                      3

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 March 31,      September 30,
                                                   2004             2003
                                                (Unaudited)       (Audited)
                                               ------------     -------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                             $  3,516,499      $  2,631,221
  Accrued expenses                                  831,310           829,459
  Accrued income taxes                              105,299            95,114
  Bank revolving line of credit                   3,664,678         5,185,902
  Notes payable - current portion                    36,008           118,393
  Dividends payable                                 310,000           310,000
  Stockholder notes                                 689,939           838,473
                                               ------------      ------------
Total current liabilities                         9,153,733        10,008,562
Notes payable                                       366,109           384,411
Stockholder notes                                   364,828           385,171
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
    $1.00 par value, at stated value:
    Series A, 5% cumulative convertible;
     200,000 shares issued and outstanding with
     a stated value of $40 per share              8,000,000         8,000,000
    Series B, 7% cumulative; 300,000 shares
     issued and outstanding with a stated value
     of $40 per share                            12,000,000        12,000,000
  Common stock, $.01 par value; 30,000,000
    shares authorized; 10,062,939 and
    10,030,414 shares issued, respectively          100,629           100,304
  Paid-in capital                                (7,324,213)       (7,389,197)
  Retained earnings                              10,609,618         8,312,822
                                               ------------      ------------
                                                 23,386,034        21,023,929

  Less:  Treasury stock, 21,100 shares at cost      (54,164)          (54,164)
                                               ------------      ------------
Total stockholders' equity                       23,331,870        20,969,765
                                               ------------      ------------

Total liabilities and stockholders' equity     $ 33,216,540      $ 31,747,909
                                               ============      ============

















      See notes to unaudited consolidated condensed financial statements.

                                      4

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)


                                            Three months ended          Six months ended
                                                March 31,                    March 31,
                                             2004       2003            2004        2003
                                         ------------------------   --------------------------
Net sales income                         $10,490,102  $ 7,478,829   $ 20,671,352  $ 13,970,245
Net service income                         1,163,939    1,091,897      2,275,189     2,297,459
                                         ------------------------   --------------------------
                                          11,654,041    8,570,726     22,946,541    16,267,704
Cost of sales                              7,226,421    4,873,851     14,071,031     8,946,773
                                         ------------------------   --------------------------
Gross profit                               4,427,620    3,696,875      8,875,510     7,320,931
Operating, selling, general and
  administrative expenses                  1,941,279    1,953,738      4,090,257     3,871,512
Depreciation and amortization                 65,586       64,005        130,575       121,683
                                         ------------------------   --------------------------
Income from operations                     2,420,755    1,679,132      4,654,678     3,327,736
Interest expense                              41,129       43,626         96,882       103,386
                                         ------------------------   --------------------------
Income before income taxes                 2,379,626    1,635,506      4,557,796     3,224,350
Provision for income taxes                   856,000      586,097      1,641,000     1,160,766
                                         ------------------------   --------------------------
Net income                                 1,523,626    1,049,409      2,916,796     2,063,584
Preferred dividends                          310,000      310,000        620,000       620,000
                                         ------------------------   --------------------------
Net income attributable
 to common stockholders                  $ 1,213,626  $   739,409   $  2,296,796  $  1,443,584
                                         ========================   ==========================

Earnings per share:
  Basic                                  $      0.12  $      0.07   $       0.23  $       0.14
  Diluted                                $      0.11  $      0.07   $       0.21  $       0.14

Shares used in per share calculation:
  Basic                                   10,035,613   10,010,414     10,023,463    10,007,298
  Diluted                                 12,107,469   12,010,414     12,095,451    12,007,298



















         See notes to unaudited consolidated condensed financial statements.

                                      5

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     Six months ended
                                                        March 31,
                                                   2004              2003
                                                   ----              ----
Cash Flows from Operating Activities
Net income                                     $  2,916,796      $  2,063,584
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                    130,575           121,683
   Deferred income tax (benefit) provision          (95,000)            6,000
   Change in:
     Accounts receivable                         (1,725,635)         (243,085)
     Inventories                                  1,259,829        (1,321,915)
     Other assets                                     9,678            (7,471)
     Accounts payable                               885,278           304,758
     Accrued liabilities                             12,036           238,991
                                               ------------      ------------
Net cash provided by operating activities         3,393,557         1,162,545
                                               ------------      ------------

Cash Flows from Investing Activities
Additions to property and equipment                 (24,700)         (611,546)
Disposals of property and equipment                  24,412                 -
                                               ------------      ------------
Net cash used in investing activities                  (288)         (611,546)
                                               ------------      ------------

Cash Flows from Financing Activities
Net change under bank revolving line of credit   (1,521,224)         (527,848)
Payments on stockholder notes                      (168,877)         (107,207)
Proceeds on notes payable                                 -           440,000
Payments on notes payable                          (100,687)          (80,402)
Proceeds from stock options exercised                65,309                 -
Payments of preferred dividends                    (620,000)         (620,000)
                                               ------------      ------------
Net cash used in financing activities            (2,345,479)         (895,457)
                                               ------------      ------------

Net increase (decrease) in cash                   1,047,790          (344,458)

Cash, beginning of period                           496,283           775,740
                                               ------------      ------------

Cash, end of period                            $  1,544,073      $    431,282
                                               ============      ============


Supplemental Cash Flow Information
   Cash paid for interest                      $    104,924      $    102,893
   Cash paid for income taxes                  $  1,723,808      $    734,300



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


Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, ADDvantage Technologies Group of Nebraska, (dba "Lee Enterprise"), NCS Industries, Inc. ("NCS"), ADDvantage Technologies Group of Missouri, (dba "ComTech Services"), ADDvantage Technologies Group of Texas, (dba "Tulsat - Texas"), and Tulsat - Atlanta LLC ("Tulsat - Atlanta") (collectively, the "Company"), is in a niche market in the broadband sector as a "Value Added Reseller" ("VAR") and Master Distributor for Scientific-Atlanta ("SFA") legacy products and distributor for most of their other products. NCS is a VAR for Motorola ("MOT") broadband and transmission products. The Company is also a distributor for such companies as Blonder-Tongue, Videotek, Quintech Electronics and Corning Gilbert, among others. In addition to selling new, surplus, and refurbished cable television equipment throughout North America, we operate repair centers specializing in many different Original Equipment Manufacturer ("OEM") products. The Company operates in one business segment.


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

                                            Three months ended          Six months ended
                                                March 31,                    March 31,
                                             2004       2003            2004        2003
                                         ------------------------   --------------------------
Basic EPS Computation:

Net income attributable to
  common stockholders                    $ 1,213,626  $   739,409   $ 2,296,796   $ 1,443,584

Weighted average outstanding
  common shares                           10,035,613   10,010,414    10,023,463    10,007,298

Earnings per Share - Basic               $      0.12  $      0.07   $      0.23   $      0.14
                                         ===========  ===========   ===========   ===========


Diluted EPS Computation:

Net income attributable to
  common stockholders                    $  1,213,626  $  739,409   $ 2,296,796   $ 1,443,584
Add:  Dividends on Series A
       convertible preferred stock            100,000     100,000       200,000       200,000
                                         ------------  ----------   -----------   -----------
Net income attributable to common
  stockholders - Diluted                    1,313,626     839,409     2,496,796     1,643,584

Weighted average outstanding
  common shares                            10,035,613  10,010,414    10,023,463    10,007,298

Potentially dilutive securities
-------------------------------
Assumed conversion of 200,000 shares
  of Series A convertible preferred stock   2,000,000   2,000,000     2,000,000     2,000,000
Effect of dilutive stock options               71,856           -        71,988             -
                                         ------------  ----------   -----------   -----------
Weighted average shares outstanding
  - assuming dilution                      12,107,469  12,010,414    12,095,451    12,007,298

Earnings per Share - Diluted             $       0.11  $     0.07   $      0.21   $      0.14
                                         ============  ==========   ===========   ===========


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At March 31, 2004, a $3,664,678 balance is outstanding under a $9.0 million line of credit due June 30, 2004, with interest payable monthly at Chase Manhattan Prime less 1 1/4% (2.75% at March 31, 2004). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income before the payment of preferred dividends greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance is included in the bank revolving line of credit.

Stockholder loans of $650,000 bear interest at rates that correspond with the line of credit (2.75% at March 31, 2004). The notes are due on demand and are classified as current. In addition, stockholder notes, which were issued for purchases of real estate, total $404,767. These notes were repaid in April 2004. Notes payable to unrelated parties totaled $402,117, due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus 1/4%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products. We also specialize in the sale of refurbished, previously-owned cable television ("CATV") equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for several different manufacturers of equipment and other related products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs"). As a result, our overall sales are up significantly for the first six months of 2004. We continue to believe that as cable companies look at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for our repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and March 31, 2003

Net Sales. Net sales increased $3.1 million, or 36.0%, to $11.7 million in the second quarter of fiscal 2004, from $8.6 million for the same period in fiscal 2003, primarily due to the positive results of our marketing initiatives and distributor relationships discussed in the previous paragraph. New equipment sales were up 69.8% to $8.4 million for the current period, compared with $5.0 million for the same period of fiscal 2003. Sales of remanufactured equipment decreased by 18.3% to $2.0 million for the current period, compared with $2.5 million in the same period last year. Repair service revenues were up 6.6% to $1.2 million for the current quarter, compared with $1.1 million for the same period last year.

Cost of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, and (iii) the related transportation costs. Costs of sales increased to $7.2 million for the second quarter of fiscal 2004 from $4.9 million for the same period of fiscal 2003. The increase was primarily due to the increase in sales for the period. Costs of sales for new and refurbished equipment increased to 66.2% of the respective net sales for 2004 from 62.1% of net sales for 2003. This increase was primarily due to the increase in the allowance for obsolete inventory during 2004. Costs of sales for repair services increased to 24.3% of the respective net sales for 2004 from 21.2% of net sales for 2003. This increase was due primarily to the high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit climbed $731,000 or 19.8% to $4.4 million for the second quarter of fiscal 2004 from $3.7 million for the same period in fiscal 2003. The gross margin percentage was 38.0% for the current quarter, compared to 43.1% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which are accompanied by margins lower than those of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses remained relatively constant in the second quarter of fiscal 2004 at $1.94 million compared to $1.95 million for the same period in 2003.

Income from Operations.   Income from operations rose $742,000, or 44.2%, to
$2.4 million for the second quarter of fiscal 2004 from $1.7 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs, partially offset by the increase in the allowance for obsolete inventory in 2004.

Interest Expense. Interest expense for the three months ended March 31, 2004 was $41,000 compared to $44,000 for the same period last year. The decrease was primarily attributable to a lower average interest rate on our line of credit and a smaller average balance outstanding during the period. The weighted average interest rate paid on the line of credit decreased to 2.75% for 2004 from 3.0% for 2003.

Income Taxes. The provision for income taxes for the three months ended March 31, 2004 increased to $856,000 from $586,000 for the same period in fiscal 2003. This increase was primarily due to higher pre-tax earnings in fiscal 2004.

Comparison of Results of Operations for the Six Months Ended March 31, 2004 and March 31, 2003

Net Sales. Net sales increased $6.7 million, or 41.1%, to $22.9 million for the six months ended March 31, 2004, from $16.3 million for the same period in fiscal 2003, primarily due to the positive results of our marketing initiatives and distributor relationships discussed above. New equipment sales were up 76.8% to $16.1 million for the current period, compared with $9.1 million for the same period of fiscal 2003. Sales of remanufactured equipment decreased by 5.8% to $4.6 million for the current period, compared with $4.9 million in the same period last year. Repair service revenues were down slightly to $2.28 million for the current quarter, compared with $2.30 million for the same period last year. The decrease in repair services was due to favorable weather conditions which resulted in fewer weather-related repairs and the fact that many of the MSOs have replaced their older equipment with new distribution equipment having longer OEM warranties.

Cost of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, and (iii) the related transportation costs. Costs of sales increased to $14.1 million for the six months ended March 31, 2004 from $8.9 million for the same period of fiscal 2003. The increase was primarily due to the increase in sales for the period. Costs of sales for new and refurbished equipment increased to 65.6% of the respective net sales for 2004 from 60.9% of net sales for 2003. This increase was primarily due to the increase in the allowance for obsolete inventory during 2004. Costs of sales for repair services increased to 22.0% of the respective net sales for 2004 from 18.8% of net sales for 2003. This increase was due primarily to the high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit climbed $1.6 million or 21.2% to $8.9 million for the six months ended March 31, 2004 from $7.3 million for the same period in fiscal 2003. The gross margin percentage was 38.7% for the current period, compared to 45.0% for the same period last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which are accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $219,000 for the six months ended March 31, 2004, to $4.1 million from $3.9 million for the same period in 2003, an increase of 5.7%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the incurrence of fees for the Company's commencement of trading on the American Stock Exchange.

Income from Operations.   Income from operations rose $1.3 million, or 39.9%,
to $4.7 million for the six months ended March 31, 2004 from $3.3 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs, partially offset by the increase in the allowance for obsolete inventory in 2004.

Interest Expense. Interest expense for the six months ended March 31, 2004 was $97,000 compared to $103,000 for the same period last year. The decrease was primarily attributable to a lower average interest rate on our line of credit. The weighted average interest rate paid on the line of credit decreased to 2.75% for 2004 from 3.1% for 2003.

Income Taxes. The provision for income taxes for fiscal 2004 increased to $1.6 million from $1.2 million in fiscal 2003. This increase was primarily due to higher pre-tax earnings in fiscal 2004.


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

      In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate, in which case, the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We recorded an allowance of 2%, or $447,000, of the inventory balance at September 30, 2003 as a reserve for obsolete equipment. For the six months ended March 31, 2004, we increased this allowance by 2%, or $413,000, as a reserve for obsolete equipment purchased during the period. No allowance was recorded for the six months ended March 31, 2003.

      Accounts Receivable Valuation
      -----------------------------

      Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2004, accounts receivable, net of allowance for doubtful accounts of $71,000, amounted to $5.5 million.

Liquidity and Capital Resources

      We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 1 1/4% below Chase Manhattan Prime (2.75% at March 31, 2004). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2004 of $3.7 million, due June 30, 2004. We intend to renew the agreement at the maturity date under similar terms.

     We finance our operations primarily through internally generated funds and a bank line of credit. Stockholder notes, which were issued for purchases of real estate, totaling $405,000 were repaid in April 2004. Monthly payments of principal for loans used to purchase buildings total $36,000 in the next 12 months. We expect to fund these payments through cash flows from operations.

     We also have two stockholder loans totaling $650,000, due on demand, bearing interest at the same rate as our bank line of credit. These notes are being repaid at the rate of $25,000 per month. It is not expected that these notes will be called within the next year.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and stockholder notes. The interest rates under the line of credit and the stockholder notes fluctuate with the prime rate. At March 31, 2004, the outstanding balances subject to variable interest rate fluctuations totaled $4.4 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

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

                            PART II-OTHER INFORMATION


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibit No.    Description

           31.1 Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K for the quarter ended March 31, 2004:

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


                                    ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                              (Registrant)


                                    By: /s/ Kenneth A. Chymiak
                                    -----------------------------------
Date:  May 11, 2004                 Kenneth A. Chymiak,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer and Principal
                                    Financial Officer)



                                    By: /s/ Dee Cooper
                                    -----------------------------------
Date:  May 11, 2004                 Dee Cooper,
                                    Controller
                                    (Chief Accounting Officer)