Form 10-Q
period 2004-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-08-03
CIK 874292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________ TO ______________

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
Shares outstanding of the issuer's $.01 par value common stock as of July 23, 2004 were 10,081,789.

Part I - Financial Information

                                                                      Page


Financial Information:

 Item 1.    Financial Statements

    Consolidated Condensed Balance Sheets
June 30, 2004 (Unaudited) and September 30, 2003                        3

    Consolidated Condensed Statements of Income (Unaudited)
Three Months and Nine Months Ended June 30, 2004 and 2003               5

    Consolidated Condensed Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2004 and 2003                                6

    Notes to Unaudited Consolidated Condensed Financial Statements      7

Item 2.

   Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    10

Item 3.

   Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.

   Controls and Procedures                                             14

   Part II - Other Information

Item 6.

         Exhibits and Reports on Form 8-K                              15

Signatures                                                             16

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  June 30,        September 30,
                                                    2004              2003
                                                (Unaudited)         (Audited)
                                                -----------       ------------
Assets
Current assets:
   Cash                                          $ 1,014,681      $    496,283
   Accounts receivable, net of allowance
     of approximately $79,000                      6,047,331         3,783,680
   Inventories, net of allowance for obsolete
     inventory of $1,103,000 and $447,000,
     respectively                                 21,300,811        22,131,096
   Deferred income taxes                             628,000           367,000
Total current assets                              28,990,823        26,778,059

Property and equipment, at cost:
   Machinery and equipment                         2,131,745         2,061,598
   Land and buildings                              1,302,527         1,326,939
   Leasehold improvements                            521,972           521,972
Less accumulated depreciation and amortization    (1,485,511)       (1,284,347)
                                                ------------      ------------
Net property and equipment                         2,470,733         2,626,162

Other assets:
   Deferred income taxes                           1,127,000         1,154,000
   Goodwill                                        1,150,060         1,150,060
   Other assets                                       25,276            39,628
                                                ------------      ------------
Total other assets                                 2,302,336         2,343,688
                                                ------------      ------------

Total assets                                     $33,763,892       $31,747,909
                                                ============      ============

















      See notes to unaudited consolidated condensed financial statements.

                                        3

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   June 30,       September 30,
                                                     2004              2003
                                                 (Unaudited)        (Audited)
                                                 -----------      ------------
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                              $ 3,100,496       $ 2,631,221
   Accrued expenses                                  961,373           829,459
   Accrued income taxes                              153,324            95,114
   Bank revolving line of credit                   3,500,999         5,185,902
   Notes payable - current portion                    36,524           118,393
   Dividends payable                                 310,000           310,000
   Stockholder notes                                 575,000           838,473
Total current liabilities                          8,637,716        10,008,562
Notes payable                                        356,786           384,411
Stockholder notes                                       -              385,171
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
     Series A, 5% cumulative convertible;
     200,000 shares issued and outstanding with
     a stated value of $40 per share               8,000,000         8,000,000
     Series B, 7% cumulative; 300,000 shares
     issued and outstanding with a stated value
     of $40 per share                             12,000,000        12,000,000
   Common stock, $.01 par value; 30,000,000
    shares authorized; 10,079,589 and
    10,030,414 shares issued, respectively           100,796           100,304
   Paid-in capital                                (7,292,092)       (7,389,197)
   Retained earnings                              12,014,850         8,312,822
                                                 -----------       -----------
                                                  24,823,554        21,023,929

   Less:  Treasury stock, 21,100 shares at cost      (54,164)          (54,164)
                                                 -----------       -----------
Total stockholders' equity                        24,769,390        20,969,765
                                                 -----------       -----------
Total liabilities and stockholders' equity       $33,763,892       $31,747,909
                                                 ===========       ===========










    See notes to unaudited consolidated condensed financial statements.

                                        4

                            ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                        (UNAUDITED)


                                            Three months ended         Nine months ended
                                                 June 30,                   June 30,
                                              2004       2003           2004        2003
                                         -----------------------    -------------------------
Net sales income                         $11,531,571  $7,146,943    $32,202,923   $21,117,188
Net service income                         1,150,878   1,102,789      3,426,067     3,400,248
                                         -----------------------    -------------------------
                                          12,682,449   8,249,732     35,628,990    24,517,436
Cost of sales                              7,851,550   4,617,887     21,922,581    13,564,660
                                         -----------------------    -------------------------
Gross profit                               4,830,899   3,631,845     13,706,409    10,952,776
Operating, selling, general and
  administrative expenses                  2,153,674   1,894,427      6,243,931     5,765,939
Depreciation and amortization                 70,589      64,786        201,164       186,469
                                         -----------------------    -------------------------
Income from operations                     2,606,636   1,672,632      7,261,314     5,000,368
Interest expense                              37,404      49,520        134,286       152,906
                                         ------------------------   -------------------------
Income before income taxes                 2,569,232   1,623,112      7,127,028     4,847,462
Provision for income taxes                   854,000     314,520      2,495,000     1,475,286
                                         -----------------------    -------------------------
Net income                                 1,715,232   1,308,592      4,632,028     3,372,176
Preferred dividends                          310,000     310,000        930,000       930,000
                                         -----------------------    -------------------------
Net income attributable
 to common stockholders                  $ 1,405,232   $  998,592    $ 3,702,028  $ 2,442,176
                                         ========================   =========================

Earnings per share:
  Basic                                  $      0.14   $     0.10    $      0.37  $      0.24
  Diluted                                $      0.12   $     0.10    $      0.33  $      0.24

Shares used in per share calculation:
  Basic                                   10,057,172   10,010,414     10,034,700   10,008,336
  Diluted                                 12,130,854   12,010,414     12,114,433   12,008,336













      See notes to unaudited consolidated condensed financial statements.

                                        5

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Nine months ended
                                                           June 30,
                                                      2004           2003
                                                      ----           ----
Cash Flows from Operating Activities
Net income                                      $  4,632,028     $  3,372,176
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                     201,164          186,469
   Loss on disposal of property and equipment         24,412             -
   Deferred income tax benefit                      (234,000)        (215,326)
   Change in:
      Accounts receivable                         (2,263,651)        (354,393)
      Inventories                                    830,285       (2,453,716)
      Other assets                                    14,352           (2,818)
      Accounts payable                               469,275          305,304
      Accrued liabilities                            190,124          288,026
                                                ------------     ------------
Net cash provided by operating activities          3,863,989        1,125,722
                                                ------------     ------------
Cash Flows from Investing Activities
Additions to property and equipment                  (70,147)        (641,586)
                                                ------------     ------------
Net cash used in investing activities                (70,147)        (641,586)
                                                ------------     ------------

Cash Flows from Financing Activities
Net change under bank revolving line of credit    (1,684,903)         (22,251)
Payments on stockholder notes                       (648,644)        (188,503)
Proceeds on notes payable                               -             440,000
Payments on notes payable                           (109,494)        (136,595)
Proceeds from stock options exercised                 97,597             -
Payments of preferred dividends                     (930,000)        (930,000)
                                                ------------     ------------
Net cash used in financing activities             (3,275,444)        (837,349)
                                                ------------     ------------

Net increase (decrease) in cash                      518,398         (353,213)

Cash, beginning of period                            496,283          775,740
                                                ------------     ------------

Cash, end of period                             $  1,014,681     $    422,527
                                                ============     ============

Supplemental Cash Flow Information
   Cash paid for interest                       $    142,328     $    152,413
   Cash paid for income taxes                   $  2,682,170     $  1,239,612


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

                                            Three months ended          Nine months ended
                                                June 30,                    June 30,
                                            2004       2003              2004       2003
                                         -----------------------    -------------------------
Basic EPS Computation:

Net income attributable to
  common stockholders                    $ 1,405,232  $  998,592    $ 3,702,028   $ 2,442,176

Weighted average outstanding
  common shares                           10,057,172  10,010,414     10,034,700    10,008,336

Earnings per Share - Basic               $      0.14  $     0.10    $      0.37   $      0.24
                                         ===========  ==========    ===========   ===========


Diluted EPS Computation:

Net income attributable to
  common stockholders                    $ 1,405,232  $  998,592    $ 3,702,028   $ 2,442,176
Add:  Dividends on Series A
   convertible preferred stock               100,000     100,000        300,000       300,000
                                         -----------  ----------    -----------   -----------
Net income attributable to common
  stockholders - Diluted                   1,505,232   1,098,592      4,002,028     2,742,176

Weighted average outstanding
  common shares                           10,057,172  10,010,414     10,034,700    10,008,336

Potentially dilutive securities
-------------------------------
Assumed conversion of 200,000
  Shares of Series A convertible
  preferred stock                          2,000,000   2,000,000      2,000,000     2,000,000
Effect of dilutive stock options              73,682        -            79,733          -
                                         -----------   ---------    -----------   -----------
Weighted average shares outstanding
  - assuming dilution                     12,130,854  12,010,414     12,114,433    12,008,336

Earnings per Share - Diluted             $      0.12  $     0.10    $      0.33   $      0.24
                                         ===========  ==========    ===========   ===========



Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At June 30, 2004, a $3,500,999 balance is outstanding under a $9.0 million line of credit due June 30, 2005, with interest payable monthly at Chase Manhattan Prime less 11/4% (3.0% at June 30, 2004). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit agreement provides that the Company's net worth must be greater than $14.0 million and net income before the payment of preferred dividends greater than $2.0 million. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance is included in the bank revolving line of credit.

Stockholder loans of $575,000 bear interest at rates that correspond with the line of credit (3.0% at June 30, 2004). The notes are due on demand and are classified as current. In addition, stockholder notes, which were issued for purchases of real estate, were repaid in April 2004. Notes payable to unrelated parties totaled $393,310, due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus 1/4%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products. We also specialize in the sale of refurbished, previously-owned cable television ("CATV") equipment to CATV operators and other broadband communication companies. Within the last two years, we have become distributors for several different manufacturers of equipment and other related products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs"). As a result, our overall sales are up significantly for the first nine months of 2004. We continue to believe that as cable companies look at expanding their services in key markets and to recover from or address the effects of a slow economy and depressed capital markets, there will be an emphasis on minimizing their costs, thus creating a higher demand for our repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and June 30, 2003

Net Sales. Net sales increased $4.4 million, or 53.7%, to $12.7 million in the third quarter of fiscal 2004, from $8.2 million for the same period in fiscal 2003, primarily due to the positive results of our marketing initiatives and distributor relationships discussed in the previous paragraph. New equipment sales were up 75.2% to $9.0 million for the current period, compared with $5.1 million for the same period of fiscal 2003. Sales of remanufactured equipment increased by 25.7% to $2.5 million for the current period, compared with $2.0 million in the same period last year. Repair service revenues were up 4.4% to $1.2 million for the current quarter, compared with $1.1 million for the same period last year.

Cost of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, and (iii) the related transportation costs. Costs of sales increased to $7.9 million for the third quarter of fiscal 2004 from $4.6 million for the same period of fiscal 2003. The increase was primarily due to the increase in sales for the period. Costs of sales for new and refurbished equipment increased to 65.5% of the respective net sales for 2004 from 61.1% of net sales for 2003. This increase was primarily due to the increase in the allowance for obsolete inventory during 2004. Costs of sales for repair services increased to 25.6% of the respective net sales for 2004 from 22.7% of net sales for 2003. This increase was due primarily to the high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit climbed $1.2 million or 33.0% to $4.8 million for the third quarter of fiscal 2004 from $3.6 million for the same period in fiscal 2003. The gross margin percentage was 38.1% for the current quarter, compared to 44.0% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which are accompanied by margins lower than those of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $259,000 for the third quarter of fiscal 2004 to $2.2 million from $1.9 million for the same period in 2003, an increase of 13.7%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and professional services.

Income from Operations.   Income from operations rose $934,000, or 55.8%, to
$2.6 million for the third quarter of fiscal 2004 from $1.7 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs, partially offset by the increase in the allowance for obsolete inventory in 2004.

Interest Expense. Interest expense for the three months ended June 30, 2004 was $37,000 compared to $50,000 for the same period last year. The decrease was primarily attributable to a lower average interest rate on our line of credit and the repayment of stockholder notes early in the period. The weighted average interest rate paid on the line of credit decreased to 2.75% for 2004 from 3.0% for 2003.

Income Taxes. The provision for income taxes for the three months ended June 30, 2004 increased to $854,000 from $315,000 for the same period in fiscal 2003. This increase was primarily due to higher pre-tax earnings in fiscal 2004 and a reduction in fiscal 2003 of the Company's allowance against deferred tax assets due to favorable tax development during that period.

Comparison of Results of Operations for the Nine Months Ended June 30, 2004 and June 30, 2003

Net Sales. Net sales increased $11.1 million, or 45.3%, to $35.6 million for the nine months ended June 30, 2004, from $24.5 million for the same period in fiscal 2003, primarily due to the positive results of our marketing initiatives and distributor relationships discussed above. New equipment sales were up 76.2% to $25.1 million for the current period, compared with $14.2 million for the same period of fiscal 2003. Sales of remanufactured equipment increased by 3.4% to $7.1 million for the current period, compared with $6.9 million in the same period last year. Repair service revenues remained relatively constant at $3.4 million for each of the nine months ended June 30, 2004 and 2003.

Cost of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, and (iii) the related transportation costs. Costs of sales increased to $21.9 million for the nine months ended June 30, 2004 from $13.6 million for the same period of fiscal 2003. The increase was primarily due to the increase in sales for the period. Costs of sales for new and refurbished equipment increased to 65.6% of the respective net sales for 2004 from 61.0% of net sales for 2003. This increase was primarily due to the increase in the allowance for obsolete inventory during 2004. Costs of sales for repair services increased to 23.2% of the respective net sales for 2004 from 20.1% of net sales for 2003. This increase was due primarily to the high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit climbed $2.8 million or 25.1% to $13.7 million for the nine months ended June 30, 2004 from $11.0 million for the same period in fiscal 2003. The gross margin percentage was 38.5% for the current period, compared to 44.7% for the same period last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment which are accompanied by margins lower than that of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $478,000 for the nine months ended June 30, 2004, to $6.2 million from $5.8 million for the same period in 2003, an increase of 8.3%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the incurrence of fees for the Company's commencement of trading on the American Stock Exchange.
Income from Operations.   Income from operations rose $2.3 million, or 45.2%,
to $7.3 million for the nine months ended June 30, 2004 from $5.0 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs, partially offset by the increase in the allowance for obsolete inventory in 2004.

Interest Expense. Interest expense for the nine months ended June 30, 2004 was $134,000 compared to $153,000 for the same period last year. The decrease was primarily attributable to a lower average interest rate on our line of credit. The weighted average interest rate paid on the line of credit decreased to 2.75% for 2004 from 3.1% for 2003.

Income Taxes. The provision for income taxes for fiscal 2004 increased to $2.5 million from $1.5 million in fiscal 2003. This increase was primarily due to higher pre-tax earnings in fiscal 2004 and a reduction in fiscal 2003 of the Company's allowance against deferred tax assets due to favorable tax developments during that period.


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

      In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate, in which case, the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We recorded an allowance of 2%, or $447,000, of the inventory balance at September 30, 2003 as a reserve for obsolete equipment. For the nine months ended June 30, 2004, we increased this allowance by 3%, or $656,000, as a reserve for obsolete equipment purchased during the period. No allowance was recorded for the nine months ended June 30, 2003.

      Accounts Receivable Valuation
      -----------------------------

      Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2004, accounts receivable, net of allowance for doubtful accounts of $79,000, amounted to $6.0 million.

Liquidity and Capital Resources

      We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $9.0 million at a borrowing rate of 11/4% below Chase Manhattan Prime (3.0% at June 30, 2004). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 40% of qualified inventory in a revolving line of credit for working capital purposes and $2.0 million for future acquisitions meeting Bank of Oklahoma credit guidelines. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at June 30, 2004 of $3.5 million, due June 30, 2005.

     We finance our operations primarily through internally generated funds and a bank line of credit. Monthly payments of principal for loans used to purchase buildings total $37,000 in the next 12 months. We expect to fund these payments through cash flows from operations.

      We also have two stockholder loans totaling $575,000, due on demand, bearing interest at the same rate as our bank line of credit. These notes are being repaid at the rate of $25,000 per month. It is not expected that these notes will be called within the next year.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and stockholder notes. The interest rates under the line of credit and the stockholder notes fluctuate with the prime rate. At June 30, 2004, the outstanding balances subject to variable interest rate fluctuations totaled $4.1 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.


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

      (b)  Reports on Form 8-K for the quarter ended June 30, 2004:

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


                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                    (Registrant)



                                          By: /s/ Kenneth A. Chymiak
                                          -------------------------------------
Date:  August 3, 2004                     Kenneth A. Chymiak,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)


                                          By: /s/ Dee Cooper
                                          -------------------------------------
Date:  August 3, 2004                     Dee Cooper,
                                          Controller
                                          (Chief Accounting Officer)