Form 10-K
period 2004-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2004-12-22
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                |X|ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2004

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

                  Registrant's telephone number: (918) 251-9121

              Securities registered under Section 12(b) of the Act:
                          Common Stock, $.01 par value

           Securities registered under Section 12(g) of the Act: None



Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X           No
               -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

         Yes                  No      X
             ------                ------

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $14,419,734 as of March 31, 2004.

The number of the registrant's common stock, $.01 par value per share, outstanding was 10,082,889 as of December 1, 2004.

The identified sections of definitive Proxy Statement to be filed as
Schedule 14A pursuant to Regulation 14A in connection with the Registrant's 2005 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent fiscal year.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 30, 2004
                                      INDEX


                                                                                                 Page
                           PART I
Item 1.     Business                                                                                3
Item 2.     Properties                                                                             11
Item 3.     Legal Proceedings                                                                      11
Item 4.     Submission of Matters to a Vote of Security Holders                                    11

                           PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and
                Issuer Purchases of Equity Securities                                              11
Item 6.     Selected Financial Data                                                                13
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
                Operation                                                                          13
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                               20
Item 8.     Financial Statements and Supplementary Data                                            20
Item 9.     Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                                               38
Item 9A.  Controls and Procedures                                                                  38
Item 9B.  Other Information                                                                        39

                           PART III

Item 10.    Directors and Executive Officers of the Registrant                                     39
Item 11.    Executive Compensation                                                                 39
Item 12.    Security Ownership of Certain Beneficial Owners and Management                         39
Item 13.    Certain Relationships and Related Transactions                                         39
Item 14.    Principal Accounting Fees and Services                                                 40

                           PART IV

Item 15.    Exhibits, Financial Statement Schedules                                                40

                           Forward Looking-Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters. The words "estimates", "projects," "intends," "expects," "anticipates," "believes," "plans" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. These and other statements which are not historical facts are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are subject to a number of risks, uncertainties and developments beyond the control or foresight of the Company, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in the forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described herein and in other documents we file from time to time with the Securities and Exchange Commission.


                                     PART I

ITEM 1.           BUSINESS

Recent Developments in the Business

     On September 30, 2004, the Company redeemed all of the outstanding shares of its Series A 5% Cumulative Convertible Preferred Stock at its aggregate stated value of $8 million. All of the outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak, Chairman of the Board of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company. The Company financed the redemption with a new credit agreement with its bank which includes a Revolving Credit Commitment in the amount of $7 million and a Term Loan Commitment in the amount of $8 million. The proceeds from the Term Loan were used to redeem the Series A Preferred Stock.

     On September 29, 2004, the Company's majority shareholders, David Chymiak and Ken Chymiak, entered into a stock purchase agreement in which they sold 500,000 shares of their common stock to Barron Partners, LP ("Barron"), a private investment partnership, for $3.25 per share. Under this agreement, Barron also received options to purchase up to 3 million additional shares of the common stock owned by these majority shareholders. The Company did not receive any of the proceeds from the sale of the shares and will not receive any of the proceeds from the exercise of any of the options, but paid the cost of registering the sales for resale by the selling shareholders. The Company filed a registration statement covering the resale of the shares of common stock sold as well as the shares of common stock issuable upon exercise of the options.

Risk Factors

     Each of the following risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Additional risks not presently known, or which we currently consider immaterial also may adversely affect us.

     We are highly dependent upon our principal executive officers who also control us. At September 30, 2004, David Chymiak, Chairman of the Board, and Kenneth Chymiak, President and Chief Executive Officer, owned approximately 74% of our outstanding common stock and 100% of our outstanding preferred stock. Our performance is highly dependent upon the skill, experience and availability of these two persons. Should either of them become unavailable to us, our performance and results of operations would probably be adversely affected to a material extent. In addition, they will continue to own a controlling interest in us, thus restricting our ability to take any action without their approval or acquiescence. Likewise, as shareholders, they may elect to take certain actions which may be contrary to the interests of the other shareholders.

     Our business is dependent on our customers' capital budgets. Our performance is impacted by our customers' capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

     o    consolidations and recapitalizations in the cable television industry;

     o    general economic conditions;

     o    availability and cost of capital;

     o    other demands and opportunities for capital;

     o    regulations;

     o    demands for network services;

     o    competition and technology; and

     o    real or perceived trends or uncertainties in these factors.

Developments in the industry and in the capital markets in recent years have reduced access to funding for certain customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects by our customers.

     On the other hand, a significant increase in the capital budgets of our customers could impact us in a negative fashion. Much of our inventory consists of refurbished and surplus-new equipment and materials that we have acquired from other cable operators. If our customers seek higher end, more expensive equipment, the demand for our products may suffer.

     The markets in which we operate are very competitive, and competitive pressures may adversely affect our results of operations. The markets for broadband communication equipment are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change. This will require us to make quick decisions and deploy substantial resources in an effort to keep up with the ever-changing demands of the industry. We compete with national and international manufacturers, distributors, resellers and wholesalers including many companies larger than we are.

     The rapid technological changes occurring in the broadband markets may lead to the entry of new competitors, including those with substantially greater resources than we have. Because the markets in which we compete are characterized by rapid growth and, in some cases, low barriers to entry, smaller niche market companies and start-up ventures also may become principal competitors in the future. Actions by existing competitors and the entry of new competitors may have an adverse effect on our sales and profitability. The broadband communications industry is further characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of a substantial portion of our current inventory, which could have a material adverse effect on our business.

     Consolidations in the telecommunications industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business. The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. We and one or more of our competitors may each supply products to businesses that have merged, such as AT&T Broadband and Comcast, or will merge in the future. Consolidations could result in delays in purchasing decisions by the merged businesses, and we could play either a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on our business. Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies with pooled capital resources may be able to provide solution alternatives with which we would be at a disadvantage to compete. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs. Consolidation of the supplier base could have a material adverse effect on our business.

     Our success depends in large part on our ability to attract and retain qualified personnel in all facets of our operations. Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key executives, marketing, engineering and sales personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively. The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and other technical professionals, could negatively affect our business.

     We are substantially dependent on certain manufacturers, and an inability to obtain adequate and timely delivery of products could adversely affect our business. We are a value added reseller and master distributor for Scientific-Atlanta and a value added reseller of Motorola broadband and transmission products. Should these relationships terminate or deteriorate, or should either manufacturer be unable or unwilling to deliver the products needed by us for our customers, our performance could be adversely impacted. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supplies could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business.

     We have a large investment in our inventory which could become obsolete or outdated. Much of our inventory is acquired from other cable operators and is in the nature of used, refurbished, remanufactured or surplus new equipment. Determining the amounts and types of inventory requires us to speculate to some degree as to what the future demands of our customers will be. Technological changes, consolidation in the industry or competition from other types of broadcast media could substantially reduce the demands for our inventory, which could have a material adverse effect upon our business and financial results.

     Our outstanding common stock is very thinly traded. While we have approximately 10.1 million shares of common stock outstanding, 69.2% of these shares are beneficially owned at December 1, 2004 by David Chymiak and Kenneth Chymiak and 4.9% are beneficially held by Barron Partners, L.P. As a consequence, only about 21% of our shares of common stock are held by nonaffiliated, public investors and available for public trading. The average daily trading volume of our common stock is low. Thus, investors in our common stock may encounter difficulty in liquidating their investment in a timely and efficient manner.

     We have not paid any dividends on our outstanding common stock and have no plans to pay dividends in the future. We currently plan to retain our earnings and have no plans to pay dividends on our common stock in the future. We may also enter into credit agreements or other borrowing arrangements which may restrict our ability to declare dividends on our common stock.

     Our principal executive officers and shareholders have a number of conflicts of interest with us. Certain of our key properties are leased from entities owned by our principal executive officers. Also, these executives have made loans to us in various amounts in the past and were paid interest on these loans. These transactions are described in the proxy statement that is incorporated by reference into this report. These arrangements create certain conflicts of interest between these executives and us that may not always be resolved in a manner most beneficial to us.

     Our international operations may be adversely affected by a number of factors. Although the majority of our business efforts are focused in the United States, we have international operations in the Philippines, Taiwan, Korea, Japan, Australia, Brazil, Ecuador, Dominican Republic, Honduras and a few other Latin American countries. We currently have no binding agreements or commitments to make any material international investment. Our foreign operations may be adversely affected by a number of factors, including:

     o local political and economic developments could restrict or increase the cost of our

     o    foreign operations;

     o    exchange controls and currency fluctuations;

     o tax increases and retroactive tax claims could increase costs of our foreign operations;

     o expropriation of our property could result in loss of revenue, property and equipment;

     o import and export regulations and other foreign laws or policies could result in loss of revenues; and

     o laws and policies of the United States affecting foreign trade, taxation and investment could restrict our ability to fund foreign operations or make foreign operations more costly.

Current Business

     We are a supplier of a comprehensive line of electronics and hardware for the cable television ("CATV") industry (both franchise and non-franchise, or private cable). Our products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services including television, high-speed data (internet) and telephony, to single family dwellings, apartments and institutions such as hospitals, prisons, universities, schools, cruise boats and others.

     TULSAT, one of our subsidiaries, is an exclusive Scientific-Atlanta Master Distributor for certain legacy products and distributes most of Scientific-Atlanta's other products. TULSAT has been designated an authorized third party Scientific-Atlanta repair center for selected products. Another subsidiary, NCS Industries, is a leading distributor of Motorola broadband products. Other subsidiaries distribute Standard, Corning-Gilbert, Blonder-Tongue, RL Drake, Quintech and Videotek products. We continue to upgrade our products to stay in the forefront of the communications broadband technology revolution.

     We continue to expand our core product lines (head end and distribution), to maintain the ability to provide electronics equipment needed to build smaller cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density areas.

     We also continue to purchase surplus equipment from cable operators and others that become available as a result of upgrades in their systems or overstocks in their warehouses. We maintain one of the industries' largest inventories of new and refurbished equipment, allowing us to provide products within a short period of time. Each of our six locations operates service centers specializing in Motorola, Magnavox, Scientific-Atlanta and Alpha Power Supplies repairs.

Overview of the Industry

     We participate in markets for equipment sold primarily to cable operators and other related parties. As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by cable operators in the United States. Within the last few years, certain cable operators have begun to offer a "triple-play" bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber. We believe cable operators are well positioned to deliver next-generation voice, video and data services because cable operators have invested significantly over the past few years to upgrade their cable plants to digital networks. These upgrades allow them to leverage their incumbent video and high speed data positions further. Many cable operators have well-equipped networks to offer video and two-way high-speed data services to over 90% of their subscribers and through their existing Hybrid Fiber Co-axial (HFC) infrastructure, are capable of delivering symmetrical high-bandwidth video, voice and data to their subscribers.

     For the past couple of years, we believe that we have been able to provide the products and services sought after by cable operators as they establish and expand their services and territories. Our relationships with our principal vendors, Scientific-Atlanta and Motorola, provide solutions with products that are required to implement and support existing cable operators. These relationships and our inventory are key factors in our significant revenue and profits.

     We are focused on the opportunities provided by technological changes in fiber-to-the premises, the expansion of bandwidth, and our recent appointment as a Scientific-Atlanta International Distributor for Latin and South America. We will continue to stock legacy CATV equipment as well as digital and optical broadband telecommunications equipment from major suppliers so we can provide our customers one-stop shopping and access to "hard-to-find" products by reducing customer downtime by our having the product in stock. Our customers consult with us for solutions for various products and configurations. We have the technical know-how from our experienced sales support staff. Through our six "world-class" service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

Business of the Company

     We continue to add products and services to maintain and expand our current customer base in North America, Latin and South America, Europe and the Far East. Recently, Scientific-Atlanta has appointed one of our subsidiaries, Tulsat Corporation, to become one of their non-exclusive distributors in Latin and South America. Since the appointment, management has made several trips to the area, visiting with relationships that had previously been developed by our new sales associate for this area. In addition, Tulsat has contracted for 12 months of advertising in the leading magazine for the cable equipment market in this area and Spain.

     Economics seem to be improving for the international cable operators in Latin and South America. The continuing advances in technology, products and services will continue to create a better financial model for potential customers. We require prepayment of purchases or letters of credit from U.S. banks prior to shipment of products to most international customers. Recently, we have found several other methods of guaranteeing payment through insurance companies or government agencies. The successful implementation of alternative methods of payments should put our companies in a better position to capture market share.

         Geographic Areas

Revenues by geographic areas are as follows:

                                                     Year ended September 30,
                                    -----------------------------------------------------------------------
                                            2004                     2003                 2002
                                    -----------------------------------------------------------------------
Geographic Area
     United States                     $46,163,254            $32,026,494               $24,710,724
     Latin America, Mexico,
       and Other                           908,075              1,301,251                   698,207
                                    -----------------------------------------------------------------------
                                       $47,071,329            $33,327,745               $25,408,931
                                    =======================================================================

Revenues attributed to geographic areas are based on the location of the customer. All of our long-lived assets are located in the United States.

     Products and Services

     Our sales of new products represent 70% of our revenue and re-manufactured product sales represent 20% of our revenues. Repair services contribute the remaining 10% of our revenues.

     Headend products are used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products we offer in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors. The headend of a television signal distribution system is the "brain" of the system, the central locations where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

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

     Distribution products are used to permit signals to travel from the headend to their ultimate destination in a home, apartment, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable. Among the products we offer in this category are optical transmitters, optical receivers, line extenders, broadband amplifiers, directional taps and splitters.

     Other hardware such as test equipment, connector and cable products are also inventoried and sold to our customers.

     Sales and Marketing

     We market and sell our products to franchise and private cable operators, system contractors and others directly. Our sales and marketing are predominantly performed by our internal sales force. We also have sales representatives in particular geographic areas. The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, advertising in trade journals, telemarketing and direct mail to our customer base in the United States. We have developed contacts with the major CATV operators in the United States and we are constantly in touch with these operators regarding their plans for upgrading or expansion and their needs to either purchase or sell equipment. In 2004, we purchased approximately 39% of our inventory from Scientific-Atlanta and approximately 14% of our inventory from Motorola. The concentration of suppliers of our inventory subjects us to risk. We also purchase a large amount of our inventory from cable operators who have upgraded or are in the process of upgrading, their systems.

     Competition

     The CATV industry is highly competitive with numerous companies competing in various segments of the market. There are a number of customers throughout the United States engaged in buying and selling re-manufactured CATV equipment. Most of our competitors are not able to maintain the large inventory we maintain due to capital requirements. In terms of sales and inventory, we are the largest in this industry, providing both sales and service of new and re-manufactured CATV equipment.

     We also face competition from manufacturers and other vendors supplying new products. Due to our large inventory, we generally have the ability to ship and supply products to our customers from our large inventory without having to wait for the manufacturers to supply the items.

     Significant Customers

     We are not dependent on one or a few customers to support our business. The customer base consists of over 1,200 active accounts. Sales to Power and Telephone Supply Company accounted for approximately 11.9% of our revenues in fiscal 2004. Approximately 23% of our revenues for fiscal year 2004 and approximately 33% for 2003 were derived from sales of products and services to our five largest customers. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer.

     Personnel

     At September 30, 2004, we had 141 employees. Management considers its relationships with its employees to be excellent. Our employees are not unionized and we are not subject to any collective bargaining agreements.


ITEM 2. PROPERTIES

     Each subsidiary owns or leases property for office space and warehouse facilities. Tulsat Corporation ("Tulsat") leases a total of approximately 133,050 square feet of facilities in seven buildings from entities which are controlled by David E. Chymiak, Chairman of the Board, and Kenneth A. Chymiak, President and Chief Executive Officer. Each lease has a renewable five-year term, expiring at different times through 2008. At September 30, 2004, total monthly rental payments of $38,800 were required. ADDvantage Technologies Group of Nebraska, Inc. (dba "Lee Enterprise") owns property of approximately 8,000 square feet, with an investment of $267,000. NCS Industries, Inc. ("NCS") owns property of approximately 12,000 square feet, with an investment of $567,000, financed by loans of $419,000, due in monthly payments through 2013 at an interest rate of 5.5% through 2008, converting thereafter to prime minus 1/4%. NCS also rents property of approximately 2,000 square feet, with monthly rental payments of $1,200 through November 2005. ADDvantage Technologies Group of Missouri, Inc. (dba "ComTech Services") owns property of approximately 11,000 square feet, with an investment of $343,000. ADDvantage Technologies Group of Texas, Inc. ("Tulsat-Texas") owns property of approximately 13,000 square feet, with an investment of $150,000. Tulsat-Atlanta, LLC ("Tulsat-Atlanta") rents property of approximately 4,300 square feet. The term is month-to-month, with monthly rental payments of approximately $2,400. We believe that our current facilities are adequate to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

     From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our stockholders in the fourth quarter of fiscal 2004.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Prior to November 24, 2003, our common stock was traded on the OTC Bulletin Board under the symbol ADDM. On November 24, 2003, our common stock began trading on the American Stock Exchange under the symbol AEY.

     The following table sets forth, for the quarterly periods indicated of fiscal 2003 and the first quarter (through November 23, 2003) of fiscal 2004, the high and low bid quotations per share for our common stock as quoted on the OTC bulletin board. These quotations represent inter-dealer prices without an adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. From November 24, 2003 through the end of fiscal 2004, the table sets forth the high and low sales prices on the American Stock Exchange for the quarterly periods indicated.

Year Ended September 30, 2003                                          High                       Low
-----------------------------                                          ----                       ---

First Quarter                                                          $0.90                     $0.52
Second Quarter                                                         $2.10                     $0.60
Third Quarter                                                          $2.50                     $1.40
Fourth Quarter                                                         $4.50                     $1.60

Year Ended September 30, 2004                                          High                       Low
-----------------------------                                          ----                       ---

First Quarter                                                          $6.05                     $3.00
Second Quarter                                                         $5.90                     $4.00
Third Quarter                                                          $6.90                     $4.66
Fourth Quarter                                                         $5.30                     $3.35

     Substantially all of the holders of our common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of December 1, 2004, there were approximately 80 holders of record of our common stock. However, we believe there are in excess of 500 beneficial owners of our common stock.

     Dividend Policy

     We have never declared or paid a cash dividend on our common stock. It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors. Under the terms of our outstanding preferred stock, no dividends may be paid on our common stock unless all cumulative cash dividends due on the preferred stock have been paid or provided for.

     Repurchase Program

     In 2000, our Board of Directors authorized the repurchase of up to $l.0 million of our outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in our employees' stock plans or for acquisitions. We did not repurchase any shares during the 2003 or 2004 fiscal years.


ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Year ended September 30,
                                          2004                2003              2002             2001              2000
                                          ----                ----              ----             ----              ----

Net Sales and service income            $47,071           $ 33,327          $ 25,409           $ 22,885        $ 22,003

Income from operations                    9,484              6,197             3,550              4,855           6,134

Net income                                5,814              4,493             2,201              2,851           3,708

Earnings per share
  Basic                                   $ .46              $ .33             $ .10              $ .16           $ .25
  Diluted                                 $ .41              $ .30             $ .10              $ .16           $ .24


Total assets                           $ 32,359           $ 31,748          $ 26,531           $ 25,335         $21,951
Long-term obligations inclusive
  of current maturities                $ 11,610             $6,912            $6,276             $6,253         $ 5,039

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "Business - Risk Factors" and elsewhere in this report.

General

     We and our subsidiaries, Tulsat, Lee Enterprise, NCS, ComTech Services, Tulsat - Texas and Tulsat - Atlanta comprise an organization involved in the re-manufacture, repair and sale of previously owned cable television ("CATV") equipment and the distribution of new and surplus equipment to CATV operators. New sales are defined as products that are purchased from the manufacturer, and includes new surplus, which is defined as inventory items purchased from other distributors or MSOs with excess equipment that have never been used. Remanufactured sales are defined as used inventory that is updated to meet customer needs and requirements.

     Overview

     It is difficult to time the placing of orders in our business due to cyclical conditions that exist in the broadband and cable industry and present economic conditions that affect it. Fiscal 2004 continued to be a challenging business environment in the industry due to a significant reduction in capital spending that began in fiscal 2001. We believe we are in a unique position to service those MSOs, which are looking to minimize costs. We have a large inventory of new and used equipment, $16.4 million and $5.7 million, respectively, at September 30, 2004. We also offer repair services, which are available to our customers who include some of the largest cable operators in the industry. The industry conditions have affected all equipment suppliers, and we have worked to minimize the negative impact of these conditions on our financial results and operations. We have aggressively sought to stimulate sales by marketing our products and services to the larger MSOs, and we have managed our receivables to minimize any bad debt write-offs. Our efforts have resulted in increasing sales in a slowly expanding economy (41.2% over last year), while minimizing the overall impact of bad debts written-off in total compared to net income. However, our largest risk is our investment in inventory. After consideration of continued analysis, review, and evaluation of our inventory, we recorded an allowance for excess and obsolete inventory of $1,093,000, representing 5% of inventory at September 30, 2004. At September 30, 2003, this allowance amounted to $447,100. We expect fiscal 2005 to continue the trend of increasing sales based on preliminary results from increased sales in the first quarter of 2005 compared to first quarter 2004. However, there is no assurance that revenues in fiscal 2005 will continue to exceed those for comparable periods in fiscal 2004 due to the factors discussed elsewhere in this report.

Results of Operation

     Year Ended September 30, 2004, Compared to Year Ended September 30, 2003 (all references to years are to fiscal years)

     Net Sales. Net sales climbed $13.7 million or 41.2% to $47.1 million for 2004 from $33.3 million for 2003. Sales of new and refurbished equipment increased 47.3% from $28.8 million in 2003 to $42.4 million for 2004, primarily due to the positive results of our marketing initiatives and the strengthening of our distributor relationships. Sales of new Scientific-Atlanta and Motorola equipment increased substantially as we strengthened our strategic alliances with these manufacturers. Repair service revenues increased by 2.7% from $4.5 million last year to $4.6 million this year. The increase in repair services was due to the continued focus of being a leading repair service provider for both warranty and non-warranty repairs.

     Costs of Sales. Costs of sales includes the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, and the related transportation costs. Costs of sales this year were 61.2% of net sales compared to 57.2% last year. Costs of sales for new and refurbished equipment increased to 65.2% of net sales for 2004 from 63.3% of net sales for 2003. This was primarily due to the higher proportion in 2004 of sales of new equipment, which has margins lower than that of refurbished equipment. Costs of sales for repair services increased to 24.6% of net sales for 2004 from 19.9% of net sales for 2003. This increase was due primarily to the high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

     Gross Profit. Gross profit climbed $4.0 million, or 28.1%, to $18.3 million for fiscal 2004 from $14.3 million for fiscal 2003. The gross margin percentage was 38.8% for the current year, compared to 42.8% for last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment, which is accompanied by margins lower than that of re-manufactured equipment or repairs.

     Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation, communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $693,000 for fiscal 2004 to $8.5 million from $7.8 million in 2003, an increase of 8.9%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the incurrence of fees for the Company's commencement of trading on the American Stock Exchange.

     Income from Operations. Income from operations increased $3.3 million, or 53.1%, to $9.5 million for 2004 from $6.2 million for 2003. This increase was primarily due to increases in sales of new equipment to the larger MSOs, partially offset by the lower margins received and the increase in our operating, selling, general and administrative expenses.

     Interest Expense. Interest expense for fiscal 2004 was $158,000 compared to $217,000 in fiscal 2003. The decrease was primarily attributable to a lower average interest rate on our line of credit and the lower average balances outstanding on this line during 2004. The weighted average interest rate paid on the line of credit decreased to 2.85% for 2004 from 2.98% for 2003.

     Income Taxes. The provision for income taxes for fiscal 2004 increased to $3.5 million from $1.5 million in fiscal 2003. The increase was primarily due to higher pre-tax earnings in fiscal 2004 and a reduction in fiscal 2003 of the Company's allowance against deferred tax assets due to favorable tax developments during that period. For a more complete discussion of income taxes, please see "Note 4 - Income Taxes" in the notes to the consolidated financial statements.

     Year Ended September 30, 2003, Compared to Year Ended September 30, 2002 (all references to years are to fiscal years)

     Net Sales. Net sales climbed $7.9 million or 31.2% to $33.3 million for 2003 from $25.4 million for 2002. Sales of new and refurbished equipment increased 33.9% from $21.5 million for 2002 to $28.8 million for 2003 as we strengthened our role as a Master Distributor for several of Scientific-Atlanta's legacy products and increased sales of Motorola products. Our focus on increasing repair revenue resulted in a 15.8% increase in those revenues, from $3.9 million for 2002 to $4.5 million for 2003. The increase in repair services was due to the continued focus of being a leading repair service provider and the expansion of our repairs sales to our Atlanta operations which began in June of 2002.

     Costs of Sales. Costs of sales includes the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, and the related transportation costs. Costs of sales for 2003 were 57.2% of net sales compared to 56.6% for 2002. Costs of sales for new and refurbished equipment decreased slightly to 63.3% of net sales for 2003 from 63.8% of net sales for 2002. This was primarily due to the write-down of inventory in 2002 of $1.4 million, partially offset by the allowance for obsolete inventory recorded in 2003 of $447,000. Costs of sales for repair services increased to 19.9% of net sales for 2003 from 16.9% of net sales for 2002. This increase was due primarily to the increase in our repairs on more high-end hybrid and fiber optic equipment, which involve a higher relative cost of material.

     Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses includes all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased $629,000 or 8.8% in 2003 over the previous year. Most of this increase was directly attributable to the commencement of operations of Tulsat - Atlanta in June 2002, coupled with an expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

     Income from Operations. Income from operations increased 74.6% to $6.2 million for 2003 from $3.5 million for 2002. This increase was primarily due to the increase in net sales and the inventory write-down in 2002, partially offset by the charge in 2003 to reduce inventory for obsolete equipment and the increase in our operating, selling, general and administrative expenses.

     Interest Expense. Interest expense for fiscal 2003 was $217,000 compared to $245,000 in fiscal 2002. The decrease was primarily attributable to a lower average interest rate on our line of credit, partially offset by higher average balances outstanding on this line during 2003. The weighted average interest rate paid on the line of credit decreased to 2.98% for 2003 from 3.67% for 2002.

     Income Taxes. The provision for income taxes for fiscal 2003 increased to $1.5 million from $1.1 million in fiscal 2002. The increase was primarily due to higher pre-tax earnings, partially offset by a favorable impact from changes in the deferred tax valuation allowance. For a more complete discussion of income taxes, please see "Note 4 - Income Taxes" in the notes to the consolidated financial statements.

     Liquidity and Capital Resources

     We finance our operations primarily through internally generated funds and a bank line of credit.

     During 2004, we generated approximately $5.4 million cash flow from operations after decreasing the net carrying value of inventory by $1.2 million, and increased our bank borrowings by $6.0 million, which we used to invest in property ($77,000), repurchase the outstanding Series A Preferred Stock ($8.0 million), repay stockholder notes ($1.2 million), and meet our preferred stock dividend obligations of $1.34 million.

     We lease various properties primarily from a company owned by our principal shareholders. Future minimum lease payments under these leases are as follows:

                           2005                               $    480,240
                           2006                                    380,040
                           2007                                    360,000
                           2008                                    324,000
                                                              ------------
                                                              $  1,544,280
                                                              ============

     Cash used in financing activities in 2004 was primarily used to pay dividends on our Series A and Series B Preferred Stock. With the redemption of the Series A Preferred Stock on September 30, 2004, dividends on the remaining Series B preferred stock total $840,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.

Stock Ownership
---------------
                                                              Percent of
                                     Percent of                Series B
                                        Common                 Preferred
                                        Stock                    Stock
Name of                             Beneficially              Beneficially
Beneficial Owner                       Owned                    Owned (A)
----------------                       -----                    ---------

David E. Chymiak                         39.0%                    50.0%
Kenneth A. Chymiak                       35.2%                    50.0%

(A) The outstanding preferred stock has an aggregate preference upon liquidation of $12,000,000.

     On September 29, 2004, David Chymiak and Ken Chymiak entered into a stock purchase agreement in which they sold 500,000 shares of their common stock to Barron Partners, LP, a private investment partnership, for $3.25 per share. Under this agreement, Barron also received options to purchase up to 3 million additional shares of the common stock owned by these majority shareholders. Option 1 grants Barron the option to purchase an additional one million shares over a period of 15 months at a price of $4.25 per share. Option 2 grants Barron the option to purchase an additional one million shares over a period of 18 months at a price of $5.25 per share. Option 3 grants Barron the option to purchase an additional one million shares over a period of 24 months at a price of $6.25 per share. The Company did not receive any of the proceeds from the sale of the shares and will not receive any of the proceeds from the exercise of any of the options, but paid the cost of registering the sales for resale by the selling shareholders. The Company filed a registration statement covering the resale of the shares of common stock sold as well as the shares of common stock issuable upon exercise of the options.

     We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (3.84% at September 30, 2004.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at September 30, 2004, of $3.2 million, due September 30, 2005.

     An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding share of the Series A convertible preferred stock at September 30, 2004. The note is due on September 30, 2009 with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Notes payable secured by real estate of $384,381 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

     The aggregate maturities of notes payable and the line of credit for the five years ending September 30, 2009 are as follows:


                         2005                               $   4,462,230
                         2006                                   1,237,047
                         2007                                   1,237,047
                         2008                                   1,237,047
                         2009                                   3,237,047
                         Thereafter                               199,146
                                                            -------------
                           Total                            $  11,609,564
                                                            =============

     We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

     Critical Accounting Policies and Estimates

     Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2004 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

     We market our products primarily to MSOs and other users of cable television equipment who are seeking products for which manufacturers have discontinued production, or are seeking shipment on a same-day basis. Our position in the industry requires us to carry large inventory quantities relative to annual sales, but also allows us to realize high overall gross profit margins on our sales. Carrying these large inventories represents our largest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. We recorded an allowance of 2%, or $447,000, of the inventory balance at September 30, 2003 as a reserve for excess and obsolete equipment. We increased this allowance to a total of 5%, or $1,093,000, of the inventory balance at September 30, 2004. Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

     Inbound freight charges are included in costs of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses since the amounts involved are not considered material.

     Accounts Receivable Valuation

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts decreased to $68,063 at September 30, 2004 from $78,359 at September 30, 2003. This decrease is primarily due to the increasingly optimistic outlook for economic conditions in the coming year. At September 30, 2004, accounts receivable, net of allowance for doubtful accounts, amounted to $4.8 million.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities.", and a revised interpretation of FIN 46 (FIN 46R) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46R had no impact on our financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit and the stockholder notes fluctuate with the LIBOR rate. At September 30, 2004, the outstanding balances subject to variable interest rate fluctuations totaled $3.2 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

     The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative will increase or decrease opposite any future changes in interest rates. All sales and purchases are denominated in U.S. dollars.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           Index to Financial Statements                                                Page
                           -----------------------------                                                ----

Report of Independent Registered Public Accounting Firm
                                                                                                           21

Consolidated Balance Sheets, September 30, 2004 and 2003
                                                                                                           23

Consolidated Statements of Income, Years Ended September 30, 2004, 2003 and
2002                                                                                                       25

Consolidated Statements of Changes in Stockholders' Equity, Years ended
September 30, 2004, 2003 and 2002
                                                                                                           26

Consolidated Statements of Cash Flows, Years Ended September 30, 2004, 2003 and
2002                                                                                                       27

Notes to Consolidated Financial Statements                                                                 28

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of ADDvantage Technologies Group, Inc. is responsible for the accuracy and consistency of all the information contained in the annual report, including the accompanying consolidated financial statements. These statements have been prepared to conform with U.S. generally accepted accounting principles appropriate to the circumstances. The statements include amounts based on estimates and judgments as required.

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

     Tullius Taylor Sartain & Sartain LLP, our independent registered public accounting firm, has audited the financial statements prepared by management. Their opinion on the statements is presented below.


/s/ Kenneth A. Chymiak
Kenneth A. Chymiak,
President, Chief Executive Officer
and Chief Financial Officer



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted in accordance with the standards of the Public
Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, in 2003, the Company changed its method of accounting for goodwill as a result of adopting the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."


/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP


Tulsa, Oklahoma
December 3, 2004

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,
Assets                                                                     2004        2003
------                                                                     ----        ----
Current assets:
   Cash                                                             $   1,316,239 $   496,283
   Accounts receivable, net of allowance of $68,063 and $78,359         4,787,749   3,783,680
   Inventories, net of allowance for excess and obsolete inventory
       $1,093,000 and $447,100, respectively                           20,978,714  22,131,096
   Deferred income taxes                                                  651,000     367,000
                                                                    ------------- -----------
Total current assets                                                   27,733,702  26,778,059

Property and equipment, at cost:
   Machinery and equipment                                              2,138,798   2,061,598
   Land and buildings                                                   1,302,527   1,326,939
   Leasehold improvements                                                 521,972     527,972
                                                                    ------------- -----------
                                                                        3,963,297   3,910,509
Less accumulated depreciation and amortization                         (1,561,698) (1,284,347)
                                                                    ------------- -----------
Net property and equipment                                              2,401,599   2,626,162

Other assets:
   Deferred income taxes                                                1,042,000   1,154,000
   Goodwill                                                             1,150,060   1,150,060
   Other assets                                                            31,222      39,628
                                                                    ------------- -----------
Total other assets                                                      2,223,282   2,343,688
                                                                    ------------- -----------

Total assets                                                        $  32,358,583  31,747,909
                                                                    =============  ==========

             See notes to audited consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,
Liabilities and Stockholders' Equity                                    2004       2003
                                                                        ----       ----
 Current liabilities:
   Accounts payable                                               $  1,758,695 $ 2,631,221
   Accrued expenses                                                  1,011,911     829,459
   Accrued income taxes                                                120,748      95,114
   Bank revolving line of credit                                     3,225,183   5,185,902
   Notes payable - current portion                                   1,237,047     118,393
   Dividends payable                                                   210,000     310,000
   Stockholder notes                                                         -     838,473
                                                                  ------------ -----------
Total current liabilities                                            7,563,584  10,008,562
Notes payable                                                        7,147,334     384,411
Stockholder notes                                                            -     385,171
Stockholders' equity:
   Preferred stock, 5,000,000 shares authorized,
     $1.00 par value, at stated value:
     Series A, 5% cumulative convertible; 200,000 shares issued and outstanding at September 30, 2003 with a stated value
       of $40 per share                                                      -   8,000,000
     Series B, 7% cumulative; 300,000 shares issued and
       outstanding with a stated value of $40 per share             12,000,000  12,000,000
   Common stock, $.01 par value; 30,000,000 shares authorized;
     10,081,789 and 10,030,414 shares issued and outstanding,
      respectively                                                     100,818     100,304
   Paid-in capital                                                  (7,285,564) (7,389,197)
   Retained earnings                                                12,886,575   8,312,822
                                                                  ------------ -----------
                                                                    17,701,829  21,023,929

   Less:  Treasury stock, 21,100 shares at cost                        (54,164)    (54,164)
                                                                  ------------ -----------
Total stockholders' equity                                          17,647,665  20,969,765
                                                                  ------------ -----------


Total liabilities and stockholders' equity                        $ 32,358,583 $31,747,909
                                                                  ============ ===========
             See notes to audited consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          Year ended September 30,
                                               2004                 2003               2002
                                            -----------        -----------        -----------
Net sales income                            $42,430,052        $28,809,947        $21,508,380
Net service income                            4,641,277          4,517,798          3,900,551
                                            -----------        -----------        -----------
                                             47,071,329         33,327,745         25,408,931
Costs of sales                               28,815,132         19,072,042         14,370,776
                                            -----------        -----------        -----------
Gross profit                                 18,256,197         14,255,703         11,038,155
Operating, selling, general and
  administrative expenses                     8,494,486          7,801,231          7,172,510
Depreciation and amortization                   277,352            257,821            315,691
                                            -----------        -----------        -----------
Income from operations                        9,484,359          6,196,651          3,549,954
Interest expense                                157,606            217,063            244,746
                                            -----------        -----------        -----------
Income before income taxes                    9,326,753          5,979,588          3,305,208
Provision for income taxes                    3,513,000          1,487,000          1,104,000
                                            -----------        -----------        -----------
Net income                                    5,813,753          4,492,588          2,201,208
Preferred stock dividends                     1,240,000          1,240,000          1,240,000
                                            -----------        -----------        -----------
Net income attributable
  to common stockholders                      4,573,753        $ 3,252,588        $   961,208
                                            ===========        ===========        ===========

Earnings per share:
  Basic                                     $      0.46        $      0.33        $      0.10
  Diluted                                   $      0.41        $      0.30        $      0.10

Shares used in per share calculation
  Basic                                      10,041,197         10,007,756          9,991,716
  Diluted                                    12,104,541         12,021,235         11,991,716

             See notes to audited consolidated financial statements.


                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years ended September 30, 2004, 2003 and 2002


                                                          Series A    Series B                    Retained
                                    Common Stock         Preferred    Preferred   Paid-in      Earnings   Treasury
                                Shares      Amount         Stock       Stock       Capital     (Deficit)   Stock         Total
                              --------------------------------------------------------------------------------------------------
Balance, September 30, 2001   10,011,716    $100,117   $8,000,000   $12,000,000 ($7,389,010) $ 4,099,026   ($54,164) $16,755,969

Net income                            -           -             -             -           -    2,201,208          -    2,201,208
Preferred stock dividends             -           -             -             -           -   (1,240,000)         -   (1,240,000)
                              --------------------------------------------------------------------------------------------------
Balance, September 30, 2002  10,011,716     100,117     8,000,000    12,000,000  (7,389,010)  (5,060,234)   (54,164)  17,717,177

Net income                            -           -             -             -           -    4,492,588          -    4,492,588
Preferred stock dividends             -           -             -             -           -   (1,240,000)         -   (1,240,000)
Issue common shares for
     business purchase           18,698         187             -             -        (187)           -          -            -
                              --------------------------------------------------------------------------------------------------
Balance, September 30, 2003  10,030,414     100,304     8,000,000    12,000,000  (7,389,197)   8,312,822    (54,164)   20,969,765

Net income                            -           -             -             -           -    5,813,753          -     5,813,753
Preferred stock dividends             -           -             -             -           -   (1,240,000)         -    (1,240,000)
Stock options exercised          51,375         514             -             -     103,633            -          -       104,147
Redemption of Series A
Preferred Stock                       -           -    (8,000,000)            -           -            -          -    (8,000,000)
                              --------------------------------------------------------------------------------------------------
Balance, September 30, 2004  10,081,789    $100,818             -   $12,000,000 ($7,285,564) $12,886,575   ($54,164)  $17,647,665
                             ===================================================================================================

             See notes to audited consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Year ended September 30,
                                                         2004       2003       2002
                                                         ----       ----       ----
Cash Flows from Operating Activities
Net income                                       $    5,813,753 $4,492,588 $2,201,208
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        277,352    257,821    315,691
   Loss on disposal of property and equipment            24,412          -          -
   Deferred income tax benefit                         (172,000)  (414,000)   (81,000)
   Change in:
      Receivables                                    (1,004,069)  (278,382)  (509,811)
      Inventories                                     1,152,382 (4,456,859)   144,883
      Other assets                                        8,406    (12,770)    79,634
      Accounts payable                                 (872,526) 1,159,549    619,248
      Accrued liabilities                               208,086    337,975   (397,385)
                                                 -------------- ---------- ----------
Net cash provided by operating activities             5,435,796    995,922  2,372,468
                                                 -------------- ---------- ----------

Cash Flows from Investing Activities
Additions to property and equipment                     (77,201)  (671,412)  (610,630)
                                                 -------------- ---------- ----------
Net cash used in investing activities                   (77,201)  (671,412)  (610,630)
                                                 -------------- ---------- ----------

Cash Flows from Financing Activities
Net change under bank revolving line of credit       (1,960,719)   712,221    222,548
Payments on stockholder notes                        (1,223,644)  (335,705)  (150,000)
Proceeds on notes payable                             8,000,000    440,000          -
Payments on notes payable                              (118,423)  (180,483)   (49,204)
Proceeds from stock options exercised                   104,147          -          -
Payments of preferred dividends                      (1,340,000)(1,240,000)(1,240,000)
Redemption of preferred stock                        (8,000,000)         -          -
                                                 -------------- ---------- ----------
Net cash used in financing activities                (4,538,639)  (603,967)(1,216,656)
                                                 -------------- ---------- ----------

Net (increase) decrease in cash                         819,956   (279,457)   545,182

Cash, beginning of year                                 496,283    775,740    230,558
                                                 -------------- ---------- ----------

Cash, end of year                                $    1,316,239   $496,283   $775,740
                                                 ==============   ========   ========


Supplemental Cash Flow Information
   Cash paid for interest                        $      172,426   $205,626   $244,253
   Cash paid for income taxes                    $    3,669,170 $1,699,785 $1,832,342

             See notes to audited consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended September 30, 2004, 2003 and 2002


Note 1 - Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the "Company") sell new, surplus, and re-manufactured cable television equipment throughout North America, Latin America and South America in addition to being a repair center for various cable companies. The Company operates in one business segment.

Principles of consolidation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries: Tulsat Corporation, NCS Industries, Inc., Tulsat Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba "ComTech Services"), ADDvantage Technologies Group of Nebraska, Inc. (dba "Lee Enterprise") and ADDvantage Technologies Group of Texas, Inc. (dba "Tulsat Texas"). All significant intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Trade receivables are written-off when deemed uncollectible. Recoveries of trade receivables previously written-off are recorded when received.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

Property and equipment

Property and equipment consists of office equipment, other equipment, and buildings, with estimated useful lives of 5 years, 10 years, and 40 years, respectively. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the remainder of the lease agreement. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation and amortization expense was $277,352, $257,821 and $157,267 for the years ended September 30, 2004, 2003 and 2002, respectively.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax carryforward amounts. Management provides a valuation allowance against deferred tax assets for amounts which are not considered "more likely than not" to be realized.

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

Derivatives

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

     Our objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure. The Company has designated its interest rate swap as a hedge for the underlying note payable. Interest expense on the note is adjusted to include the payment made or received under the interest rate swap agreement.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net Sales Income and Net Service Income in the accompanying Consolidated Statements of Income. Actual costs for shipping and handling of these sales is included in Costs of Sales.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $265,112, $229,534 and $224,468 for the years ended September 30, 2004, 2003 and
2002 respectively.

Management estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of our inventory and operating results.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables. In 2004, we purchased approximately 39% of our inventory from Scientific-Atlanta and approximately 14% of our inventory from Motorola. The concentration of suppliers of our inventory subjects us to risk.

Goodwill

     In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 was adopted by the Company on October 1, 2002, the date of the annual impairment review. The Company completed its transitional impairment testing of goodwill, which indicated that goodwill was not impaired as of October 1, 2002. Therefore, the adoption of this pronouncement had no impact on the Company's carrying value of its goodwill. Annual impairment testing indicates that goodwill is not impaired as of September 30, 2004. If SFAS 142 had been adopted in 2002, the Company's earnings would have been improved because of reduced amortization, as described below:

         Goodwill - Adoption of Statement 142
         ------------------------------------

Year ended September 30,
------------------------
                                                      2004                            2003                            2002
                                                      ----                            ----                            ----
Reported Net Income                             $ 5,813,753                     $ 4,492,588                      $ 2,201,208
Add back: Goodwill amortization                           -                               -                          158,424
                                                -----------                     -----------                      -----------
Adjusted Net Income                             $ 5,813,753                     $ 4,492,588                      $ 2,359,632
                                                ===========                     ===========                      ===========

Basic Earnings per Share
Reported Net Income                                   $0.46                           $0.33                            $0.10
Add back: Goodwill amortization                           -                               -                             0.01
                                                -----------                     -----------                      -----------
Adjusted Net Income                                   $0.46                           $0.33                            $0.11
                                                ===========                     ===========                      ===========
Diluted Earnings per Share
Reported Net Income                                   $0.41                           $0.30                            $0.10
Add back: Goodwill amortization                           -                               -                             0.01
                                                -----------                     -----------                      -----------
Adjusted Net Income                                   $0.41                           $0.30                            $0.11
                                                ===========                     ===========                      ===========


Employee stock-based awards

Employee stock-based awards are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company's line of credit approximates fair value since the interest rate fluctuates periodically based on the prime rate. Terms of the stockholder loans are similar to the bank loan. Management believes that the carrying value of the Company's borrowings approximate fair value based on credit terms currently available for similar debt.

Impact of recently issued accounting standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 (FIN 46R) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46 and 46R had no impact on our financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs", which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.


Note 2 - Inventories

Inventories are summarized as follows:

                                                                      2004                     2003
                                                             ------------------------ -----------------------
                New                                                $   16,410,694           $ 16,479,825
                Used                                                    5,661,020              6,098,371
                Allowance for excess and obsolete inventory
                                                                       (1,093,000)              (447,100)
                                                             ------------------------ -----------------------

                                                                   $   20,978,714           $ 22,131,096
                                                             ======================== =======================

New inventory includes products purchased from the manufacturers plus "surplus-new" which is unused products purchased from other distributors or multiple system operators. Used inventory includes factory remanufactured, Company remanufactured and used products.

We regularly review inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. The Company recorded a charge to allow for obsolete inventory at September 30, 2004, increasing the cost of sales by $645,900. We recorded a charge to allow for obsolete inventory at September 30, 2003, increasing the cost of sales by $447,100. We wrote certain items in inventory down to their estimated market values at September 30, 2002, increasing the cost of sales by $1,442,938.

Note 3 - Line of Credit, Stockholder Notes, and Notes Payable

At September 30, 2004, a $3,225,183 balance is outstanding under a $7.0 million line of credit due September 30, 2005, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (3.84% at September 30, 2004). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company's net worth must be greater than $15.0 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $471,620 at September 30, 2004, and is included in the bank revolving line of credit.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding share of the Series A Convertible Preferred Stock at September 30, 2004. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At September 30, 2004, the fair market value of the interest rate swap approximated its carrying value of $0. Notes payable secured by real estate of $384,381 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

The aggregate maturities of notes payable and the line of credit for the five years ending September 30, 2009 are as follows:

                         2005                               $   4,462,230
                         2006                                   1,237,047
                         2007                                   1,237,047
                         2008                                   1,237,047
                         2009                                   3,237,047
                         Thereafter                               199,146
                                                            -------------
                           Total                            $  11,609,564
                                                            =============

Note 4 - Income Taxes

The provisions for income taxes consist of:

                                                              2004                    2003                    2002
                                                     ----------------------- ----------------------- -----------------------
       Current                                              $   3,685,000           $   1,901,000             $1,185,000
       Deferred                                                  (172,000)               (414,000)              (81,000)
                                                     ----------------------- ----------------------- -----------------------
                                                            $   3,513,000           $   1,487,000             $1,104,000
                                                     ======================= ======================= =======================

 The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes for the year ended September 30,:


                                                                  2004                2003                 2002
                                                      ------------------- -------------------- ---------------------
        Statutory tax rate                                          34.0%               34.0%                34.0%
        State income taxes, net of U.S.
            federal tax benefit                                      4.7                 5.0                  2.4
        Non-deductible goodwill
             amortization and other
             non-deductible expenses                                   -                   -                  1.4
        Tax credits and exclusions                                  (0.6)               (2.8)                   -
        Adjustment of deferred tax
            asset valuation allowance                                  -                (7.4)                (3.8)
        Other                                                       (0.4)               (3.9)                (0.6)
                                                      ------------------- -------------------- ---------------------
                                                                    37.7%               24.9%                33.4%
                                                      =================== =================== =====================

Deferred tax assets consist of the following at September 30:

                                                                         2004                    2003
                                                               ------------------------- ---------------------

           Net operating loss carryforwards                         $   1,316,000             $   1,417,000
           Financial basis in excess of tax basis
             of certain assets                                           (155,000)                 (131,000)
           Financial liability accruals                                   532,000                   235,000
                                                               ------------------------- ---------------------
           Net deferred tax asset                                   $   1,693,000             $   1,521,000
                                                               ========================= =====================

           Deferred tax assets are classified as:
             Current                                                $     651,000             $     367,000
             Non-Current                                                1,042,000                 1,154,000
                                                               ------------------------- ---------------------

                                                                    $   1,693,000             $   1,521,000
                                                               ========================= =====================

Utilization of ADDvantage's net operating loss carry forward of approximately $3,467,000 to reduce future taxable income is limited to an annual amount of $265,000. The NOL carryforward expires in varying amounts from 2014 to 2019.

Note 5 - Stockholders' Equity

The 1998 Incentive Stock Plan (the "Plan") provides for the award to officers, directors, key employees and consultants of stock options and restricted stock. The Plan provides that upon any issuance of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock. Under the Plan, option prices will be set by the Board of Directors and may be greater than, equal to, or less than fair market value on the grant date.

At September 30, 2004, 1,001,041 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 811,041 shares were available for future grants at September 30, 2004.

A summary of the status of the Company's stock options at September 30, 2004, 2003 and 2002 and changes during the years then ended is presented below.


                                                    2004                             2003                            2002
                                            ----------------------------------------------------------------------------------------
                                                             Wtd. Avg.                        Wtd. Avg.                Wtd. Avg.
                                               Shares        Ex. Price         Shares         Ex. Price     Shares     Ex. Price
                                            ---------------------------------------------------------------------------------------

 Outstanding, beginning of year                 179,000        $1.97           114,500          $2.07      114,500          $2.07
 Granted                                          4,000         4.40            71,500           1.81            -              -
 Exercised                                      (51,375)        2.03                 -              -            -              -
 Canceled                                          (500)        1.50            (7,000)          1.50            -              -

 Outstanding, end of year                       131,125        $2.83           179,000          $1.97      114,500          $2.07

 Exercisable, end of year                       108,500        $3.08           129,875          $2.79       46,125          $2.31

 Weighted average fair value of
     Options granted                             $4.04                           $1.55                         N/A
                                            ==============              ==============                ==============


The following table summarizes information about fixed stock options outstanding at September 30, 2004:

                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                  Number        Remaining                          Number
                                Outstanding    Contractual      Exercise         Exercisable      Exercise
       Exercise Price           At 9/30/04         Life           Price          At 9/30/04         Price
-----------------------------------------------------------------------------  --------------------------------
           $4.400                   4,000       9.5 years          $4.400            2,500           $1.900
           $1.650                   5,000       7.5 years          $1.650            5,000           $1.650
           $0.810                   5,000       6.5 years          $0.810            5,000           $0.810
           $1.500                   5,000       5.5 years          $1.500            5,000           $1.500
           $1.500                  29,625       4.5 years          $1.500           14,500           $1.500
           $3.125                  22,500       3.5 years          $3.125           22,500           $3.125
           $4.000                  50,000       3.0 years          $4.000           50,000           $4.000
                              ----------------                                 ----------------
                                  131,125                                          108,500
                              ================                                 ================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: risk-free interest rates of 2.0%; expected dividend yield of 0.0%; expected lives of 6 years; and estimated volatility of 142%.

The Series B Preferred Stock (the "Preferred Stock") has priority over the Company's common stock with respect to the payment of dividends and the distribution of assets. Cash dividends on the Preferred Stock shall be payable quarterly when and as declared by the Board of Directors. Interest accrues on unpaid dividends at the rate of 7% per annum. No dividends may be paid on any class of stock ranking junior to the Preferred Stock unless Preferred Stock dividends have been paid. Liquidation preference is equal to the stated value per share. The Preferred Stock is redeemable at any time at the option of the Board of Directors at a redemption price equal to the stated value per share. Holders of the Preferred Stock do not have any voting rights unless the Company fails to pay dividends for four consecutive dividend payment dates.

Note 6 - Related Parties

Cash used in financing activities in 2004 was primarily used to pay dividends on the Company's Series A and Series B Preferred Stock. On September 30, 2004, the Company redeemed, at the $8 million stated value, all of the Series A Preferred Stock, which was beneficially owned by David E. Chymiak and Kenneth A. Chymiak. With the redemption of the Series A Preferred Stock on September 30, 2004, dividends on the remaining Series B Preferred Stock total $840,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.

Stock Ownership
---------------
                                                              Percent of
                                     Percent of                Series B
                                        Common                 Preferred
                                        Stock                     Stock
Name of                              Beneficially              Beneficially
Beneficial Owner                          Owned                Owned (A)
----------------                          -----                ---------

David E. Chymiak                         39.0%                    50.0%

Kenneth A. Chymiak                       35.2%                    50.0%

(A) The outstanding preferred stock has an aggregate preference upon liquidation of $12,000,000.

In fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E.
Chymiak and Kenneth A. Chymiak, purchased from TULSAT Corporation on September 30, 1999, the real estate and improvements comprising the headquarters and a substantial portion of the other office and warehouse space of TULSAT Corporation for a price of $1,286,000. The price represents the appraised value of the property less the sales commission and other sales expenses that would have been incurred by TULSAT Corporation if it had sold the property to a third party in an arm's-length transaction. TULSAT Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property. This lease was renewed on October 1, 2004 and will expire on September 30, 2008.

In fiscal 2001, ADDvantage Technologies Group of Texas borrowed $150,000 on
June 26, 2001 from Chymiak Investments, L.L.C for the purchase of a building consisting of office and warehouse space at the location in Texas. The note is payable at 7.5% over 10 years and total interest paid in 2004, 2003 and 2002 was $4,898, $9,869 and $10,694, respectively. The note was repaid in April 2004.

In fiscal 2002, ADDvantage Technologies Group of Missouri completed additions at its location in Missouri and financed $342,000 from Chymiak Investments, L.L.C for a building consisting of office and warehouse space. The note is payable at 7.5% over 10 years and total interest paid in 2004, 2003 and 2002 was $11,694, $23,371 and $21,657, respectively. The note was repaid in April 2004.

Chymiak Investments Inc., which is owned by Kenneth A. Chymiak and his wife, Susan C. Chymiak, owns three other properties leased to TULSAT Corporation for five-year terms (all ending in 2008).

The Company had outstanding, unsecured stockholder loans of $800,000 at September 30, 2003. Of this amount, $650,000 was payable to revocable trusts for the benefit of Kenneth A. Chymiak and his wife and $150,000 was payable to David
E. Chymiak. The interest rate on the notes was 1.25% below the Chase Manhattan Bank Prime, which was the same rate as the Company's bank line of credit. The total interest paid on the notes was $19,134 in 2004, $30,323 in 2003 and $47,352 in 2002. These notes were repaid in August and September 2004.

 The Company leases various properties primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak. Future minimum lease payments under these leases are as follows:

                           2005                               $    480,240
                           2006                                    380,040
                           2007                                    360,000
                           2008                                    324,000
                                                              ------------
                                                              $  1,544,280
                                                              ============

Related party rental expense for the years ended September 30, 2004, 2003 and 2002 was $466,000, $461,000 and $438,000, respectively.

Note 7 - Retirement Plan

The Company sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $161,644 during the year ended September 30, 2004, $140,673 during the year ended September 30, 2003, and $111,144 during the year ended September 30, 2002.

Note 8 - Earnings per Share

                                                          Year ended          Year ended          Year Ended
                                                        September 30,       September 30,       September 30,
                                                             2004                2003                2002
                                                      ------------------- ------------------- -------------------

Net income                                            $     5,813,753     $     4,492,588     $     2,201,208
Dividends on preferred stock                                1,240,000           1,240,000           1,240,000
                                                      ------------------- ------------------- -------------------
Net income attributable to
    common shareholders - basic                             4,573,753           3,252,588             961,208
Dividends on Series A convertible
    preferred stock                                           400,000             400,000             400,000
                                                      ------------------- ------------------- -------------------
Net income attributable to common
    shareholders - diluted                            $     4,973,753     $     3,652,588     $     1,361,208
                                                      =================== =================== ===================


Weighted average shares outstanding                        10,041,197          10,007,756           9,991,716

Potentially dilutive securities
Assumed conversion of 200,000 shares of
  Series A convertible preferred stock                      2,000,000           2,000,000           2,000,000

Effect of dilutive stock options                               63,344              13,479                   -
                                                      ------------------- ------------------- -------------------

Weighted average shares outstanding -
    assuming dilution                                      12,104,541          12,021,235          11,991,716
                                                      =================== =================== ===================

Earnings per common share:
    Basic                                             $         0.46      $         0.33      $         0.10
    Diluted                                           $         0.41      $         0.30      $         0.10
                                                      =================== =================== ===================


Earnings per common share-diluted for the year ended September 30, 2002 are the same as basic earnings per share as conversion of potentially dilutive securities are anti-dilutive.

Note 9 - Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2003.


                                                                                Three months ended
                                                   ------------------ -- ------------------ -- --------------- -- ---------------
                                                      December 31            March 31             June 30          September 30
                                                   ------------------    ------------------    ---------------    ---------------
Fiscal year ended 2004
Net sales and service income                            $ 11,292,500          $ 11,654,041       $ 12,682,449       $ 11,442,339
Gross profit                                               4,447,890             4,427,620          4,830,899          4,549,788
Net income                                                 1,393,170             1,523,626          1,715,232          1,181,725
Basic earnings per common share                                 0.11                  0.12               0.14               0.09
Diluted earnings per common share                               0.10                  0.11               0.12               0.08

Fiscal year ended 2003
Net sales and service income                              $7,696,978            $8,570,726         $8,249,732         $8,810,309
Gross profit                                               3,624,056             3,696,875          3,631,845          3,302,927
Net income                                                 1,014,175             1,049,409          1,308,592          1,120,412
Basic earnings per common share                                 0.07                  0.07               0.10               0.09
Diluted earnings per common share                               0.07                  0.07               0.10               0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

During the period covered by this report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our officers, directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information in the sections entitled "Identity of Officers," "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act," respectively, of our Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2004.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled "Compensation of Directors and Executive Officers" of our Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" of our Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled "Certain Relationships and Related Transactions" of our Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled "Appointment Of Independent Auditors" of our Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      1.       The following financial statements are included in Part II,
                  Item 8 of this Form 10-K.

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets as of September 30, 2004 and 2003

                  Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002

                  Consolidated Statements of Stockholders' Equity for the years ended September 30, 2004, 2003 and 2002

                  Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

                  Notes to Consolidated Financial Statements

         2. The following financial statement Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2004, 2003 and 2002 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

         Schedule II - Valuation and Qualifying Accounts

                                                   Balance at         Charged to                                    Balance at
                                                   Beginning          Costs and                                       End
                                                   of Period          Expenses       Write-offs     Recoveries     of Period
                                                   ---------          --------       ----------     ----------     ---------
Period Ended September 30, 2004
Allowance for Doubtful Accounts                       $ 78,359        $(58,413)      $(19,968)      $ 68,085        $ 68,063
Allowance for Excess and Obsolete Inventory            447,100          645,900              -             -       1,093,000
Valuation Allowance of Deferred Tax Asset                    -                -              -             -               -

Period Ended September 30, 2003
Allowance for Doubtful Accounts                       $ 85,212         $ 83,740      $(90,593)        $    -        $ 78,359
Allowance for Excess and Obsolete Inventory                  -          447,100              -             -         447,100
Valuation Allowance of Deferred Tax Asset              443,000                -              -       443,000               -

Period Ended September 30, 2002
Allowance for Doubtful Accounts                         $    -        $ 229,975     $(144,763)        $    -        $ 85,212
Allowance for Excess and Obsolete Inventory                  -                -              -             -               -
Valuation Allowance of Deferred Tax Asset              567,000                -              -       124,000         443,000

     3. The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

     Exhibit
     -------

     3.1 Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

     3.2  Bylaws of the Company, as amended, incorporated by reference to
          Exhibit 3.2 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

     4.1 Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

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

     10.5 Revolving Credit and Term Loan Agreement dated September 30, 2004, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant ("Borrower").

     21.1 Subsidiaries incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

     23.1 Consent of Tullius Taylor Sartain & Sartain LLP.

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADDvantage Technologies Group, Inc.

Date:  December 22, 2004            By: /s/ Kenneth A. Chymiak
                                        ----------------------
                                        Kenneth A. Chymiak, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 22, 2004              /s/ David E. Chymiak
                                      --------------------
                                      David E. Chymiak, Chairman of the Board of
                                      Directors

Date:  December 22, 2004              /s/ Kenneth A. Chymiak
                                      ----------------------
                                      Kenneth A. Chymiak, President, Chief
                                      Executive Officer and Director (Principal
                                      Executive Officer and Principal Financial
                                      Officer)

Date:  December 22, 2004              /s/ Dee Cooper
                                      --------------
                                      Dee Cooper, Controller (Principal
                                      Accounting Officer)

Date:  December 22, 2004              /s/ Stephen J. Tyde
                                      -------------------
                                      Stephen J. Tyde, Director


Date:  December 22, 2004              /s/ Freddie H. Gibson
                                      ---------------------
                                      Freddie H. Gibson, Director


Date:  December 22, 2004              /s/ Henry F. McCabe
                                      -------------------
                                      Henry F. McCabe, Director

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

          3.2  Bylaws of the Company, as amended, incorporated by reference to
               Exhibit 3.2 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

          4.1 Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

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

          10.5 Revolving Credit and Term Loan Agreement dated September 30, 2004, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant ("Borrower").

          21.1 Subsidiaries incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

          23.1 Consent of Tullius Taylor Sartain & Sartain LLP.

          31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

          32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.