Form 10-K/A
period 2004-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2005-02-11
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 2004

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 1-10799

                    ADDVANTAGE TECHNOLOGIES GROUP, INC.
         (Exact name of registrant as specified in its charter)

                Oklahoma                                73-1351610
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

             1605 East Iola                               74012
         Broken Arrow, Oklahoma                         (Zip code)
(Address of principal executive offices)

               Registrant's telephone number:  (918) 251-9121

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                     -
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
         Yes      No  X
                    -----
The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $14,419,734 as of March 31, 2004.

The number of the registrant's common stock, $.01 par value per share, outstanding was 10,061,789 as of December 1, 2004.

                                 EXPLANATORY NOTE
     This Amendment No. 1 (this "Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004 that was originally filed on December 22, 2004 (the "Original Filing"), is being filed to include informat-ion incorporated by reference into Part III of Form 10-K. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing, other than to correct typographical and other immaterial errors. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and business experience of our directors is set forth below. The term of each director is one year and will expire at the Company's annual shareholders' meeting in 2005. The Company's only executive officers are David E. Chymiak and Kenneth A. Chymiak, whose positions are set forth below.

David E. Chymiak                Director since 1999

     David E. Chymiak, 59, has been the Chairman of our board since 1999. He is also the President and a director of our wholly owned subsidiary, TULSAT Corporation, which he and Kenneth A. Chymiak acquired in 1985. David E. Chymiak is the brother of Kenneth A. Chymiak, our President and Chief Executive Officer.


Kenneth A. Chymiak              Director since 1999

     Kenneth A. Chymiak, 58, has been our President and Chief Executive Officer since 1999. He has also been the Executive Vice President and a director of our wholly owned subsidiary, TULSAT Corporation, which he acquired with David
E. Chymiak in 1985, since 1985. Kenneth A. Chymiak is the brother of David E. Chymiak, our Chairman of the Board since 1999.


Freddie H. Gibson               Director since 1999

     Freddie H. Gibson, 57, has been with the Heat Transfer Equipment Company in Tulsa, Oklahoma since 1988. First as CEO, he has served since 1994 as the President with responsibilities for the financial and accounting controls, financial reporting, management of staff coordination and short and long-term planning. Previously, Mr. Gibson had been President of Interactive Computer Systems from 1980-1988. Also, he was the Controller and Systems Manager for two other companies and began his career with Arthur Andersen & Co. in their administrative services division. Mr. Gibson holds a Bachelor of Science degree in Business Administration from Oklahoma State University, graduating with honors.

Stephen J. Tyde                 Director since 1999

     Stephen J. Tyde, 58, is the founder of The Pump & Motor Works, Inc., a re-manufacturer of industrial pumps, motors, transformers and switchgear
(to 20,000 hp). After 20 years in the turbo machinery business, Mr. Tyde started The Pump & Motor Works in 1989 and developed it to a multi-million dollar operation before his divestiture in 2001. During that time, Mr. Tyde oversaw all aspects of the company and retained personal responsibility for financial planning, reporting and controls. He continues to serve on a part time basis as Vice President. Mr. Tyde is currently the sole owner and COO of P&MW Holding, Inc., an industrial real estate company. Steven J. Tyde received an undergraduate degree in Business Administration from The Ohio State University, a Masters Degree in Business Administration from George Washington University, and has studied engineering at the University of Pittsburgh.


Henry F. McCabe                 Director since 2004

     Henry F. McCabe, 82, is Chairman of the Board of McCabe Minerals Inc. in Tulsa, Oklahoma, where he has been employed since 1976. McCabe Minerals operates manufacturing and processing plants in the states of Nebraska, Kansas and Oklahoma, which provide granules for asphalt shingle manufacturers. Mr. McCabe was Co-Founder of the company in 1976 and engages in numerous other business enterprises.

Audit Committee

     The Company's Board of Directors has designated an Audit Committee, composed during 2004 of three members: Stephen J. Tyde, Freddie H. Gibson and Henry F. McCabe.

Audit Committee Financial Expert
--------------------------------

     The Securities and Exchange Commission has adopted rules pursuant to the provisions of the Sarbanes-Oxley Act requiring audit committees to include an "audit committee financial expert," defined as a person who has the following attributes:

     1) an understanding of generally accepted accounting principles and financial statements;

     2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

     3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

     4) an understanding of internal control over financial reporting; and

     5) an understanding of audit committee functions.

An individual will have to possess all of the attributes listed above to qualify as an audit committee financial expert. The Audit Committee member currently serving in this capacity is Stephen J. Tyde, an independent director.

            Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports and we are required to disclose in this proxy statement any failure to file by these dates during fiscal 2004.

     Based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to the fiscal year ended September 30, 2004, we believe that these persons have complied with all applicable filing requirements.

                               Code of Ethics

     We have adopted a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetech.com.


ITEM 11.   EXECUTIVE COMPENSATION

                        Summary Compensation Table
                           Executive Officers

The following table sets forth the compensation for our two executive officers for the periods indicated:

                Annual Compensation                      Long-Term Compensation
                -------------------                      ----------------------
                                                                        Number
                                                      Other           of Shares
                                                     Annual             Under-
                                                     Compen-            lying
Name and                        Salary   Bonus       sation            Options
Principal Position      Year    ($)(1)    ($)        ($)(2)            Granted
------------------      ----    ------   -----       ------            -------
David E. Chymiak        2004   225,000    -0-        10,837             1,000
   Chairman             2003   225,000    -0-        10,240             1,000
                        2002   225,000    -0-        10,000             1,000

Kenneth A. Chymiak      2004   225,000    -0-        10,837             1,000
  President and         2003   225,000    -0-        10,240             1,000
Chief Executive Officer 2002   225,000    -0-        10,000             1,000
        ________________
  (1) These amounts represent the salaries paid to these officers by TULSAT
      Corporation, our wholly owned subsidiary.
  (2) Other annual compensation represents, in 2004, 2003, and 2002 our contributions on behalf of each of the individuals to our 401(k) Plan.


                      Option Grants During Fiscal 2004

     The following table sets forth information regarding options granted during fiscal 2004 to named executive officers.

                                                             Potential Realizable Value at
                                                                 Assumed Annual Rate of
                     Shares       % of Total                   Stock Price Appreciation of
                     Under-    Options Granted
                 lying options to Employees in  Exercise  Expiration  Option Term(2)
Name              Granted(1)     Fiscal Year  Price($/Sh)    Date      5%       10%
----              ----------     -----------  -----------    ----      --       ---
Kenneth A. Chymiak  1,000           25.0%       $ 4.40      3/1/14   $2,767   $7,012
David E. Chymiak    1,000           25.0%       $ 4.40      3/1/14   $2,767   $7,012

(1) These options are fully vested and exercisable at date of grant.
(2) The dollar amounts under these columns represent the potential realizable value of each grant of option assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annualized rates prescribed by the Securities and Exchange
    Commission for purposes of this table and are not intended to forecast possible future appreciation, if any, of the price of the Company's Common
    Stock.


               Option Exercises and Year-End Option Value Table

     There were no stock options exercised by the named executive officers during fiscal 2004. The following table sets forth information regarding the value of unexercised stock options held by each of the named executive officers as of the year ended September 30, 2004.

                    Number of            Number of Shares of Common    Value of Unexercised In-
                     Shares             Stock Underlying Unexercised    the-Money Options at
                   Aquired on   Value   Options at September 30, 2004     September 30, 2004
Name               Exercise   Realized  Exercisable  Unexercisable    Exercisable Unexercisable
----               --------   --------  -----------  -------------    ----------- -------------
Kenneth A. Chymiak     -         -         5,000           -             $8,315          -
David E. Chymiak       -         -         5,000           -             $8,315          -


                              Compensation of Directors

     We pay our three non-employee directors $500 per quarter and $500 for each board meeting and $250 for each committee meeting or telephonic board or committee meeting the director attends. The chairman of the audit committee receives an additional $250 per quarter. In addition, directors are eligible to receive awards of options to purchase 1,000 shares of our common stock each year after the annual shareholders meeting. We reimburse all directors for out-of-pocket expenses incurred by them in connection with their service on our board and any board committee. During the fiscal year ended September 30, 2004, Henry McCabe, Fred Gibson and Steve Tyde received director's fees of $2,000, $2,750 and $3,000, respectively. All of the directors with the exception of Henry McCabe received an award of stock options to purchase 1,000 shares of common stock at an exercise price of $4.40 per share. Directors who were our employees received no additional cash compensation for their services on our board of directors.

       Compensation Committee Interlocks and Insider Participation

     During 2004, the Compensation Committee was composed of Stephen J. Tyde, Freddie H. Gibson and Henry F. McCabe, all of whom are non-employee directors of the Company. During 2004, none of the Company's executive officers served on the board of directors or on the compensation committee of any other entity who had an executive officer that served either on the Company's Board of Directors or on its Compensation Committee.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares of common stock or preferred stock beneficially owned (as of January 25, 2005) by:

  * each person known by us who beneficially owns more than 5% of any class of our voting stock;

  * each director and nominee for director;

  * each executive officer named in the Summary Compensation Table on page 10;
    and

  * our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

                           Beneficial Ownership

                                                  Number of
                           Number of              Shares of
                           Shares of              Series B
                            Common                Preferred
                            Stock       Percent     Stock      Percent
 Name and Address of     Beneficially     of     Beneficially     of
  Beneficial Owner         Owned (1)   Class(1)     Owned       Class
  ----------------         ---------   --------     -----       -----
David E. Chymiak         3,684,900 (2)  36.6%      150,000      50.0%
1605 E. Iola
Broken Arrow, OK 74012

Kenneth A. Chymiak (3)   3,301,000 (2)  32.8%      150,000      50.0%
1605 E. Iola
Broken Arrow, OK 74012

Stephen J. Tyde             22,000 (2)    *          -0-         -0-
1900 Sandwedge Place
Wilmington, NC 28405

Freddie H. Gibson            5,000 (2)    *          -0-         -0-
8008 S. Erie Avenue
Tulsa, OK 74136

Henry F. McCabe              2,000        *          -0-         -0-
7225 S. 85th E. Avenue
Tulsa, OK 74133

All Executive Officers   7,014,900 (4)  69.7%      300,000       100%
and Directors as a group
(5 persons)

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

(2) Includes 5,000 shares subject to stock options which are fully exercisable.

(3) All of the shares beneficially owned by Mr. Chymiak are held of record 45.6% by him as trustee of the Ken Chymiak Revocable Trust and 54.4% by his wife as trustee of the Susan Chymiak Revocable Trust. Mr. Chymiak disclaims beneficial ownership of the shares held by his wife.

(4) Includes 20,000 shares subject to stock options which are fully exercisable.

Equity Compensation Plan Information

     The following table summarizes information as of September 30, 2004 regarding the Company's common stock reserved for issuance under the Company's equity compensation plan.

                                                                   Number of Securities
                                                  Weighted-      Remaining Available for
                         Number of Securities to   average        Future Issuance Under
                            be Issued Upon     Exercise Price     the Plans (Excluding)
                       Exercise of Outstanding of Outstanding    Securities Reflected in
                               Options            Options              Column (a))
     Plan Category               (a)                 (b)                   (c)
     -------------             -------            -------              -----------
Equity Compensation Plans      131,125             $2.83                 811,041
  Approved by Security
  Holders
Equity Compensation Plans         -                  -                      -
  Not Approved by Security
  Holders

  TOTAL                        131,125             $2.83                 811,041



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In fiscal 2001, ADDvantage Technologies Group of Texas, a subsidiary of the Company, borrowed $150,000 on June 26, 2001 from Chymiak Investments, L.L.C for the purchase of a building consisting of office and warehouse space at the location in Texas. The note was payable at 7.5% over 10 years and total interest paid in 2004 was $4,898. The note was repaid in April 2004.

     In fiscal 2002, ADDvantage Technologies Group of Missouri completed additions at its location in Missouri and financed $342,000 from Chymiak Investments, L.L.C for a building consisting of office and warehouse space. The note is payable at 7.5% over 10 years and total interest paid in 2004 was $11,694. The note was repaid in April 2004.

     Chymiak Investments Inc., which is owned by Kenneth A. Chymiak and his wife, Susan C. Chymiak, owns three other properties leased to TULSAT Corporation for five-year terms (all ending in 2008).

     The Company had outstanding, unsecured shareholder loans of $800,000 at September 30, 2003. Of this amount, $650,000 was payable to revocable trusts for the benefit of Kenneth A. Chymiak and his wife and $150,000 was payable to

David E. Chymiak. The interest rate on the notes was 1.25% below the Chase Manhattan Bank Prime, which was the same rate as the Company's bank line of credit. The total interest paid on the notes was $19,134 in 2004. These notes were repaid in August and September 2004.


The Company leases various properties primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak as discussed above. Future minimum lease payments under these leases are as follows:

           2005                  $  480,240
           2006                     380,040
           2007                     360,000
           2008                     324,000
           ----                  ----------

                                 $1,544,280
                                 ==========

Related party rental expense for the year ended September 30, 2004 was $466,000.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     We have appointed the accounting firm of Tullius Taylor Sartain & Sartain LLP as our independent auditors to examine our financial statements for the fiscal year ending September 30, 2004. Tullius Taylor Sartain & Sartain LLP has been our independent auditor since 1994. Our Audit Committee has considered whether the provision of the tax services and other services of Tullius Taylor Sartain & Sartain LLP are compatible with maintaining their independence and have determined that they are. The Audit Committee's policy is to submit all proposed non-audit services to the Audit Committee chairman, who considers and pre-approves all engagements for audit or non-audit services rendered by our independent auditors. The Audit Committee approved 100% of such services in 2004 under its pre-approval policy. Fees paid to the firm in relation to fiscal 2004 and 2003 were as follows:


           Fee Category                  2004        2003
           ------------                  ----        ----

           Audit Fees                 $ 44,221    $ 41,750
           Audit-Related Fees            4,669       7,925
           Tax Fees                     18,259      40,190
           All Other Fees                  -           -
                                      --------------------
              Total                   $ 67,149    $ 89,865
                                      ====================


Audit Fees. Consists of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Tullius Taylor Sartain & Sartain LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." These services include consultation and review of the Company's responses to ordinary and routine inquiries by the SEC.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and representation pursuant to an examination by the Internal Revenue Service.

All Other Fees. Consists of fees for all other services other than audit services, audit-related services and tax services.




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADDvantage Technologies Group, Inc.

Date:  February 11, 2005      By: /s/ Kenneth A. Chymiak
                              --------------------------
                              Kenneth A. Chymiak, President

                             INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K/A. Those exhibits below which are incorporated by reference herein are indicated as such. If no information regarding incorporation by reference appears after an exhibit, such exhibit is filed herewith except as otherwise indicated.


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

     10.5 Revolving Credit and Term Loan Agreement dated September 30, 2004, by and between Bank of Oklahoma, N.A. ("Lender") and Registrant ("Borrower") (filed with original Form 10-K).

     21.1 Subsidiaries incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

     23.1          Consent of Tullius Taylor Sartain & Sartain LLP.

     31.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.