Form 10-Q
period 2004-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2005-02-11
CIK 874292

UNITED STATES
                      SECURITIES AND EXHCANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004, OR


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                                                   -----------    -----------
                         Commission File number 1-10799

                      ADDvantage Technologies Group, Inc.
           (Exact name of registrant as specified in its charter)

             OKLAHOMA                                        73 1351610
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

             1605 E. Iola
        Broken Arrow, Oklahoma                                     74012
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
Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2005 were 10,061,789.

           Part I - Financial Information                                Page

Financial Information:
   Item 1.   Financial Statements

      Consolidated Condensed Balance Sheets
          December 31, 2004 (Unaudited) and September 30, 2004             3

      Consolidated Condensed Statements of Income and Comprehensive
        Income (Unaudited)
          Three Months Ended December 31, 2004 and 2003                    5

      Consolidated Condensed Statements of Cash Flows (Unaudited)
          Three Months Ended December 31, 2004 and 2003                    6

      Notes to Unaudited Consolidated Condensed Financial Statements       7

   Item 2.

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10

   Item 3.

      Quantitative and Qualitative Disclosures About Market Risk          13

   Item 4.

      Controls and Procedures                                             13


           Part II - Other Information

   Item 6.   Exhibits                                                     14

   Signatures                                                             15

                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  December 31,    September 30,
                                                      2004            2004
                                                  (Unaudited)      (Audited)
                                                  ------------    -------------
Assets
Current assets:
 Cash                                             $ 1,413,398     $ 1,316,239
 Accounts receivable, net of allowance of $68,063   5,074,367       4,787,749
 Inventories, net of allowance for excess and
   obsolete inventory of $1,093,000                21,805,125      20,978,714
 Deferred income taxes                                673,000         651,000
                                                  -----------     -----------
 Total current assets                              28,965,890      27,733,702

 Property and equipment, at cost:
 Machinery and equipment                            2,141,629       2,138,798
 Land and buildings                                 1,302,527       1,302,527
 Leasehold improvements                               521,972         521,972
                                                  -----------     -----------
                                                    3,966,128       3,963,297
Less accumulated depreciation and amortization     (1,612,380)     (1,561,698)
                                                  -----------     -----------
Net property and equipment                          2,353,748       2,401,599

Other assets:
 Deferred income taxes                              1,013,725       1,042,000
 Goodwill                                           1,150,060       1,150,060
 Other assets                                          76,468          31,222
                                                  -----------     -----------
Total other assets                                  2,240,253       2,223,282
                                                  -----------     -----------
Total assets                                      $33,559,891     $32,358,583
                                                  ===========     ===========



















      See notes to unaudited consolidated condensed financial statements.

                                      3

                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   December 31,   September 30,
                                                       2004           2004
                                                   (Unaudited)     (Audited)
                                                   ------------   -------------
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                  $ 2,939,843    $ 1,758,695
 Accrued expenses                                      696,708      1,011,911
 Accrued income taxes                                  262,990        120,748
 Bank revolving line of credit                       2,409,214      3,225,183
 Notes payable - current portion                     1,237,519      1,237,047
 Dividends payable                                     210,000        210,000
                                                   -----------    -----------
Total current liabilities                            7,756,274      7,563,584

Notes payable                                        6,837,751      7,147,334
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
   $1.00 par value, at stated value:
   Series B, 7% cumulative; 300,000 shares issued
    and outstanding with a stated value of $40
    per share                                       12,000,000     12,000,000
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 10,082,889 and 10,081,789 shares
    issued and outstanding, respectively               100,829        100,818
  Paid-in capital                                   (7,282,300)    (7,285,564)
  Retained earnings                                 14,191,262     12,886,575
  Accumulated other comprehensive income:
     Unrealized gain on interest rate swap              10,239              -
                                                   ------------   -----------
                                                     19,020,030    17,701,829

 Less:  Treasury stock, 21,100 shares at cost           (54,164)      (54,164)
                                                   ------------   -----------
Total stockholders' equity                           18,965,866    17,647,665
                                                   ------------   -----------

Total liabilities and stockholders' equity          $33,559,891   $32,358,583
                                                    ===========   ===========













         See notes to unaudited consolidated condensed financial statements.

                                      4

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 (UNAUDITED)

                                                Three Months Ended December 31,
                                                      2004            2003
                                                      ----            ----
Net sales income                                  $11,117,284     $10,164,379
Net service income                                  1,143,841       1,128,121
                                                  -----------     -----------
Total income                                       12,261,125      11,292,500

Costs of sales                                      7,373,377       6,719,414
Cost of service                                       831,334         702,358
                                                  -----------     -----------
Gross profit                                        4,056,414       3,870,728
Operating, selling, general and admin expenses      1,510,542       1,571,816
Depreciation and amortization                          57,031          64,989
                                                  -----------     -----------
Income from operations                              2,488,841       2,233,923
Interest expense                                      146,154          55,753
                                                  -----------     -----------
Income before income taxes                          2,342,687       2,178,170
Provision for income taxes                            828,000         785,000
                                                  -----------     -----------

Net income                                          1,514,687       1,393,170
                                                  -----------     -----------

Other comprehensive income:
  Unrealized gain on interest rate swap
   (net of $6,275 in taxes)                            10,239               -
                                                  -----------     -----------
Comprehensive income                              $ 1,524,926     $ 1,393,170
                                                  ===========     ===========

Net income                                        $ 1,514,687     $ 1,393,170
Preferred dividends                                   210,000         310,000
                                                  -----------     -----------
Net income attributable to common stockholders    $ 1,304,687     $ 1,083,170
                                                  ===========     ===========

Earnings per share:
  Basic                                           $      0.13     $      0.11
  Diluted                                         $      0.13     $      0.10

Shares used in per share calculation
  Basic                                            10,061,756      10,011,314
  Diluted                                          10,117,873      12,080,044

















     See notes to unaudited consolidated condensed financial statements.

                                      5

                 ADDVANTAGE TECHNOLOGIES GROUP, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                      Three Months Ended
                                                         December 31,
                                                    2004              2003
                                                    ----              ----
Cash Flows from Operating Activities
Net income                                        $ 1,514,687      $ 1,393,170
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       57,031           64,989
   Deferred income tax benefit                              -          (50,000)
   Change in:
    Receivables                                      (286,618)      (1,529,452)
    Inventories                                      (826,411)         943,676
    Other assets                                      (28,732)          16,772
    Accounts payable                                1,181,148         (597,393)
    Accrued liabilities                              (172,961)         487,383
                                                  -----------      -----------
Net cash provided by operating activities           1,438,144          729,145
                                                  -----------      -----------

Cash Flows from Investing Activities
Additions to property and equipment                    (9,180)         (13,681)
                                                  -----------      -----------
Net cash used in investing activities                  (9,180)         (13,681)
                                                  -----------      -----------

Cash Flows from Financing Activities
Net change under line of credit                      (815,969)        (110,507)
Payments on stockholder loans                               -          (84,351)
Payments on notes payable                            (309,111)         (50,280)
Proceeds from stock options exercised                   3,275            8,585
Payments of preferred dividends                      (210,000)        (310,000)
                                                  -----------       ----------
Net cash used in financing activities              (1,331,805)        (546,553)
                                                  -----------       ----------

Net increase in cash                                   97,159          168,911

Cash, beginning of period                           1,316,239          496,283
                                                  -----------      -----------

Cash, end of period                                $1,413,398       $  665,194
                                                  ===========      ===========

Supplemental Cash Flow Information
  Cash paid for interest                           $  146,154       $   55,509
  Cash paid for income taxes                       $  529,947       $   16,000






      See notes to unaudited consolidated condensed financial statements.

                                      6

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2004 have been audited by independent certified public accountants. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.


Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries TULSAT Corporation, ADDvantage Technologies Group of Nebraska, (dba "Lee Enterprise"), NCS Industries, Inc. ("NCS"), ADDvantage Technologies Group of Missouri, (dba "Comtech Services"), ADDvantage Technologies Group of Texas,
(dba "Tulsat - Texas"), and Tulsat - Atlanta, LLC ("Tulsat - Atlanta") (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America in addition to being a repair center for various cable companies. The Company operates in one business segment.


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

                                                        Three months ended
                                                           December 31,
                                                       2004           2003
                                                       ----           ----
Basic EPS Computation:

Net income attributable to
 common stockholders                              $ 1,304,687     $ 1,083,170

Weighted average outstanding
 common shares                                     10,061,756      10,011,314

Earnings per Share - Basic                        $      0.13     $      0.11
                                                  ===========     ===========

Diluted EPS Computation:

Net income attributable to
 common stockholders                              $ 1,304,687     $ 1,083,170
Add:  Dividends on Series A convertible
       preferred stock                                      -         100,000
                                                  -----------     -----------
Net income attributable to common
 stockholders - Diluted                             1,304,687       1,183,170

Weighted average outstanding
 common shares                                     10,061,756      10,011,314

Potentially dilutive securities
Assumed conversion of 200,000 shares of
 Series A convertible preferred stock                       -       2,000,000
Effect of dilutive stock options                       56,117          68,730
                                                   ----------      ----------
Weighted average shares outstanding -
 assuming dilution                                 10,117,873      12,080,044

Earnings per Share - Diluted                      $      0.13     $      0.10
                                                  ===========     ===========


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At December 31, 2004, a $2,409,214 balance is outstanding under a $7.0 million line of credit due September 30, 2005, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (4.4% at December 31, 2004). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company's net worth must be greater than $15.0 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $645,149 at December 31, 2004, and is included in the bank revolving line of credit.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $7.7 million at December 31, 2004. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At December 31, 2004, the fair market value of the interest rate swap approximated its carrying value of $16,514. Notes payable secured by real estate of $375,270 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products. We also specialize in the sale of refurbished, previously-owned cable television ("CATV") equipment to CATV operators and other broadband communication companies. Within the last three years, we have become distributors for several different manufacturers of equipment and other related products. It is through our development of these relationships that that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs"). As a result, our overall sales increased for the first three months of fiscal 2005. We continue to believe that as cable companies look at expanding their services in key markets and to remain competitive during this period of economic recovery, there will be an emphasis on minimizing their costs, thus creating a higher demand for our repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended
December 31, 2004 and December 31, 2003

Net Sales. Net sales increased $969,000, or 8.6%, to $12.3 million in the first quarter of fiscal 2005, from $11.3 million for the same period in fiscal 2004, primarily due to the positive results of our marketing initiatives and distributor relationships discussed in the previous paragraph. New equipment sales were up 17.6% to $8.9 million for the current period, compared with $7.6 million for the same period of fiscal 2004. Sales of remanufactured equipment decreased by 14.8% to $2.2 million for the current period, compared with $2.6 million in the same period last year. Repair service revenues were up 1.4% to $1.14 million for the current quarter, compared with $1.13 million for the same period last year.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and
(iv) the labor and overhead directly related to these sales. Costs of sales increased to $7.4 million for the first quarter of fiscal 2005 from $6.7 million for the same period of fiscal 2004. The increase was primarily due to the increase in sales for the period. Costs of sales for new and refurbished equipment increased slightly to 66.3% of net sales income for 2005 from 66.1% of net sales income for 2004. Costs of sales for repair services increased to 72.7% of net service income for 2005 from 62.3% of net service income for 2004. This increase was due primarily to more high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit climbed $186,000 or 4.8% to $4.1 million for the first quarter of fiscal 2005 from $3.9 million for the same period in fiscal 2004. The gross margin percentage was 33.1% for the current quarter, compared to 34.3% for the same quarter last year. The percentage decrease was primarily due to an increase in sales of new and surplus equipment, which are accompanied by margins lower than that of re-manufactured equipment, and the increase in costs of sales for repair services discussed above.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses decreased by $61,000 in the first quarter of fiscal 2005, to $1.51 million from $1.57 million for the same period in 2004, a decrease of 3.9%. The decrease in operating, selling, general and administrative expenses was primarily due to decreases in maintenance and utilities expenditures during the three months ended December 31, 2004.

Income from Operations.   Income from operations rose $255,000, or 11.4%, to
$2.49 million for the first quarter of fiscal 2005 from $2.23 million for the same period last year. This increase was primarily due to increases in sales to the larger MSOs, partially offset by the increase in costs of sales in 2005.

Interest Expense. Interest expense for the three months ended December 31, 2004 was $146,154 compared to $55,753 for the same period last year. The increase was primarily attributable to the increase in notes payable at September 30, 2004. The weighted average interest rate paid on our outstanding borrowings increased to 5.3% for 2005 from 2.75% for 2004.

Income Taxes. The provision for income taxes for fiscal 2005 increased to $828,000 from $785,000 in fiscal 2004. This increase was primarily due to higher pre-tax earnings in fiscal 2005.

Critical Accounting Policies

     Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2004 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. As of September 30, 2004, we have reduced inventories by recording an allowance for excess and obsolete inventories totaling $1,093,000. No addition to this allowance was recorded during the three months ended December 31, 2004. An allowance of $201,000 was recorded during the three months ended December 31, 2003.

     Accounts Receivable Valuation
     -----------------------------

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2004, accounts receivable, net of allowance for doubtful accounts of $68,000, amounted to $5.1 million.

Liquidity and Capital Resources

     We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (4.4% at December 31, 2004.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at December 31, 2004, of $2.4 million, due September 30, 2005. We intend to renew the agreement at the maturity date under similar terms.

     An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $7.7 million at December 31, 2004. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Notes payable secured by real estate of $375,270 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

     We finance our operations primarily through internally generated funds and the bank line of credit. Monthly payments of principal for notes payable and loans used to purchase buildings total $1.2 million in the next 12 months. We expect to fund these payments through cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At December 31, 2004, the outstanding balances subject to variable interest rate fluctuations totaled $2.4 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

     The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $16,514 at December 31, 2004, will increase or decrease opposite any future changes in interest rates. All sales and purchases are denominated in U.S. dollars.

Item 4.  Controls and Procedures

     Based on his evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, subject to the following sentence, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We plan to implement increased education of relevant personnel of the timing requirements for the reports required under the Exchange Act and to adopt procedures which should result in better coordination between our personnel responsible for reporting and our securities counsel.

     During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II - OTHER INFORMATION


                               OTHER INFORMATION

Item 6.  Exhibits

               Exhibit No.     Description

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

                                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                      (Registrant)


                                                   By: /s/ Kenneth A. Chymiak
                                                   --------------------------
Date:  February 11, 2005                           Kenneth A. Chymiak,
                                                   President and Chief
                                                   Executive Officer (Principal
                                                   Executive Officer and
                                                   Principal Financial Officer)


                                                   By: /s/ Dee Cooper
                                                   --------------------------
Date:  February 11, 2005                           Dee Cooper,
                                                   Controller
                                                   (Chief Accounting Officer)

                                Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

               Exhibit No.  Description

               31.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.