Form 10-Q
period 2005-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2005-05-03
CIK 874292

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005, OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM---------------- TO ----------------

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes X   No -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes -----   No  X


Shares outstanding of the issuer's $.01 par value common stock as of April 29, 2005 were 10,070,172.

                                                                       Page
          Part I - Financial Information                               ----

Financial Information:

     Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
            March 31, 2005 (Unaudited) and September 30, 2004             3

          Consolidated Condensed Statements of Income and Comprehensive
            Income (Unaudited)
             Three Months and Six Months Ended March 31, 2005 and 2004    5

          Consolidated Condensed Statements of Cash Flows (Unaudited)
             Six Months Ended March 31, 2005 and 2004                     6

          Notes to Unaudited Consolidated Condensed Financial Statements  7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10

    Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                               15

    Item 4.    Controls and Procedures                                   15


            Part II - Other Information

    Item 4.    Submission of Matters to a Vote of Security Holders       15


    Item 6.    Exhibits                                                  16

    Signatures                                                           17

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                           March 31,       September 30,
                                             2005              2004
                                         (Unaudited)        (Audited)
                                         -----------        ---------
Assets
Current assets:
 Cash                                    $   577,551       $   1,316,239
Accounts receivable, net of allowance of
  $52,871 and $68,063                      3,857,440           4,787,749
Income taxes receivable                      291,496               -
Inventories, net of allowance for excess
  and obsolete inventory of $1,093,000    23,281,960          20,978,714
 Deferred income taxes                       756,000             651,000
                                          ----------          ----------
Total current assets                      28,764,447          27,733,702

Property and equipment, at cost:
  Machinery and equipment                  2,190,126           2,138,798
  Land and buildings                       1,302,527           1,302,527
  Leasehold improvements                     521,972             521,972
                                          ----------          ----------
                                           4,014,625           3,963,297

Less accumulated depreciation and
 amortization                             (1,670,489)         (1,561,698)
                                          ----------          ----------
Net property and equipment                 2,344,136           2,401,599

Other assets:
 Deferred income taxes                       933,000           1,042,000
 Goodwill                                  1,150,060           1,150,060
 Other assets                                227,103              31,222
                                         -----------         -----------
Total other assets                         2,310,163           2,223,282
                                         -----------         -----------
Total assets                            $ 33,418,746        $ 32,358,583
                                         ===========         ===========










     See notes to unaudited consolidated condensed financial statements.

                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                               March 31,       September 30,
                                                 2005              2004
                                             (Unaudited)        (Audited)
                                             -----------        ---------

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                           $  2,977,346      $   1,758,695
 Accrued expenses                                695,893          1,011,911
 Accrued income taxes                               -               120,748
 Bank revolving line of credit                 1,835,750          3,225,183
 Notes payable-current portion                 1,237,954          1,237,047
 Dividends payable                               210,000            210,000
                                             -----------        -----------
Total current liabilities                      6,956,943          7,563,584

Notes payable                                  6,528,035          7,147,334
Stockholders' equity:
 Preferred stock, 5,000,000 shares authorized,
  $1.00 par value, at stated value:
  Series B, 7% cumulative; 300,000 shares
  issued and outstanding with a stated value
  of $40 per share                            12,000,000         12,000,000
 Common stock, $.01 par value; 30,000,000
 shares authorized; 10,091,272 and 10,081,789
 shares issued, respectively                     100,913            100,818
 Paid-in capital                              (7,268,724)        (7,285,564)
 Retained earnings                            15,069,500         12,886,575
 Accumulated other comprehensive income:
  Unrealized gain on interest rate swap           86,243               -
                                              ----------        -----------
                                              19,987,932         17,701,829
 Less:  Treasury stock, 21,100 shares at cost    (54,164)           (54,164)
                                              ----------        -----------
Total stockholders' equity                    19,933,768         17,647,665
                                              ----------        -----------

Total liabilities and stockholders' equity  $ 33,418,746       $ 32,358,583
                                             ===========        ===========








See notes to unaudited consolidated condensed financial statements.

                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               (UNAUDITED)


                        Three Months Ended March 31, Six Months Ended March 31,
                              2005         2004          2005          2004
                          -----------  -----------   -----------   -----------
Net sales income          $ 8,681,531  $10,473,636   $19,798,815   $20,638,015
Net service income          1,213,355    1,180,405     2,357,196     2,308,526
                          -----------  -----------   -----------   -----------
Total income                9,894,886   11,654,041    22,156,011    22,946,541

Costs of sales              5,540,336    7,047,283    12,913,713    13,766,697
Cost of service               834,834      773,174     1,666,168     1,475,532
                          -----------  -----------   -----------   -----------
Gross profit                3,519,716    3,833,584     7,576,130     7,704,312
Operating, selling, general
 and administrative
 expenses                   1,587,332    1,347,243     3,097,874     2,919,059
Depreciation and
 amortization                  58,109       65,586       115,140       130,575
                          -----------  -----------   -----------   -----------
Income from operations      1,874,275    2,420,755     4,363,116     4,654,678
Interest expense              147,037       41,129       293,191        96,882
                          -----------  -----------   -----------   -----------
Income before income taxes  1,727,238    2,379,626     4,069,925     4,557,796
Provision for income taxes    639,000      856,000     1,467,000     1,641,000
                          -----------  -----------   -----------   -----------

Net income                  1,088,238    1,523,626     2,602,925     2,916,796
                          -----------  -----------   -----------   -----------

Other comprehensive income:
 Unrealized gain on interest
 rate swap (net of $46,584
 and $52,859 in taxes)         76,004        -            86,243         -
                          -----------  -----------   -----------   -----------
Comprehensive income        1,164,242    1,523,626     2,689,168     2,916,796
                          ===========  ===========   ===========   ===========


Net income                  1,088,238    1,523,626     2,602,925     2,916,796
Preferred dividends           210,000      310,000       420,000       620,000
                          -----------  -----------   -----------   -----------
Net income attributable
 to common stockholders   $   878,238  $ 1,213,626   $ 2,182,925   $ 2,296,796
                          ===========  ===========   ===========   ===========

Earnings per share:
 Basic                    $      0.09  $      0.12   $      0.22   $      0.23
 Diluted                  $      0.09  $      0.11   $      0.22   $      0.21

Shares used in per share calculation
 Basic                     10,065,128   10,035,613    10,063,441    10,023,463
 Diluted                   10,117,578   12,107,469    10,117,972    12,095,451



See notes to unaudited consolidated condensed financial statements.

                         ADDVANTAGE TECHNOLOGIES GROUP, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                Six Months Ended March 31,
                                                   2005           2004
                                                ----------    -----------

Cash Flows from Operating Activities
Net income                                      $2,602,925    $ 2,916,796
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                    115,140        130,575
  Deferred income tax benefit                      (48,859)       (95,000)
  Change in:
   Receivables                                     638,813     (1,725,635)
   Inventories                                  (2,303,246)     1,259,829
   Other assets                                    (56,779)         9,678
   Accounts payable                              1,218,651        885,278
   Accrued liabilities                            (436,766)        12,036
                                                ----------     ----------
Net cash provided by operating activities        1,729,879      3,393,557
                                                ----------     ----------

Cash Flows from Investing Activities
Additions to property and equipment                (57,677)       (24,700)
Disposals of property and equipment                   -            24,412
                                                ----------     ----------
Net cash used in investing activities              (57,677)          (288)
                                                ----------     ----------

Cash Flows from Financing Activities
Net change under line of credit                 (1,389,433)    (1,521,224)
Payments on stockholder loans                         -          (168,877)
Payments on notes payable                         (618,392)      (100,687)
Proceeds from stock options exercised               16,935         65,309
Payments of preferred dividends                   (420,000)      (620,000)
                                                ----------     ----------
Net cash used in financing activities           (2,410,890)    (2,345,479)
                                                ----------     ----------
Net (decrease) increase in cash                   (738,688)     1,047,790

Cash, beginning of period                        1,316,239        496,283
                                                ----------     ----------

Cash, end of period                             $  577,551     $1,544,073
                                                ==========     ==========

Supplemental Cash Flow Information
 Cash paid for interest                         $  293,191     $  104,924
 Cash paid for income taxes                     $1,930,972     $1,723,808



See notes to unaudited consolidated condensed financial statements.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2004 have been audited by an independent registered public accounting firm. It is suggest-ed that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.


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

                       Three Months Ended March 31,  Six Months Ended March 31,
                            2005           2004          2005          2004
                         -----------  -----------     -----------   ----------

Basic EPS Computation:

Net income attributable
 to common stockholders   $  878,238  $ 1,213,626     $ 2,182,925   $ 2,296,796

Weighted average outstanding
 common shares            10,065,128   10,035,613      10,063,441    10,023,463

Earnings per Share-Basic    $   0.09  $      0.12     $      0.22   $      0.23
                          ==========  ===========     ===========   ===========

Diluted EPS Computation:

Net income attributable
 to common stockholders  $   878,238  $ 1,213,626     $ 2,182,925   $ 2,296,796
Add:  Dividends on Series
 A convertible preferred
 stock                           -        100,000           -           200,000
                         -----------  -----------     -----------   -----------
Net income attributable
 to common stockholders -
 Diluted                 $   878,238  $ 1,313,626     $ 2,182,925   $ 2,496,796


Weighted average outstanding
 common shares            10,065,128   10,035,613      10,063,441    10,023,463

Potentially dilutive securities
-------------------------------
Assumed conversion of 200,000
 shares of Series A convertible
 preferred stock                -       2,000,000           -         2,000,000

Effect of dilutive stock
 options                      52,450       71,856          54,531        71,988
                         -----------   ----------      ----------   -----------
Weighted average shares
 outstanding - assuming
 dilution                 10,117,578   12,107,469      10,117,972    12,095,451

Earnings per Share
 - Diluted                $     0.09   $     0.11      $     0.22    $     0.21
                          ==========   ==========      ==========    ==========

Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At March 31, 2005, a $1,835,750 balance is outstanding under a $7 million line of credit due September 30, 2005, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (4.9% at March 31, 2005). Borrowings under the line of credit are limited to the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company's net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $540,679 at March 31, 2005, and is included in the bank revolving line of credit.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $7.4 million at March 31, 2005. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the company's risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At March 31, 2005, the fair market value of the interest rate swap approximated its carrying value of $139,102. Notes payable secured by real estate of $365,989 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and March 31, 2004

Net Sales. Net sales decreased $1.76 million, or 15.1%, to $9.9 million in the second quarter of fiscal 2005, from $11.7 million for the same period in fiscal 2004, primarily due to weather and the timing of orders. Heavier than normal snowfall in the U.S. Northeast and excessive rainfall in the western parts of the country contributed to a decline or postponement of equipment orders.
Also, several pending orders were awaiting the outcome of the customer's obtainment of financing arrangements. New equipment sales were down 20.8% to $6.7 million for the current period, compared with $8.4 million for the same period of fiscal 2004. Sales of remanufactured equipment decreased by 2.4% to $2.0 million for the current period, compared with $2.1 million in the same period last year. Repair service revenues were up 2.8% to $1.21 million for the current quarter, compared with $1.18 million for the same period last year.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and
(iv) the labor and overhead directly related to these sales. Costs of sales decreased to $5.5 million for the second quarter of fiscal 2005 from $7.0 million for the same period of fiscal 2004. The decrease was primarily due to the decrease in sales for the period. Costs of sales for new and refurbished equipment decreased to 63.8% of net sales income for 2005 from 67.3% of net sales income for 2004. This decrease was primarily due to the allowance for obsolete inventory recorded during 2004. Costs of sales for repair services increased to 68.8% of net service income for 2005 from 65.5% of net service income for 2004. This increase was due primarily to more high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit decreased $314,000, or 8.2%, to $3.5 million for the second quarter of fiscal 2005 from $3.8 million for the same period in fiscal 2004. The gross margin percentage was 35.6% for the current quarter, compared to 32.9% for the same quarter last year. The percentage increase was primarily due to a decrease in sales of new and surplus equipment, which are accompanied by margins lower than that of re-manufactured equipment and repairs, and the allowance for obsolete inventory recorded during 2004 discussed above.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $240,000 in the second quarter of fiscal 2005, to $1.59 million from $1.35 million for the same period in 2004, an increase of 17.8%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the recovery in fiscal 2004 of a bad debt previously written off.

Income from Operations. Income from operations decreased $546,000, or 22.6%, to $1.87 million for the second quarter of fiscal 2005 from $2.42 million for the same period last year. This decrease was primarily due to the decrease in sales of new equipment and the increase in operating, selling, general and administrative expenses, partially offset by the decrease in costs of sales in 2005.

Interest Expense. Interest expense for the three months ended March 31, 2005 was $147,037 compared to $41,129 for the same period last year. The increase was primarily attributable to the increase in notes payable at September 30, 2004. The weighted average interest rate paid on our outstanding borrowings increased to 5.9% for 2005 from 2.75% for 2004.

Income Taxes. The provision for income taxes for fiscal 2005 decreased to $639,000 from $856,000 in fiscal 2004. This decrease was primarily due to lower pre-tax earnings in fiscal 2005.

Comparison of Results of Operations for the Six Months Ended March 31, 2005 and March 31, 2004

Net Sales. Net sales decreased $791,000, or 3.4%, to $22.2 million for the six months ended March 31, 2005, from $22.9 million for the same period in fiscal 2004, primarily due to weather and the timing of orders in the second quarter. Heavier than normal snowfall in the U.S. Northeast and excessive rainfall in the western parts of the country contributed to a decline or postponement of equipment orders. Also, several pending orders were awaiting the outcome of the customer's obtainment of financing arrangements. New equipment sales were down 2.5% to $15.6 million for the current period, compared with $16.0 million for the same period of fiscal 2004. Sales of remanufactured equipment decreased by 9.3% to $4.2 million for the current period, compared with $4.7 million in the same period last year. Repair service revenues were up 2.1% to $2.36 million for the current period, compared with $2.31 million for the same period last year.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and
(iv) the labor and overhead directly related to these sales. Costs of sales decreased to $12.9 million for the six months ended March 31, 2005 from $13.8 million for the same period of fiscal 2004. The decrease was primarily due to the decrease in sales for the period. Costs of sales for new and refurbished equipment decreased to 65.2% of net sales income for 2005 from 66.7% of net sales income for 2004. This decrease was primarily due to the allowance for obsolete inventory recorded during 2004. Costs of sales for repair services increased to 70.7% of net service income for 2005 from 63.9% of net service income for 2004. This increase was due primarily to more high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit decreased $128,000, or 1.7%, to $7.6 million for the six months ended March 31, 2005 from $7.7 million for the same period in fiscal 2004. The gross margin percentage was 34.2% for the current period, compared to 33.6% for the same period last year. The percentage increase was primarily due to a decrease in sales of new and surplus equipment, which are accompanied by margins lower than that of re-manufactured equipment and repairs, and the allowance for obsolete inventory recorded during 2004 discussed above.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $179,000 for the six months ended March 31, 2005, to $3.1 million from $2.9 million for the same period in 2004, an increase of 6.1%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the recovery in fiscal 2004 of a bad debt previously written off.

Income from Operations.   Income from operations decreased $292,000, or 6.3%,
to $4.4 million for the six months ended March 31, 2005 from $4.7 million for the same period last year. This decrease was primarily due to the decrease in sales of new and refurbished equipment and the increase in operating, selling, general and administrative expenses, partially offset by the decrease in costs of sales in 2005.

Interest Expense. Interest expense for the six months ended March 31, 2005 was $293,191 compared to $96,882 for the same period last year. The increase was primarily attributable to the increase in notes payable at September 30, 2004. The weighted average interest rate paid on our outstanding borrowings increased to 5.5% for 2005 from 2.75% for 2004.

Income Taxes. The provision for income taxes for fiscal 2005 decreased to $1.47 million from $1.64 million in fiscal 2004. This decrease was primarily due to lower pre-tax earnings in fiscal 2005.

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

     In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. As of September 30, 2004, we have reduced inventories by recording an allowance for excess and obsolete inventories totaling $1,093,000. No addition to this allowance was recorded during the six months ended March 31, 2005. An allowance of $413,000 was recorded during the six months ended March 31, 2004.

     Accounts Receivable Valuation
     -----------------------------

     Management judgments and estimates are made in connection with establish-ing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2005, accounts receivable, net of allowance for doubtful accounts of $53,000, amounted to $3.9 million.

Liquidity and Capital Resources

     We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (4.9% at March 31, 2005.) This line of credit will provide the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2005, of $1.8 million, due

September 30, 2005. We intend to renew the agreement at the maturity date under similar terms.

     Cash decreased $739,000 during the first six months of fiscal 2005. During the first six month of fiscal 2005, operating activities provided $1,730,000 of cash. Net earnings adjusted for noncash items provided $2,669,000 of cash, and changes in receiveables provided $639,000 of cash. Changes in inventories, accounts payable, accrued liabilities and other assets used $1,578,000 of cash. Cash used by investing activities was $58,000 for property and equipment expenditures. Financing activities used $1,390,000 to pay down the line of credit, $618,000 for payments on notes payable, and $420,000 for payments of preferred dividends, while $17,000 of cash was provided from the exercise of stock options.

     An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $7.4 million at March 31, 2005. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Notes payable secured by real estate of $365,989 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At March 31, 2005, the outstanding balances subject to variable interest rate fluctuations totaled $1.8 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

     The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $139,102 at March 31, 2005, will increase or decrease opposite any future changes in interest rates. All sales and purchases are denominated in U.S. dollars.

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

     During the period covered by this report on Form 10-Q, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                          PART II-OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Corporate Offices of ADDvantage Technologies Group, Inc. on March 8, 2005. At the meeting, the following directors were elected for one year terms (with the votes as indicated).

                                             FOR          WITHHELD
                                             ---          --------
                  Kenneth A. Chymiak     9,758,806          396
                  David E. Chymiak       9,758,806          396
                  Stephen J. Tyde        9,758,806          396
                  Freddie H. Gibson      9,754,466        4,736
                  Henry F. McCabe        9,754,466        4,736

     The shareholders also approved the appointment of Tullius, Taylor, Sartain & Sartain as the Company's auditors for the 2005 fiscal year with 9,758,231 votes FOR, 471 votes AGAINST, and 500 votes ABSTAINING.

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


                                           ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                     (Registrant)


                                                /s/ Kenneth A. Chymiak
                                                -------------------------------
Date:  May 3, 2005                              Kenneth A. Chymiak,
                                                President and Chief Executive
                                                Officer (Principal Executive
                                                Officer and Principal Financial
                                                Officer)


                                                /s/ Dee Cooper
                                                -------------------------------
Date:  May 3, 2005                              Dee Cooper,
                                                Controller
                                                (Chief Accounting Officer)

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