Form 10-Q
period 2005-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2005-07-29
CIK 874292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005, OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM------------------- TO ----------------

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

                                  (918) 251-9121
               (Registrants telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.         Yes    X       No ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes -----    No     X

Shares outstanding of the issuer's $.01 par value common stock as of July 27, 2005 were 10,070,172.

                                                                         Page
                       Part I - Financial Information

Financial Information:

     Item 1.    Financial Statements

                Consolidated Balance Sheets
                 June 30, 2005 (Unaudited) and September 30, 2004             3

                Consolidated Statements of Income and Comprehensive Income (Unaudited)

                Three Months and Nine Months Ended June 30, 2005 and 2004     5

                Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended June 30, 2005 and 2004                     6

                Notes to Unaudited Consolidated Financial Statements          7

     Item 2.    Managements Discussion and Analysis of Financial
                Condition and Results of Operations                          10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk   14


     Item 4.    Controls and Procedures                                      15


                   Part II - Other Information


     Item 6.    Exhibits                                                     15

     Signatures                                                              16

                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                  June 30,     September 30,
                                                    2005           2004
                                                  --------     -------------
Assets
Current assets:
   Cash                                        $   601,756     $ 1,316,239
   Accounts receivable, net of allowance of
    $72,398 and $68,063                          5,311,040       4,787,749
   Inventories, net of allowance for excess and
    obsolete inventory of $1,093,000            22,750,879      20,978,714
   Deferred income taxes                           782,000         651,000
                                               -----------     -----------
Total current assets                            29,445,675      27,733,702

Property and equipment, at cost:
   Machinery and equipment                       2,226,248       2,138,798
   Land and buildings                            1,356,459       1,302,527
   Leasehold improvements                          525,006         521,972
                                               -----------     -----------
                                                 4,107,713       3,963,297
Less accumulated depreciation and amortization  (1,730,014)     (1,561,698)
                                               -----------     -----------
Net property and equipment                       2,377,699       2,401,599

Other assets:
   Deferred income taxes                           917,000       1,042,000
   Goodwill                                      1,150,060       1,150,060
   Other assets                                    128,333          31,222
                                               -----------     -----------
Total other assets                               2,195,393       2,223,282
                                               -----------     -----------

Total assets                                   $34,018,767     $32,358,583

                                               ===========     ===========



           See notes to unaudited consolidated financial statements.

                        ADDVANTAGE TECHNOLOGIES GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                             June 30,        September 30,
                                               2005              2004
                                           ------------      -------------
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                         $ 2,258,511        $ 1,758,695
  Accrued expenses                             823,758          1,011,911
  Accrued income taxes                         238,479            120,748
  Bank revolving line of credit              1,897,064          3,225,183
  Notes payable - current portion            1,238,510          1,237,047
  Dividends payable                            210,000            210,000
                                           -----------        -----------
Total current liabilities                    6,666,322          7,563,584

Notes payable                                6,218,185          7,147,334
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
   $1.00 par value, at stated value:
    Series B, 7% cumulative; 300,000 shares issued and
     outstanding with a stated value of
     $40 per share                          12,000,000         12,000,000
 Common stock, $.01 par value; 30,000,000 shares authorized;
   10,091,272 and 10,081,789 shares issued,
    respectively                               100,913            100,818
    Paid-in capital                         (7,268,724)        (7,285,564)
    Retained earnings                       16,305,926         12,886,575
    Accumulated other comprehensive income:
     Unrealized gain on interest rate swap      50,309                -
                                           ------------        -----------
                                            21,188,424          17,701,829

Less:  Treasury stock, 21,100 shares at cost   (54,164)            (54,164)
                                           ------------        -----------
Total stockholders' equity                  21,134,260          17,647,665
                                           ------------        -----------

Total liabilities and stockholders' equity $34,018,767         $32,358,583



          See notes to unaudited consolidated financial statements.

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                (UNAUDITED)


                       Three Months Ended June 30,   Nine Months Ended June 30,
                           2005          2004           2005         2004
                       -----------   -----------    -----------   -----------
Net sales income       $11,129,027   $11,459,409    $30,927,842   $32,097,424
Net service income         964,864     1,223,040      3,322,060     3,531,566
                       -----------   -----------    -----------   -----------
                        12,093,891    12,682,449     34,249,902    35,628,990

Costs of sales           7,246,552     7,513,326     20,160,265    21,280,023
Cost of service            588,752       839,495      2,254,920     2,315,027
                       -----------   -----------    -----------   -----------
Gross profit             4,258,587     4,329,628     11,834,717    12,033,940
Operating, selling, general and
 administrative expenses 1,636,968     1,652,403      4,734,842     4,571,462
Depreciation and amortization
                            59,526        70,589        174,666       201,164
                       -----------   -----------    -----------   -----------
Income from operations   2,562,093     2,606,636      6,925,209     7,261,314
Interest expense           145,667        37,404        438,858       134,286
                       -----------   -----------    -----------   -----------
Income before income
 taxes                   2,416,426     2,569,232      6,486,351     7,127,028
Provision for income
 taxes                     970,000       854,000      2,437,000     2,495,000
                       -----------   -----------    -----------   -----------

Net income               1,446,426     1,715,232      4,049,351     4,632,028
                       -----------   -----------    -----------   -----------

Other comprehensive income:
 Unrealized (loss) gain on interest
  rate swap (net of ($22,025) and
  $30,834 in taxes)        (35,934)          -           50,309           -
                       -----------   -----------    -----------   -----------
Comprehensive Income    $1,410,492    $1,715,232     $4,099,660    $4,632,028
                       ===========   ===========    ===========   ===========

Net income              $1,446,426    $1,715,232     $4,049,351    $4,632,028
Preferred dividends        210,000       310,000        630,000       930,000
                       -----------   -----------    -----------   -----------
Net income attributable
 to common stockholders $1,236,426    $1,405,232     $3,419,351    $3,702,028
                       ===========   ===========    ===========   ===========

Earnings per share:
 Basic                  $     0.12    $     0.14     $     0.34    $     0.37
 Diluted                $     0.12    $     0.12     $     0.34    $     0.33

Shares used in per share calculation
 Basic                  10,070,172    10,057,172     10,065,685    10,034,700
 Diluted                10,097,155    12,130,854     10,109,744    12,114,433



           See notes to unaudited consolidated financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Nine Months Ended June 30,
                                                   2005            2004
                                                 -----------   ------------
Cash Flows from Operating Activities
Net income                                       $ 4,049,351   $ 4,632,028
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                      174,666       201,164
  Loss on disposal of property and equipment             -          24,412
  Deferred income tax benefit                        (36,834)     (234,000)
  Change in:
   Receivables                                      (523,291)   (2,263,651)
   Inventories                                    (1,772,165)      830,285
   Other assets                                      (15,968)       14,352
   Accounts payable                                  499,816       469,275
   Accrued liabilities                               (70,422)      190,124
                                                 ------------  ------------
   Net cash provided by operating activities       2,305,153     3,863,989
                                                 ------------  ------------

Cash Flows from Investing Activities
Additions to property and equipment                 (150,766)      (70,147)
                                                 ------------  ------------
Net cash used in investing activities
               (150,766)      (70,147)

Cash Flows from Financing Activities
Net change under line of credit                   (1,328,119)   (1,684,903)
Payments on stockholder notes                            -        (648,644)
Payments on notes payable                           (927,686)     (109,494)
Proceeds from stock options exercised                 16,935        97,597
Payments of preferred dividends                     (630,000)     (930,000)
                                                 ------------  ------------
Net cash used in financing activities             (2,868,870)   (3,275,444)
                                                 ------------  ------------

Net (decrease) increase in cash                     (714,483)      518,398

Cash, beginning of period                          1,316,239       496,283

                                                 ------------  ------------
Cash, end of period                              $   601,756   $ 1,014,681
                                                 ============  ============


Supplemental Cash Flow Information
 Cash paid for interest                          $   438,858   $   142,328
 Cash paid for income taxes                      $ 2,358,972   $ 2,682,170



         See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2004 have been audited by an independent registered public accounting firm. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.


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

                         Three Months Ended June 30, Nine Months Ended June 30,
                             2005          2004          2005          2004
                         ------------  -----------   ------------  -----------

Basic EPS Computation:

Net income attributable to
 common stockholders      $ 1,236,426  $ 1,405,232   $ 3,419,351   $ 3,702,028

Weighted average outstanding
 common shares             10,070,172   10,057,172    10,065,685    10,034,700

Earnings per Share - Basic$      0.12  $      0.14   $      0.34   $      0.37
                          ===========  ===========   ===========   ===========


Diluted EPS Computation:
Net income attributable to
 common stockholders      $ 1,236,426  $ 1,405,232   $ 3,419,351   $ 3,702,028
Add:  Dividends on Series A
convertible preferred stock       -        100,000           -         300,000
                          -----------  -----------   -----------   -----------

Net income attributable to common
 stockholders - Diluted   $ 1,236,426  $ 1,505,232   $ 3,419,351   $ 4,002,028

Weighted average outstanding
 common shares             10,070,172   10,057,172    10,065,685    10,034,700

Potentially dilutive securities
-------------------------------
Assumed conversion of 200,000 shares
 of Series A convertible
 preferred stock                  -      2,000,000           -       2,000,000
Effect of dilutive stock
 options                       26,983       73,682        44,059        79,733
                          -----------   ----------   -----------   -----------
Weighted average shares
 outstanding
- assuming dilution        10,097,155   12,130,854    10,109,744    12,114,433

Earnings per Share-Diluted$      0.12  $      0.12   $      0.34   $      0.33
                          ===========  ===========   ===========   ===========


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At June 30, 2005, a $1,897,064 balance is outstanding under a $7 million line of credit due September 30, 2005, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (5.3% at June 30, 2005). Borrowings under the line of credit are limited to the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company's net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $398,949 at June 30, 2005, and is included in the bank revolving line of credit.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $7.1 million at June 30, 2005. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company's risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At June 30, 2005, the fair market value of the interest rate swap approximated its carrying value of $81,143. Notes payable secured by real estate of $356,695 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and June 30, 2004

Net Sales. Net sales decreased $589,000, or 4.6%, to $12.1 million in the third quarter of fiscal 2005, from $12.7 million for the same period in fiscal 2004. Sales of new equipment increased 1.1% to $9.0 million for the current period, compared with $8.9 million for the same period of fiscal 2004. Sales of remanufactured equipment decreased by 17.0% to $2.1 million for the current period, compared with $2.5 million in the same period last year. This quarter continues the trend of a changing product mix whereby remanufactured equipment sales are progressively being replaced with sales of new equipment. Repair service revenues decreased 21.1% to $965,000 for the current quarter, compared with $1.2 million for the same period last year. The decrease in repair service revenues is reflective of many MSOs electing to upgrade equipment with newer technology instead of repairing existing equipment in response to improving economic conditions and increased competition with other forms of broadband and transmission providers.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and
(iv) the labor and overhead directly related to these sales. Costs of sales decreased to $7.2 million for the third quarter of fiscal 2005 from $7.5 million for the same period of fiscal 2004. The decrease was primarily due to the decrease in sales for the period. Costs of sales for new and refurbished equipment decreased to 65.1% of net sales income for 2005 from 65.6% of net sales income for 2004. This decrease was primarily due to the allowance for obsolete inventory recorded during 2004. Costs of sales for repair services decreased to 61.0% of net service income for 2005 from 68.6% of net service income for 2004.

Gross Profit. Gross profit decreased $71,000, or 1.6%, to $4.26 million for the third quarter of fiscal 2005 from $4.33 million for the same period in fiscal 2004. The gross margin percentage was 35.2% for the current quarter, compared to 34.1% for the same quarter last year. The percentage increase was primarily due to the allowance for obsolete inventory recorded during 2004 discussed above.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses decreased by approximately $15,000 in the third quarter of fiscal 2005, to $1.64 million from $1.65 million for the same period in 2004, a decrease of 0.9%.


Income from Operations.   Income from operations decreased approximately
$45,000, or 1.7%, to $2.56 million for the third quarter of fiscal 2005 from $2.61 million for the same period last year. This decrease was primarily due to the decrease in sales of refurbished equipment and repairs offset by the decrease in costs of sales in 2005.

Interest Expense. Interest expense for the three months ended June 30, 2005 was $145,667 compared to $37,404 for the same period last year. The increase was primarily attributable to the increase in notes payable at September 30, 2004. The weighted average interest rate paid on our outstanding borrowings increased to 6.1% for 2005 from 2.75% for 2004.

Income Taxes. The provision for income taxes for fiscal 2005 increased to $970,000 from $854,000 in fiscal 2004. This increase was primarily due to an increase in the company's effective tax rate.

Comparison of Results of Operations for the Nine Months Ended June 30, 2005 and
-------------------------------------------------------------------------------
June 30, 2004
-------------

Net Sales. Net sales decreased $1.4 million, or 3.9%, to $34.2 million for the nine months ended June 30, 2005, from $35.6 million for the same period in fiscal 2004, primarily due to weather in the second quarter. Heavier than normal snowfall in the U.S. Northeast and excessive rainfall in the western parts of the country contributed to a decline of equipment orders during the second quarter of 2005. New equipment sales were down 1.2% to $24.6 million for the current period, compared with $24.9 million for the same period of fiscal 2004. Sales of remanufactured equipment decreased by 12.0% to $6.3 million for the current period, compared with $7.2 million in the same period last year. Repair service revenues were down 5.9% to $3.3 million for the current period, compared with $3.5 million for the same period last year.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and
(iv) the labor and overhead directly related to these sales. Costs of sales decreased to $22.4 million for the nine months ended June 30, 2005 from $23.6 million for the same period of fiscal 2004. The decrease was primarily due to the decrease in sales for the period. Costs of sales for new and refurbished equipment decreased to 65.2% of net sales income for 2005 from 66.3% of net sales income for 2004. This decrease was primarily due to the allowance for obsolete inventory recorded during 2004. Costs of sales for repair services increased to 67.9% of net service income for 2005 from 65.6% of net service income for 2004. This increase was due primarily to more high-end hybrid and fiber optic equipment being repaired, which involves a higher relative cost of material.

Gross Profit. Gross profit decreased $199,000, or 1.7%, to $11.8 million for the nine months ended June 30, 2005 from $12.0 million for the same period in fiscal 2004. The gross margin percentage was 34.6% for the current period, compared to 33.8% for the same period last year. The percentage increase was primarily due to the allowance for obsolete inventory recorded during 2004 discussed above.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $163,000 for the nine months ended June 30, 2005, to $4.7 million from $4.6 million for the same period in 2004, an increase of 3.6%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salaries and wages and the recovery in fiscal 2004 of a bad debt previously written off.

Income from Operations.   Income from operations decreased $336,000, or 4.6%,
to $6.9 million for the nine months ended June 30, 2005 from $7.3 million for the same period last year. This decrease was primarily due to the decrease in sales and the increase in operating, selling, general and administrative expenses, offset by the decrease in costs of sales in 2005.

Interest Expense. Interest expense for the nine months ended June 30, 2005 was $438,858 compared to $134,286 for the same period last year. The increase was primarily attributable to the increase in notes payable at September 30, 2004. The weighted average interest rate paid on our outstanding borrowings increased to 5.6% for 2005 from 2.75% for 2004.

Income Taxes. The provision for income taxes for fiscal 2005 decreased to $2.4 million from $2.5 million in fiscal 2004. This decrease was primarily due to lower pre-tax earnings in fiscal 2005.

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

      In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand
Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. As of September 30, 2004, we have reduced inventories by recording an allowance for excess and obsolete inventories totaling $1,093,000. No addition to this allowance was recorded during the nine months ended June 30, 2005. An allowance of $656,000 was recorded during the nine months ended June 30, 2004

      Accounts Receivable Valuation
      -----------------------------

      Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2005, accounts receivable, net of allowance for doubtful accounts of approximately $72,000, amounted to $5.3 million.


Liquidity and Capital Resources

      We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (5.3% at June 30, 2005.) This line of credit will provide the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at June 30, 2005, of $1.9 million, due September 30, 2005. We intend to renew the agreement at the maturity date under similar terms.

     Cash decreased approximately $714,000 during the first nine months of fiscal 2005. During the first nine months of fiscal 2005, operating activities provided approximately $2,305,000 of cash. Non-cash items included in net income provided approximately $138,000 of cash, and changes in receivables used approximately $523,000 of cash. Changes in inventories, accounts payable, accrued liabilities and other assets used approximately $1,359,000 of cash.
 Cash used by investing activities was approximately $151,000 for property and equipment expenditures. Financing activities used approximately $1,328,000 to pay down the line of credit, approximately $928,000 for payments on notes payable, and $630,000 for payments of preferred dividends, while approximately $17,000 of cash was provided from the exercise of stock options.

     An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $7.1 million at June 30, 2005. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Notes payable secured by real estate of $356,695 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At June 30, 2005, the outstanding balances subject to variable interest rate fluctuations totaled $1.9 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

     The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $81,143 at June 30, 2005, will increase or decrease opposite any future changes in interest rates. All sales and purchases are denominated in U.S. dollars.

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


                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                    (Registrant)


                                               ------------------------------
Date:  July 29, 2005                           Kenneth A. Chymiak,
                                               President and Chief Executive
                                               Officer
                                              (Principal Executive Officer and
                                               Principal Financial Officer)


                                               ------------------------------
Date:  July 29, 2005                           Dee Cooper,
                                               Controller
                                              (Chief Accounting Officer)

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