Form 10-K
period 2005-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2005-12-28
CIK 874292

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10799

ADDVANTAGE TECHNOLOGIES GROUP, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1605 East Iola Broken Arrow, Oklahoma	74012
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121

Securities registered under Section 12(b) of the Act:

Common Stock, $.01 par value

Securities registered under Section 12(g) of the Act: None

Name of each exchange on which registered: American Stock Exchange.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes	No X

The aggregate market value of the shares of common stock, par value $.01 per share, held by non-affiliates of the issuer was $11,939,468 as of March 31, 2005.

The number of the registrant’s common stock, $.01 par value per share, outstanding was 10,096,747 as of December 20, 2005.

Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2006 annual meeting of shareholders is incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s most recent fiscal year.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

FORM 10-K

YEAR ENDED SEPTEMBER 30, 2005

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters. The words “estimates,” “projects,” “intends,” “expects,” “anticipates,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. These and other statements which are not historical facts are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are subject to a number of risks, uncertainties and developments beyond the control or foresight of the Company, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in the forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described herein and in other documents we file from time to time with the Securities and Exchange Commission.

BACKGROUND

We are a supplier of a comprehensive line of electronics and hardware for the cable television (“CATV”) industry (both franchise and non-franchise, or private cable). Our products are used to acquire, distribute and protect the broad range of communications signals carried on fiber optic, coaxial cable and wireless distribution systems. These products are sold to customers providing an array of communications services including television, high-speed data (internet) and telephony, to single family dwellings, apartments and institutions such as hospitals, prisons, universities, schools, cruise boats and others.

Tulsat Corporation (“Tulsat”), one of our subsidiaries, is an exclusive Scientific-Atlanta Master Distributor for certain legacy products and distributes most of Scientific-Atlanta’s other products. Tulsat has been designated an authorized third party Scientific-Atlanta repair center for selected products. Another subsidiary, NCS Industries (“NCS”), is a leading distributor of Motorola broadband products. Other subsidiaries distribute Standard, Corning-Gilbert, Blonder-Tongue, RL Drake, Quintech, Terayon Communication Systems, and Videotek products. We continue to upgrade our products to stay in the forefront of the communications broadband technology revolution.

We continue to expand our core product lines (headend and distribution) to maintain the ability to provide electronics equipment needed to build smaller cable systems and much of the equipment needed in larger systems for the most efficient operation and highest profitability in high density areas.

We also continue to purchase surplus equipment from cable operators and others that become available as a result of upgrades in their systems or overstocks in their warehouses. We maintain one of the industry’s largest inventories of new and refurbished equipment, allowing us to provide products within a short period of time. Each of our six locations operates service centers specializing in Motorola, Magnavox, Scientific-Atlanta and Alpha Power Supplies repairs.

We continue to add products and services to maintain and expand our current customer base in North America, Latin America, Europe and the Far East. Recently, Scientific-Atlanta has appointed one of our subsidiaries, Tulsat, as one of its non-exclusive distributors in Latin America. Since the appointment, management has made several trips to the area, visiting with relationships that had previously been developed by our new sales associate for this area. In addition, Tulsat has renewed its contract for 12 months of advertising in the leading magazine for the cable equipment market in this area and Spain.

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

GEOGRAPHIC AREAS

Revenues by geographic areas are as follows:

	Year ended September 30,
	2005	2004	2003
Geographic Area
United States	$47,863,096	$46,163,254	$32,026,494
Latin America and Other	2,410,099	908,075	1,301,251

	$50,273,195	$47,071,329	$33,327,745

Revenues attributed to geographic areas are based on the location of the customer. All of our long-lived assets are located in the United States.

PRODUCTS AND SERVICES

Our sales of new products represent 74% of our revenue and re-manufactured product sales represent 17% of our revenues. Repair services contribute the remaining 9% of our revenues.

Headend products are used by a system operator for signal acquisition, processing and manipulation for further transmission. Among the products we offer in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors. The headend of a television signal distribution system is the “brain” of the system, the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution. In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

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

SALES AND MARKETING

We market and sell our products to franchise and private cable operators, system contractors and others directly. Our sales and marketing are predominantly performed by our internal sales force. We also have sales representatives in particular geographic areas. The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, advertising in trade journals, telemarketing and direct mail to our customer base in the United States. We have developed contacts with the major CATV operators in the United States and we are constantly in touch with these operators regarding their plans for upgrading or expansion and their needs to either purchase or sell equipment. In 2005, we purchased approximately 40% of our inventory from Scientific-Atlanta and approximately 10% of our inventory from Motorola. The concentration of suppliers of our inventory subjects us to risk. We also purchase a large amount of our inventory from cable operators who have upgraded or are in the process of upgrading their systems.

COMPETITION

The CATV industry is highly competitive with numerous companies competing in various segments of the market. There are a number of competitors throughout the United States engaged in buying and selling re-manufactured CATV equipment. Most of our competitors are not able to maintain the large inventory we maintain due to capital requirements. In terms of sales and inventory, we are the largest in this industry, providing both sales and service of new and re-manufactured CATV equipment.

We also face competition from manufacturers and other vendors supplying new products. Due to our large inventory, we generally have the ability to ship and supply products to our customers from our large inventory without having to wait for the manufacturers to supply the items.

SIGNIFICANT CUSTOMERS

We are not dependent on one or a few customers to support our business. Our customer base consists of over 1,200 active accounts. Sales to Power and Telephone Supply Company accounted for approximately 11% of our revenues in fiscal 2005. Approximately 28% of our revenues for fiscal year 2005 and approximately 23% for 2004 were derived from sales of products and services to our five largest customers. There are approximately 6,000 cable television systems within the United States, each of which is a potential customer.

PERSONNEL

At September 30, 2005, we had 159 employees. Management considers its relationships with its employees to be excellent. Our employees are not unionized and we are not subject to any collective bargaining agreements.

RECENT DEVELOPMENTS IN THE BUSINESS

On December 12, 2005, Tulsat, a subsidiary of ours, announced the signing of a three-year contract extension with Scientific-Atlantic to be a Master Distributor of their current and legacy equipment. Under the terms of the agreement, we will also continue to be the exclusive distributor for select Scientific-Atlantic headend and transmission products for U.S. customers through January 15, 2009.

On August 19, 2005, we purchased 100% of the outstanding stock of Jones Broadband International, Inc. (“JBI”) consisting of approximately $2.4 million in debt assumption, including accrued liabilities, and cash of approximately $1.6 million. The total purchase price represented the approximate book value of JBI, consisting of $2.6 million of inventory after an approximate $480,000 write down to market, and $1.3 million of other assets including receivables and fixed assets. JBI’s main office is in Oceanside, California and it has a warehouse in Stockton, California. We maintain good working relationships with the existing JBI sales and marketing staff and believe their West Coast presence with access to our other subsidiaries’ products will make this a good acquisition.

RISK FACTORS

Each of the following risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Additional risks not presently known, or which we currently consider immaterial also may adversely affect us.

We are highly dependent upon our principal executive officers who also control us. At September 30, 2005, David Chymiak, Chairman of the Board, and Kenneth Chymiak, President and Chief Executive Officer, owned approximately 69% of our outstanding common stock and 100% of our outstanding preferred stock. Our performance is highly dependent upon the skill, experience and availability of these two persons. Should either of them become unavailable to us, our performance and results of operations would probably be adversely affected to a material extent. In addition, they will continue to own a controlling interest in us, thus restricting our ability to take any action without their approval or acquiescence. Likewise, as shareholders, they may elect to take certain actions which may be contrary to the interests of the other shareholders.

Our business is dependent on our customers’ capital budgets. Our performance is impacted by our customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

•	consolidations and recapitalizations in the cable television industry;
•	general economic conditions;
•	availability and cost of capital;
•	other demands and opportunities for capital;
•	regulations;
•	demands for network services;
•	competition and technology; and
•	real or perceived trends or uncertainties in these factors.

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

Our outstanding common stock is very thinly traded. While we have approximately 10.1 million shares of common stock outstanding, 69% of these shares are beneficially owned at December 1, 2005 by David Chymiak and Kenneth Chymiak. As a consequence, only about 31% of our shares of common stock are held by nonaffiliated, public investors and available for public trading. The average daily trading volume of our common stock is low. Thus, investors in our common stock may encounter difficulty in liquidating their investment in a timely and efficient manner.

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

Our international operations may be adversely affected by a number of factors. Although the majority of our business efforts are focused in the United States, we have international operations in the Philippines, Taiwan, Korea, Japan, Australia, Brazil, Ecuador, Dominican Republic, Honduras, Panama, Mexico, Columbia and a few other Latin American countries. We currently have no binding agreements or commitments to make any material international investment. Our foreign operations may be adversely affected by a number of factors, including:

•	local political and economic developments could restrict or increase the cost of our foreign operations;
•	exchange controls and currency fluctuations;
•	tax increases and retroactive tax claims could increase costs of our foreign operations;
•	expropriation of our property could result in loss of revenue, property and equipment;
•	import and export regulations and other foreign laws or policies could result in loss of revenues; and
•	laws and policies of the United States affecting foreign trade, taxation and investment could restrict our ability to fund foreign operations or make foreign operations more costly.

OVERVIEW OF THE INDUSTRY

We participate in markets for equipment sold primarily to cable operators and other related parties. As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by cable operators in the United States. Within the last few years, certain cable operators have begun to offer a “triple-play” bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber. We believe cable operators are well positioned to deliver next-generation voice, video and data services because cable operators have invested significantly over the past few years to upgrade their cable plants to digital networks. These upgrades allow them to leverage their incumbent video and high speed data positions further. Many cable operators have well-equipped networks to offer video and two-way high-speed data services to over 90% of their subscribers and through their existing Hybrid Fiber Co-axial (HFC) infrastructure, are capable of delivering symmetrical high-bandwidth video, voice and data to their subscribers.

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

We are focused on the opportunities provided by technological changes in fiber-to-the premises, the expansion of bandwidth, and our recent appointment as a Scientific-Atlanta International Distributor for Latin and South America. We will continue to stock legacy CATV equipment as well as digital and optical broadband telecommunications equipment from major suppliers so we can provide our customers one-stop shopping and access to “hard-to-find” products by reducing customer downtime by our having the product in stock. Our customers consult with us for solutions for various products and configurations. Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations. Through our seven world-class service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

ITEM 2.	PROPERTIES

Each subsidiary owns or leases property for office space and warehouse facilities.

•	Broken Arrow, Oklahoma—Tulsat leases a total of approximately 133,050 square feet of facilities in seven buildings from entities which are controlled by David E. Chymiak, Chairman of the Board, and Kenneth A. Chymiak, President and Chief Executive Officer. Each lease has a renewable five-year term, expiring at different times through 2008. At September 30, 2005, total monthly rental payments of $38,800 were required.

•	Deshler, Nebraska—Tulsat-Nebraska, Inc. (“Tulsat-Nebraska”) owns approximately 8,000 square feet of property.

•	Warminster, Pennsylvania—NCS owns approximately 12,000 square feet of property, with an investment of $567,000, financed by loans of $419,000, due in monthly payments through 2013 at an interest rate of 5.5% through 2008, converting thereafter to prime minus  1/4%. NCS also rents property of approximately 2,000 square feet, with monthly rental payments of $1,200 through November 2005.

•	Sedalia, Missouri—ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”) owns approximately 25,000 square feet of property.

•	New Boston, Texas—ADDvantage Technologies Group of Texas, Inc. (“Tulsat-Texas”) owns approximately 13,000 square feet of property.

•	Suwanee, Georgia—Tulsat-Atlanta, LLC (“Tulsat-Atlanta”) leases property of approximately 5,000 square feet. The lease provides for 36 monthly lease payments of $3,500 ending on March 31, 2008.

•	Oceanside, California—Jones Broadband International, Inc. leases approximately 11,000 square feet of office, warehouse, and testing space for $11,031 a month. The lease runs through November 30, 2006 and has four five-year renewal options.

•	Stockton, California—Jones Broadband International, Inc. leases approximately 45,000 square feet of warehouse space for $5,841 a month. The lease ends February 28, 2006 and has a one-year renewal option.

We believe that our current facilities are adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our stockholders in the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table sets forth the high and low sales prices on the American Stock Exchange for the quarterly periods indicated.

Year Ended September 30, 2005	High	Low
First Quarter	$6.30	$3.85
Second Quarter	$5.94	$3.95
Third Quarter	$4.25	$3.03
Fourth Quarter	$4.05	$3.10

Year Ended September 30, 2004	High	Low
First Quarter	$6.05	$3.00
Second Quarter	$5.90	$4.00
Third Quarter	$6.90	$4.66
Fourth Quarter	$5.30	$3.35

Substantially all of the holders of our common stock maintain ownership of their shares in “street name” accounts and are not, individually, shareholders of record. As of December 1, 2005, there were approximately 80 holders of record of our common stock. However, we believe there are in excess of 500 beneficial owners of our common stock.

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

REPURCHASE PROGRAM

In 2000, our Board of Directors authorized the repurchase of up to $l.0 million of our outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions. The repurchased shares will be held in treasury and used for general corporate purposes including possible use in our employees’ stock plans or for acquisitions. We did not repurchase any shares during the 2004 or 2005 fiscal years.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2005	2004	2003	2002	2001
Net Sales and service income	$50,273	$47,071	$33,327	$25,409	$22,885

Income from operations	9,963	9,484	6,197	3,550	4,855

Net income	5,814	5,814	4,493	2,201	2,851

Earnings per share
Basic	$.49	$.46	$.33	$.10	$.16
Diluted	$.49	$.41	$.30	$.10	$.16

Total assets	$39,269	$32,359	$31,748	$26,531	$25,335

Long-term obligations inclusive of current maturities	$9,382	$11,610	$6,912	$6,276	$6,253

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Business—Risk Factors” and elsewhere in this report.

General

We and our subsidiaries, Tulsat, Tulsat-Nebraska, NCS, ComTech Services, Tulsat – Texas, Tulsat – Atlanta and Jones Broadband International, Inc. comprise an organization involved in the re-manufacture, repair and sale of previously owned cable television (“CATV”) equipment and the distribution of new and surplus equipment to CATV operators. New sales are defined as products that are purchased from the manufacturer, and includes new surplus, which is defined as inventory items purchased from other distributors or multi-system operators with excess equipment that have never been used. Remanufactured sales are defined as used inventory that is updated to meet customer needs and requirements.

Overview

Fiscal 2005 continued to be a challenging business climate in our industry due to many of the large cable customers allocating a higher percentage of their capital expenditures to meeting challenges from regional telephone companies such as Verizon and SBC as they attempt to provide data, voice, and video services. Many of the smaller cable systems are limited to the amount of capital they can raise to meet these challenges coupled with competition from DBS and DirecTV.

Our subsidiaries continued to increase their revenues and market share with the larger cable customers based on relationships and being able to meet their needs by shipping directly from our inventory. Our increase in sales of new Motorola and Scientific-Atlanta products were the result of having the products on the shelf.

Our customers are primarily providers of broadband network delivered services. Our largest customers are the cable, multi-system operators although we serve telephone companies, television programmers and broadcasters, municipal utilities, distributors and other broadband service providers.

Our strategy is to identify features, products and systems which are needed by our customers in significant numbers. The markets we serve consist of several large multiple cable customers and many smaller cable companies. The pace of technology change is rapid and requires a comprehensive understanding of the nature of the services offered to customers as well as the equipment to deliver the services. Accordingly, maintaining direct relationships with our customers is important. We specialize in providing current products for replacement, rebuilds or adding channel capacity. Even though we sell leading edge products, the majority of our sales are for legacy products.

In the fourth quarter, we experienced significant revenue growth as a result of our agreement with Scientific-Atlanta to be the exclusive distributor of its System Amplifier III RF platform and other cable television equipment products to the U.S. and Latin America markets. Additionally, we recognized a total of approximately $1 million of incremental revenue in the fourth quarter related to the active hurricane season as well as approximately $600,000 of increased revenue attributable to Jones Broadband International, Inc., which we acquired in August 2005. Our ability to deliver inventory from stock on demand played a significant role in our fourth quarter and fiscal 2005 revenues and net income.

We anticipate that the continuation of our growth strategy in fiscal 2006 will produce another record year. We believe our strong relationships with leading product manufacturers, including Motorola and Scientific-Atlanta, and our positive reputation in the multi-billion dollar CATV industry positions us for long-term success. Our plan is to drive future performance through an expanded sales force, both domestic and overseas; enhanced strategic partnerships; and additional strategic acquisitions that complement our existing “one-stop-shop” capabilities and are accretive to earnings.

On August 19, 2005, we purchased 100% of the outstanding stock of Jones Broadband International, Inc. (“JBI”), for consideration consisting of approximately $2.4 million in debt assumption, including accrued liabilities, and cash of approximately $1.6 million. The total purchase price represented the approximate book value of JBI, consisting of $2.6 million of inventory after an approximate $480,000 write down to market, and $1.3 million of other assets including receivables and fixed assets. JBI’s main office is in Oceanside, California and it has a warehouse in Stockton, California. We maintain good working relationships with the existing JBI sales and marketing staff and believe their West Coast presence with access to our other subsidiaries’ products will make this a good acquisition. We will be evaluating future investments as they present themselves.

Results of Operation

Year Ended September 30, 2005, Compared to Year Ended September 30, 2004 (all references to years are to fiscal years)

Net Sales. Net sales climbed $3.2 million, or 6.8%, to $50.3 million for 2005 from $47.1 million for 2004. Sales of new and refurbished equipment increased 8.3% from $42.3 million in 2004 to $45.8 million for 2005, primarily due to the positive results of our marketing initiatives and the strengthening of our distributor relationships. Sales of new Scientific-Atlanta and Motorola equipment increased substantially as we strengthened our strategic alliances with these manufacturers. Repair service revenues decreased by 6.3% from $4.8 million last year to $4.5 million this year. The decrease in repair services was due to several recent changes in the market. Multi-system operators have been consolidating headends reducing the number required to do the job. This in turn has allowed operators to use the extra headends as replacements instead of repairing the ones not working. Finally, several years ago the manufacturers started giving five year warranties on their products. These warranties are set to run out in 2006 and 2007 and we expect the repair business will return to us.

Costs of Sales. Costs of sales include the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, and the related transportation costs. Costs of sales this year were 66.4% of net sales compared to 66.1% last year. This increase is due to lower margins associated with the increased sales of new equipment.

Gross Profit. Gross profit climbed $0.9 million, or 5.6%, to $16.9 million for fiscal 2005 from $16.0 million for fiscal 2004. The gross margin percentage was 33.6% for the current year, compared to 33.9% for last year. The small percentage decrease was primarily due to an increase in sales of new and surplus equipment, which have margins lower than those of re-manufactured equipment or repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation, communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $426,000 for fiscal 2005 to $6.6 million from $6.2 million in 2004, an increase of 6.5%. The increase in operating, selling, general and administrative expenses was primarily due to increases in salary and wage related expenses.

Income from Operations. Income from operations increased $.5 million, or 5.3%, to $10.0 million for 2005 from $9.5 million for 2004. This increase was primarily due to increases in sales of new equipment to the larger multi-system operators, partially offset by the lower margins received and the increase in our operating, selling, general and administrative expenses.

Interest Expense. Interest expense for fiscal 2005 was $558,000 compared to $158,000 in fiscal 2004. The increase was primarily attributable to the $8,000,000 new borrowings incurred to finance our redemption of the Series A Preferred Stock on September 30, 2004. This redemption resulted in our payment in 2005 of $400,000 less dividends. Our interest expense is deductible for federal income tax purposes while the dividends we had been paying were not. The weighted average interest rate paid on the line of credit increased to 2.96% for 2005 from 2.85% for 2004. The weighted average interest rate for all borrowed funds for 2005 was 5.31% compared to 2.85% in 2004.

Income Taxes. The provision for income taxes for fiscal 2005 increased to $3.6 million from $3.5 million in fiscal 2004. The increase was primarily due to higher pre-tax earnings in fiscal 2005.

Year Ended September 30, 2004, Compared to Year Ended September 30, 2003 (all references to years are to fiscal years)

Net Sales. Net sales climbed $13.7 million, or 41.2%, to $47.1 million for 2004 from $33.3 million for 2003. Sales of new and refurbished equipment increased 46.8% from $28.8 million for 2003 to $42.3 million for 2004 as we strengthened our role as a master distributor for several of Scientific-Atlanta’s legacy products and increased sales of Motorola products. Repair revenue resulted in a 6.7% increase in revenues, from $4.5 million for 2003 to $4.8 million for 2004.

Costs of Sales. Costs of sales includes the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, and the related transportation costs. Costs of sales for 2004 were 66.1% of net sales compared to 66.0% for 2003.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses includes all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased $1.3 million, or 27.5%, in 2004 over the previous year. Most of this increase was directly attributable to the expanding sales force and other added expenses incurred to meet the marketing initiatives described previously.

Income from Operations. Income from operations increased 53.1% to $9.5 million for 2004 from $6.2 million for 2003. This increase was primarily due to the increase in net sales and the increase in our operating, selling, general and administrative expenses.

Interest Expense. Interest expense for fiscal 2004 was $158,000 compared to $217,000 in fiscal 2003 due to lower interest rates and need for less borrowing.

Income Taxes. The provision for income taxes for fiscal 2004 increased to $3.5 million from $1.5 million in fiscal 2003. The increase was primarily due to higher pre-tax earnings. For a more complete discussion of income taxes, please see “Note 4 – Income Taxes” in the notes to the consolidated financial statements.

Inflation has had no noticeable impact on our revenues over the last three years. The increase in revenue has been primarily a result of increasing our market share and the increased demand for our products resulting from our increased availability of products for sale.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit. During 2005, we generated approximately $6.2 million cash flow from operations. During the 2005 fiscal year we invested approximately $3.5 million to acquire Jones Broadband International (see notes to the financials) and another almost $450,000 in additional capital equipment. We also increased our net carrying value of inventory by $1.4 million, while decreasing our bank borrowings by $2.2 million, and meeting our preferred stock dividend obligations of $0.8 million, resulting in a net decrease in cash of approximately $0.9 million.

On September 30, 2004, the Company redeemed all of the outstanding shares of its Series A 5% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) at its aggregate stated value of $8 million. All of the outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak, Chairman of the Board of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company. The Company financed the redemption with a new credit agreement with its bank which includes a Revolving Credit Commitment in the amount of $7 million and a Term Loan Commitment in the amount of $8 million. The proceeds from the Term Loan were used to redeem the Series A Preferred Stock. At September 30, 2005 the term loan balance was $6,800,000.

We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (5.86% at September 30, 2005 and 2.96% average for fiscal year 2005). This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at September 30, 2005 of $2.2 million, due September 30, 2006. The highest balance against this line in 2005 was approximately $2.9 million.

Notes payable secured by real estate of $347,270 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

Cash used in financing activities in 2005 was primarily used to pay dividends on our Series B 7% Cumulative Preferred Stock (the “Series B Preferred Stock”). With the redemption of the Series A Preferred Stock on September 30, 2004, dividends on the remaining Series B Preferred Stock total $840,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.

Related Parties

Cash used in financing activities in 2005 was primarily used to pay dividends on the Company’s Series B Preferred Stock and for the note payments for the buy-out of Series A Preferred Stock on September 30, 2004. On September 30, 2004, the Company redeemed, at the $8 million stated value, all of the Series A Preferred Stock, which was beneficially owned by David E. Chymiak and Kenneth A. Chymiak. With the redemption of the Series A Preferred Stock on September 30, 2004, dividends on the remaining Series B Preferred Stock total $840,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.

Stock Ownership
Name of Beneficial Owner	Percent of Common Stock Beneficially Owned	Percent of Series B Preferred Stock Beneficially Owned (A)

David E. Chymiak	36.5%	50.0%

Kenneth A. Chymiak	32.7%	50.0%

(A)	The outstanding preferred stock has an aggregate preference upon liquidation of $12,000,000.

In fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from Tulsat Corporation on September 30, 1999, the real estate and improvements comprising the headquarters and a substantial portion of the other office and warehouse space of Tulsat Corporation for a price of $1,286,000. The price represents the appraised value of the property less the sales commission and other sales expenses that would have been incurred by Tulsat Corporation if it had sold the property to a third party in an arm’s-length transaction. Tulsat Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property. This lease was renewed on October 1, 2004 and will expire on September 30, 2008.

The Company leases various properties primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak. Future minimum lease payments under these leases are as follows:

2006	$377,640
2007	$360,000
2008	$324,000

$1,061,640

Related party rental expense for the years ended September 30, 2005, 2004 and 2003 was $465,840, $466,000 and $461,000, respectively.

The following table presents our contractual obligations for aggregate maturities of long term debt and the minimum lease payments under our lease agreements.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
Long Term Debt	$9,381,950	$3,473,751	$2,485,033	$3,294,919	$128,247
Capital Leases	$—	$—	$—	$—	$—
Operating Leases	$1,357,655	$588,595	$769,060	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—

Total	$10,739,605	$4,062,346	$3,254,093	$3,294,919	$128,247

We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2005 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

Inventory Valuation

Our position in the industry requires us to carry large inventory quantities relative to annual sales, but also allows us to realize high overall gross profit margins on our sales. We market our products primarily to multi-system operators and other users of cable television equipment who are seeking products for which manufacturers have discontinued production, or cannot ship new equipment on a same-day basis. Carrying these large inventories represents our largest risk.

Our inventory consists of new and used electronic components for the cable television industry. Inventory cost is stated at the lower of cost or market and our cost is determined using the weighted average method. At September 30, 2005 we had total inventory of approximately $26,900,000, consisting of approximately $20,000,000 in new products and approximately $6,800,000 in used or refurbished against which a reserve of $1,600,000 for excess and obsolete inventory leaves us a net inventory of approximately $25,300,000.

We are required to make judgments as to future demand requirements from our customers. We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make. In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. During the last two fiscal years ended September 30, 2005, we have increased our reserve for excess and obsolete inventory over $1,000,000 to almost 6% of total inventory. If actual market conditions are less favorable then those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in costs of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to $92,000 at September 30, 2005 from $68,063 at September 30, 2004. This increase represents less than 1/10 of a percent of total revenues and is due to the increasing level of sales revenue and its corresponding exposure. At September 30, 2005, accounts receivable, net of allowance for doubtful accounts, amounted to $7.7 million.

Impact of Recently Issued Accounting Standards

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are currently evaluating the effect that the adoption of FSP 115-1 will have on our consolidated results of operation and financial condition but we do not expect it to have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are evaluating the requirements of SFAS 123R and SAB 107 and expect that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations and earnings per share beginning in the first quarter of fiscal 2006

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. This Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We elected to adopt SFAS No.151 beginning with fiscal year 2005. The adoption of this standard had no impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. We will adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. We will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight line basis over the requisite service period. We will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R.

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”(SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective applications or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 5, 2005 and is required to be adopted by ADDvantage in the first quarter of fiscal 2007. ADDvantage is currently evaluating the effect that the adoption of SFAS 154 will have on the consolidated results of operations and financial conditions but does not expect it to have a material effect.

Off-Balance Sheet Arrangements

None

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flow due to adverse changes in market prices, foreign currency exchange rates, and interest rates. Our greatest exposure would be a downturn in the demand for our products. At September 30, 2005, over 85% of our assets were in cash, trade receivables, and inventory, with inventory representing 76% of these assets.

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit. The interest rates under the line of credit and the stockholder notes fluctuate with the LIBOR rate. At September 30, 2005, the outstanding balances subject to variable interest rate fluctuations totaled $2.2 million. The high credit balance for 2005 was approximately $2.9 million, leaving over $4.0 million available for working capital requirements. Future changes in drawdown requirements and changes in interest rates could cause our borrowing costs to increase.

We maintain no cash equivalents. However, we entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.5%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative will increase or decrease opposite any future changes in interest rates. All sales and purchases are denominated in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders of

ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma

December 22, 2005

ADDVANTAGE TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2005	2004
Current assets:
Cash	449,219	$1,316,239
Accounts receivable, net of allowance of $92,000 and $68,063	7,671,549	4,787,749
Inventories, net of allowance for excess and obsolete inventory $1,575,395 and $1,093,000, respectively	25,321,149	20,978,714
Deferred income taxes	968,000	651,000

Total current assets	34,409,917	27,733,702

Property and equipment, at cost:
Machinery and equipment	2,357,182	2,138,798
Land and buildings	1,591,413	1,302,527
Leasehold improvements	565,945	521,972

	4,514,540	3,963,297
Less accumulated depreciation and amortization	(1,811,784)	(1,561,698)

Net property and equipment	2,702,756	2,401,599

Other assets:
Deferred income taxes	786,000	1,042,000
Goodwill	1,150,060	1,150,060
Other assets	220,275	31,222

Total other assets	2,156,335	2,223,282

Total assets	$39,269,008	32,358,583

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
Liabilities and Stockholders’ Equity	2005	2004
Current liabilities:
Accounts payable	$4,958,834	$1,758,695
Accrued expenses	1,876,523	1,011,911
Accrued income taxes	110,691	120,748
Bank revolving line of credit	2,234,680	3,225,183
Notes payable – current portion	1,239,071	1,237,047
Dividends payable	210,000	210,000

Total current liabilities	10,629,799	7,563,584
Notes payable	5,908,199	7,147,334
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $1.00 par value, at stated value: Series B, 7% cumulative; 300,000 shares issued andoutstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares authorized; 10,093,147 and 10,081,789 shares issued and outstanding, respectively	100,931	100,818
Paid-in capital	(7,265,930)	(7,285,564)
Retained earnings	17,860,967	12,886,575
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	89,206	—

	22,785,174	17,701,829

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)

Total stockholders’ equity	22,731,010	17,647,665

Total liabilities and stockholders’ equity	$39,269,008	$32,358,583

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

	Year ended September 30,
	2005	2004	2003
Net sales income	$45,755,198	$42,293,046	$28,809,947
Net service income	4,517,997	4,778,283	4,517,798

	50,273,195	47,071,329	33,327,745
Costs of sales	33,401,167	31,092,890	21,996,312

Gross profit	16,872,028	15,978,439	11,331,433
Operating, selling, general and administrative expenses	6,642,641	6,216,728	4,876,961
Depreciation and amortization	256,435	277,352	257,821

Income from operations	9,972,952	9,484,359	6,196,651
Interest expense	557,560	157,606	217,063

Income before income taxes	9,415,392	9,326,753	5,979,588
Provision for income taxes	3,601,000	3,513,000	1,487,000

Net income	5,814,392	5,813,753	4,492,588

Other comprehensive income:
Unrealized gain on interest rate swap (Net of $56,000 in taxes)	89,206	—	—

Comprehensive Income	$5,903,598	$5,813,753	$—

Net income	5,814,392	5,813,753	4,492,588
Preferred stock dividends	840,000	1,240,000	1,240,000

Net income attributable to common stockholders	4,974,392	4,573,753	$3,252,588

Earnings per share:
Basic	$0.49	$0.46	$0.33
Diluted	$0.49	$0.41	$0.30

Shares used in per share calculation
Basic	10,067,277	10,041,197	10,007,756
Diluted	10,109,854	12,104,541	12,021,235

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended September 30, 2005, 2004 and 2003

	Common Stock		Series A Preferred Stock	Series B Preferred Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balance, September 30, 2002	10,011,716	$100,117	$8,000,000	$12,000,000	($7,389,010)	($5,060,234)	—	($54,164)	$17,717,177
Net income	—	—	—	—	—	4,492,588	—	—	4,492,588
Preferred stock dividends	—	—	—	—	—	(1,240,000)	—	—	(1,240,000)
Issue common shares for business purchase	18,698	187	—	—	(187)	—	—	—	—

Balance, September 30, 2003	10,030,414	100,304	8,000,000	12,000,000	(7,389,197)	8,312,822	—	(54,164)	20,969,765
Net income	—	—	—	—	—	5,813,753	—	—	5,813,753
Preferred stock dividends	—	—	—	—	—	(1,240,000)	—	—	(1,240,000)
Stock options exercised	51,375	514	—	—	103,633	—	—	—	104,147
Redemption of Series A
Preferred Stock	—	—	(8,000,000)	—	—	—	—	—	(8,000,000)

Balance, September 30, 2004	10,081,789	$100,818	—	$12,000,000	($7,285,564)	$12,886,575	—	($54,164)	$17,647,665

Net income	—	—	—	—	—	5,814,392	—	—	5,814,392
Preferred stock dividends	—	—	—	—	—	(840,000)	—	—	(840,000)
Stock Options exercised	11,358	113	—	—	19,634	—	—	—	19,747
Unrealized gain on interest swap	—	—	—	—	—	—	89,206	—	89,206

Balance September 30, 2005	10,093,147	$100,931	—	$12,000,000	($7,265,930)	$17,860,967	$89,206	($54,164)	$22,731,010

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$5,814,392	$5,813,753	$4,492,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,435	277,352	257,821
Loss on disposal of property and equipment	—	24,412	—
Deferred income tax benefit	(116,000)	(172,000)	(414,000)
Change in:
Receivables	(2,134,418)	(1,004,069)	(278,382)
Inventories	(1,445,190)	1,152,382	(4,456,859)
Other assets	(40,577)	8,406	(12,770)
Accounts payable	3,027,827	(872,526)	1,159,549
Accrued liabilities	687,191	208,086	337,975

Net cash provided by operating activities	6,151,660	5,435,796	995,922

Cash Flows from Investing Activities
Investment in Jones Broadband International, net of cash acquired of $100,322	(3,510,935)	—	—
Additions to property and equipment	(446,534)	(77,201)	(671,412)

Net cash used in investing activities	(3,957,469	(77,201)	(671,412)

Cash Flows from Financing Activities
Net change under bank revolving line of credit	(990,503)	(1,960,719)	712,221
Payments on stockholder notes	—	(1,223,644)	(335,705)
Proceeds on notes payable	—	8,000,000	440,000
Payments on notes payable	(1,250,455)	(118,423)	(180,483)
Proceeds from stock options exercised	19,747	104,147	—
Payments of preferred dividends	(840,000)	(1,340,000)	(1,240,000)
Redemption of preferred stock	—	(8,000,000)	—

Net cash used in financing activities	(3,061,211)	(4,538,639)	(603,967)

Net increase (decrease) in cash	(867,020)	819,956	(279,457)
Cash, beginning of year	1,316,239	496,283	775,740

Cash, end of year	$449,219	$1,316,239	$496,283

Supplemental Cash Flow Information
Cash paid for interest	$557,560	$172,426	$205,626
Cash paid for income taxes	$3,582,616	$3,669,170	$1,699,785

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2005, 2004 and 2003

Note 1 – Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the “Company”) sell new, surplus, and re-manufactured cable television equipment throughout North America, Latin America and South America in addition to being a repair center for various cable companies. The Company operates in one business segment.

Principles of consolidation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries: Tulsat, NCS, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”) and Jones Broadband International, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Trade receivables are written-off when deemed uncollectible. Recoveries of trade receivables previously written-off are recorded when received. The Company generally does not charge interest on past due accounts.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

Property and equipment

Property and equipment consists of office equipment, other equipment, and buildings, with estimated useful lives of 5 years, 10 years, and 40 years, respectively. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the remainder of the lease agreement. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation and amortization expense was $256,435, $277,352 and $257,821 for the years ended

September 30, 2005, 2004 and 2003, respectively.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax carryforward amounts. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

Derivatives

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

Our objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure. The Company has designated its interest rate swap as a cash flow hedge for the underlying note payable. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligations the Company assumes no ineffectiveness in the hedging relationship. Interest expense on the note is adjusted to include the payment made or received under the interest rate swap agreement.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net Sales Income and Net Service Income in the accompanying Consolidated Statements of Income. Actual costs for shipping and handling of these sales is included in Costs of Sales.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $335,487, $265,112 and $229,534 for the years ended September 30, 2005, 2004 and 2003, respectively.

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

Concentrations of credit risk

The Company holds cash with several major financial institutions which often exceed FDIC insured limits. Historically the Company has not experienced any loss due to such concentration of credit risk.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up our customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables. Sales to one customer accounted for approximately 11% of net revenues for 2005. Sales to foreign (non-US based customers) total approximately $2.4 million, $0.9 million, and $1.3 million in the three fiscal years ended September 30, 2005. In 2005, we purchased approximately 40% of our inventory from Scientific-Atlanta and approximately 10% of our inventory from Motorola. The concentration of suppliers of our inventory subjects us to risk.

Goodwill

Annual impairment testing indicates that goodwill is not impaired as of September 30, 2005 or 2004.

Employee stock-based awards

Employee stock-based awards are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) provides an alternative method of determining compensation cost for employee stock options, which alternative method may be adopted at the option of the Company. Had compensation cost been determined consistent with SFAS 123, the Company’s net income would not have changed significantly.

Earnings per share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options, restricted stock and convertible preferred stock.

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of the Company’s line of credit approximates fair value since the interest rate fluctuates periodically based on the prime rate. Management believes that the carrying value of the Company’s borrowings approximate fair value based on credit terms currently available for similar debt.

Impact of recently issued accounting standards

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operation and financial condition but does not expect it to have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R will not have a material impact on its consolidated results of operations and earnings per share beginning in the first quarter of fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criteria specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company elected to follow SFAS 151 beginning with fiscal year end September 30, 2004. The adoption of this standard had no material impact on our financial position and results of operations for 2005.

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. We will adopt SFAS 123R in the first quarter of fiscal 2006.

Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight line basis over the requisite service period. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R.

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective applications or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 5, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 15 will have on the consolidated results of operations and financial conditions but does not expect it to have a material effect.

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 presentation.

Note 2 – Inventories

Inventories are summarized as follows:

	2005	2004
New	$20,066,957	$16,410,694
Used	6,829,587	5,661,020
Allowance for excess and obsolete inventory	(1,575,395)	(1,093,000)

	$25,321,149	$20,978,714

New inventory includes products purchased from the manufacturers plus “surplus-new” which is unused products purchased from other distributors or multiple system operators. Used inventory includes factory remanufactured, Company remanufactured and used products.

The Company regularly reviews inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. The Company recorded a charge to allow for obsolete inventory at September 30, 2004, increasing the cost of sales by $645,900. We recorded a charge to allow for obsolete inventory at September 30, 2003, increasing the cost of sales by $447,100.

On August 19, 2005, the Company purchased 100% of the outstanding stock of Jones Broadband International, Inc. (“JBI”) for consideration consisting of approximately $2.4 million in debt assumption, including accrued liabilities, and cash of approximately $1.6 million. The total purchase price represented the approximate book value of JBI, consisting of $2.6 million of inventory after an approximate $480,000 write down to market, and $1.3 million of other assets including receivables and fixed assets. JBI’s main office is in Oceanside, California and it has a warehouse in Stockton, California. Results of JBI’s operations are included in the Company’s consolidated statement of income from the acquisition date.

Note 3 – Line of Credit, Stockholder Notes, Notes Payable, and Interest Rate Swap

At September 30, 2005, a $2,234,680 balance is outstanding under a $7.0 million line of credit due September 30, 2006, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0%. (5.86% at September 30, 2005 with a 2.96% combined weighted average during fiscal year 2005). Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15.0 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $101,273 at September 30, 2005, and is included in the bank revolving line of credit.

On September 30, 2004, the Company redeemed all of the outstanding shares of its Series A 5% Cumulative Convertible Preferred Stock at its aggregate stated value of $8 million. All of the outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak, Chairman of the Board of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company. The Company financed the redemption with a new credit agreement with its bank which includes a Revolving Credit Commitment in the amount of $7 million and a Term Loan Commitment in the amount of $8 million. The proceeds from the Term Loan were used to redeem the Series A Preferred Stock. At September 30, 2005 the term loan balance was $6,800,000.

On September 29, 2004, the Company’s majority shareholders, David Chymiak and Ken Chymiak, entered into a stock purchase agreement in which they sold 500,000 shares of their common stock to Barron Partners, LP (“Barron”), a private investment partnership, for $3.25 per share. Under this agreement, Barron also received options to purchase up to three million additional shares of the common stock owned by these majority shareholders. The Company did not receive any of the proceeds from the sale of the shares and will not receive any of the proceeds from the exercise of any of the options, but paid the cost of registering the sales for resale by the selling shareholders. The Company filed a registration statement covering the resale of the shares of common stock sold as well as the shares of common stock issuable upon exercise of the options.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Preferred Stock at September 30, 2004. The September 30, 2005 balance of this note is $6,800,000 and is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (6.36% at September 30, 2005). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. The Company receives monthly the variable interest rate of LIBOR based on a one month interval, plus 2.5% on the interest rate swap. Upon entering into this interest rate swap (which expires September 30, 2009), the Company designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness. At September 30, 2005, the notional value of the swap was $6,800,000 and the fair market value of the interest rate swap is an asset of approximately $144,000, which is included in other non-current assets on the Company’s consolidated balance sheet. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. Notes payable secured by real estate of $347,270 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

The aggregate maturities of notes payable and the line of credit for the five years ending September 30, 2010 are as follows:

2006	$3,473,751
2007	1,241,348
2008	1,243,685
2009	3,246,155
2010	48,764
Thereafter	128,247

Total	$9,381,950

Note 4 – Income Taxes

The provisions for income taxes consist of:

	2005	2004	2003
Current	$3,604,000	$3,685,000	$1,901,000
Deferred	(3,000)	(172,000)	(414,000)

	$3,601,000	$3,513,000	$1,487,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the year ended September 30:

	2005	2004	2003
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	4.7	4.7	5.0
Tax credits and exclusions	(.5)	(0.6)	(2.8)
Adjustment of deferred tax asset valuation allowance	—	—	(7.4)
Other	—	(0.4)	(3.9)

	38.2%	37.7%	24.9%

Deferred tax assets consist of the following at September 30:

	2005	2004
Net operating loss carryforwards	$1,239,000	$1,316,000
Financial basis in excess of tax basisof certain assets	(397,000)	(155,000)
Financial liability accruals	912,000	532,000

Net deferred tax asset	$1,754,000	$1,693,000

Deferred tax assets are classified as:
Current	$968,000	$651,000
Non-Current	786,000	1,042,000

	$1,754,000	$1,693,000

Utilization of ADDvantage’s net operating loss carryforward of approximately $3,202,000 to reduce future taxable income is limited to an annual amount of $265,000. The NOL carryforward expires in varying amounts from 2014 to 2019.

Note 5 – Stockholders’ Equity

The 1998 Incentive Stock Plan (the “Plan”) provides for the award to officers, directors, key employees and consultants of stock options and restricted stock. The Plan provides that upon any issuance of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock. Under the Plan, option prices will be set by the Board of Directors and may be greater than, equal to, or less than fair market value on the grant date.

At September 30, 2005, 1,001,041 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 786,041 shares were available for future grants at September 30, 2005.

A summary of the status of the Company’s stock options at September 30, 2005, 2004 and 2003 and changes during the years then ended is presented below.

	2005		2004		2003
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Av Ex. Price
Outstanding, beginning of year	131,125	$2.83	179,000	$1.97	114,500	$2.07
Granted	25,000	$4.62	4,000	$4.40	71,500	$1.81
Exercised	(11,358)	$1.74	(51,375)	$2.03	—	—
Canceled	—	—	(500)	$1.50	(7,000)	$1.50

Outstanding, end of year	144,767	$3.23	131,125	$2.83	179,000	$1.97

Exercisable, end of year	144,767	$3.23	108,500	$3.08	129,875	$2.79

Weighted average fair value of
Options granted		$2.61		$4.04		$1.55

The following table summarizes information about fixed stock options outstanding at

September 30, 2005:

	Options Exercisable
Exercise Price	Number Outstanding At 9/30/05	Remaining Contractual Life
$4.620	25,000	9.5 years
$4.400	4,000	8.5 years
$1.900	10,000	7.5 years
$1.650	4,000	7.5 years
$0.810	4,000	6.5 years
$1.500	27,267	5.5 years
$3.125	20,500	4.5 years
$4.000	50,000	4.0 years

	144,767

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 2005: risk-free interest rates of 4.3%; expected dividend yield of 0.0%; expected lives of six years and estimated volatility of 55%.

The Series B Preferred Stock has priority over the Company’s common stock with respect to the payment of dividends and the distribution of assets. Cash dividends on the Series B Preferred Stock shall be payable quarterly when and as declared by the Board of Directors. Interest accrues on unpaid dividends at the rate of 7% per annum. No dividends may be paid on any class of stock ranking junior to the Series B Preferred Stock unless Series B Preferred Stock dividends have been paid. Liquidation preference is equal to the stated value per share. The Preferred Stock is redeemable at any time at the option of the Board of Directors at a redemption price equal to the stated value per share. Holders of the Series B Preferred Stock do not have any voting rights unless the Company fails to pay dividends for four consecutive dividend payment dates.

Note 6 – Related Parties

Cash used in financing activities in 2005 was primarily used to pay dividends on the Company’s Series B Preferred Stock and for the note payments for the buy-out of Series A Preferred Stock on September 30, 2004. On September 30, 2004, the Company redeemed, at the $8 million stated value, all of the Series A Preferred Stock, which was beneficially owned by David E. Chymiak and Kenneth A. Chymiak. With the redemption of the Series A Preferred Stock on September 30, 2004, dividends on the remaining Series B Preferred Stock total $840,000 annually. The outstanding common and preferred stock is beneficially owned by our principal shareholders as reflected in the following table.

In fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from Tulsat Corporation on September 30, 1999, the real estate and improvements comprising the headquarters and a substantial portion of the other office and warehouse space of Tulsat Corporation for a price of $1,286,000. The price represents the appraised value of the property less the sales commission and other sales expenses that would have been incurred by Tulsat Corporation if it had sold the property to a third party in an arm’s-length transaction. Tulsat Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property. This lease was renewed on October 1, 2004 and will expire on September 30, 2008.

In fiscal 2001, ADDvantage Technologies Group of Texas borrowed $150,000 on June 26, 2001 from Chymiak Investments, L.L.C for the purchase of a building consisting of office and warehouse space at the location in Texas. The note is payable at 7.5% over 10 years and total interest paid in 2004 and 2003 was $4,898 and $9,869, respectively. The note was repaid in April 2004.

In fiscal 2002, ADDvantage Technologies Group of Missouri completed additions at its location in Missouri and financed $342,000 from Chymiak Investments, L.L.C for a building consisting of office and warehouse space. The note is payable at 7.5% over 10 years and total interest paid in 2004 and 2003 was $11,694 and $23,371 respectively. The note was repaid in April 2004.

Chymiak Investments Inc., which is owned by Kenneth A. Chymiak and his wife, Susan C. Chymiak, owns three other properties leased to Tulsat Corporation for five-year terms (all ending in 2008).

The Company had outstanding, unsecured stockholder loans of $800,000 at September 30, 2003. Of this amount, $650,000 was payable to revocable trusts for the benefit of Kenneth A. Chymiak and his wife and $150,000 was payable to David E. Chymiak. The interest rate on the notes was 1.25% below the Chase Manhattan Bank Prime, which was the same rate as the Company’s bank line of credit. The total interest paid on the notes was $19,134 in 2004 and $30,323 in 2003 . The notes were repaid in August and September 2004.

The Company leases various properties primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak. Future minimum lease payments under these leases are as follows:

2006	$377,640
2007	360,000
2008	324,000

$1,061,640

Related party rental expense for the years ended September 30, 2005, 2004 and 2003 was $465,840, $466,000 and $461,000, respectively.

Note 7 – Retirement Plan

The Company sponsors a 401(k) plan that covers all employees who are at least 21 years of age and have completed one year of service as of the plan effective date. The Company’s contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $186,304 during the year ended September 30, 2005, $161,644 during the year ended September 30, 2004, and $140,673 during the year ended September 30, 2003.

Note 8 – Earnings per Share

	Year ended September 30, 2005	Year ended September 30, 2004	Year Ended September 30, 2003
Net income	$5,814,392	$5,813,753	$4,492,588
Dividends on preferred stock	840,000	1,240,000	1,240,000

Net income attributable to common shareholders – basic	4,974,392	4,573,753	3,252,588
Dividends on Series A Preferred Stock	—	400,000	400,000

Net income attributable to common shareholders – diluted	$4,974,392	$4,973,753	$3,652,588

Weighted average shares outstanding	10,067,277	10,041,197	10,007,756

Potentially dilutive securities
Assumed conversion of 200,000 shares of Series A Preferred Stock	—	2,000,000	2,000,000
Effect of dilutive stock options	42,577	63,344	13,479

Weighted average shares outstanding – assuming dilution	10,109,854	12,104,541	12,021,235

Earnings per common share:
Basic	$0.49	$0.46	$0.33
Diluted	$0.49	$0.41	$0.30

Note 9 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004.

	Three months ended
	December 31	March 31	June 30	September 30
Fiscal year ended 2005
Net sales and service income	$12,261,125	$9,894,886	$12,093,891	$16,023,293
Gross profit	4,056,414	3,519,716	4,258,587	5,037,311
Net income	1,514,687	1,088,238	1,446,426	1,765,041
Basic earnings per common share	0.13	0.09	0.12	0.15
Diluted earnings per common share	0.13	0.09	0.12	0.15

Fiscal year ended 2004
Net sales and service income	$11,292,500	$11,654,041	$12,682,449	$11,442,339
Gross profit	4,447,890	4,427,620	4,830,899	4,549,788
Net income	1,393,170	1,523,626	1,715,232	1,181,725
Basic earnings per common share	0.11	0.12	0.14	0.09
Diluted earnings per common share	0.10	0.11	0.12	0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our Code of Business Conduct and Ethics is incorporated by reference to the information in the sections entitled “Identity of Officers,” “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Code of Ethics,” respectively, of our Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled “Compensation of Directors and Executive Officers” of our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” of our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled “Appointment Of Independent Auditors” of our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a	)	1.	The following financial statements are filed as part of this report in Part II, Item 8.

			Report of Independent Registered Public Accounting Firm

			Consolidated Balance Sheets as of September 30, 2005 and 2004

			Consolidated Statements of Income for the years ended September 30, 2005, 2004 and 2003

			Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003

			Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003

			Notes to Consolidated Financial Statements

		2.	The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2005, 2004 and 2003 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Write- offs	Recoveries	Balance at End of Period
Period Ended September 30, 2005
Allowance for Doubtful Accounts	$68,063	$40,080	$(16,143)	$—	$92,000
Allowance for Excess and Obsolete Inventory	1,093,000	482,395	—	—	1,575,395
Valuation Allowance of Deferred Tax Asset	—	—	—	—	—

Period Ended September 30, 2004
Allowance for Doubtful Accounts	$78,359	$(58,413)	$(19,968)	$68,085	$68,063
Allowance for Excess and Obsolete Inventory	447,100	645,900	—	—	1,093,000
Valuation Allowance of Deferred Tax Asset	—	—	—	—	—

Period Ended September 30, 2003
Allowance for Doubtful Accounts	$85,212	$83,740	$(90,593)	$—	$78,359
Allowance for Excess and Obsolete Inventory	—	447,100	—	—	447,100
Valuation Allowance of Deferred Tax Asset	443,000	—	—	443,000	—

3. The following documents are included as exhibits to this Form 10-K.

Exhibit

3.1	Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

4.1	Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

10.1	Lease Agreement dated September 15, 1999 by and between Chymiak Investments, L.L.C. and Tulsat Corporation (formerly named DRK Enterprises, Inc.) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

10.2	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

10.4	Form of promissory notes issued by Tulsat to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000 incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on January 9, 2001.

10.5	Revolving Credit and Term Loan Agreement dated September 30, 2004 (“Revolving Credit and Term Loan Agreement”), incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed December 22, 2004.

10.6	Amendment to Revolving Credit and Term Loan Agreement dated September 30, 2005.

10.7	The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s 1998 Annual Meeting, filed April 28, 1998.

10.8	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed November 20, 2003.

21.1	Listing of the Company’s subsidiaries, filed herewith.

23.1	Consent of Tullius Taylor Sartain & Sartain LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date: December 27, 2005	By:	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2005	/s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors

Date: December 27, 2005	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

Date: December 27, 2005	/s/ James W. Brown
James W. Brown, Vice President of Operations, Secretary (Principal Accounting Officer)

Date: December 27, 2005	/s/ Stephen J. Tyde
Stephen J. Tyde, Director

Date: December 27, 2005	/s/ Freddie H. Gibson
Freddie H. Gibson, Director

Date: December 27, 2005	/s/ Henry F. McCabe
Henry F. McCabe, Director

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K.

Exhibit	Description

3.1	Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

4.1	Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission by the Company on October 14, 1999.

10.1	Lease Agreement dated September 15, 1999 by and between Chymiak Investments, L.L.C. and Tulsat (formerly named DRK Enterprises, Inc.) incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission by the Company on December 30, 1999.

10.2	Schedule of documents substantially similar to Exhibit 10.1 incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on December 30, 1999.

10.4	Form of promissory notes issued by Tulsat to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable Trust dated as of February 7, 2000 incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed with the Securities Exchange Commission on January 9, 2001.

10.5	Revolving Credit and Term Loan Agreement dated September 30, 2004, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed December 22, 2004.

10.6	Amendment to Revolving Credit and Term Loan Agreement dated September 30, 2005.

10.7	The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s 1998 Annual Meeting, filed April 28, 1998.

10.8	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive Stock Plan incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed November 20, 2003.

21.1	Listing of the Company’s subsidiaries, filed herewith.

23.1	Consent of Tullius Taylor Sartain & Sartain LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.