Form 10-Q
period 2006-02-13
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2006-02-13
CIK 874292

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     DECEMBER 31, 2005, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM              TO
          ------------    -----------

                     Commission File number 1-10799

                   ADDvantage Technologies Group, Inc.
         (Exact name of registrant as specified in its charter)

            OKLAHOMA                         73-1351610
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)	         Identification No.)

          1605 E. Iola
     Broken Arrow, Oklahoma                     74012
(Address of principal executive office)       (Zip Code)

                             (918) 251-9121
            (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.          Yes    X       No
                               ------         ------
Indicate by check mark whether the registrant is a large accelerated filer, an
accelerated filer, or a non-accelerated filer.   (See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act).

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).           Yes          No   X
                                              -------     ------

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2006 were 10,115,647.













           Part I - Financial Information                                  Page


Financial Information:

   Item 1.   Financial Statements

        Consolidated Balance Sheets
         December 31, 2005 (Unaudited) and September 30, 2005               3

        Consolidated Statements of Income and Comprehensive
         Income (Unaudited)
            Three Months Ended December 31, 2005 and 2004                   5

        Consolidated  Statements of Cash Flows (Unaudited)
            Three Months Ended December 31, 2005 and 2004                   6

        Notes to Unaudited Consolidated Financial Statements                7

   Item 2.

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

   Item 3.

        Quantitative and Qualitative Disclosures About Market Risk         13

   Item 4.

        Controls and Procedures                                            13


                      Part II - Other Information


   Item 6.  Exhibits                                                       13

   Signatures                                                              14

                     ADDVANTAGE TECHNOLOGIES GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                December 31,     September 30,
                                                   2005              2005
                                                (Unaudited)        (Audited)
Assets
Current assets:
  Cash                                         $     733,607    $     449,219
   Accounts receivable, net of allowance of
    $222,000 and $92,000 at December 31, and
    September 30, 2005 respectively                6,460,061        7,671,549
   Inventories, net of allowance for excess and
    obsolete inventory of $1,575,395 at
    December 31, and September 30, 2005
    repectively                                   27,763,873       25,321,149
   Deferred income taxes                           1,024,000          968,000
Total current assets                              35,981,541       34,409,917

Property and equipment, at cost:
   Machinery and equipment                         2,414,874        2,357,182
   Land and buildings                              1,598,808        1,591,413
   Leasehold improvements                            525,006          565,945
                                                ------------      -----------
                                                   4,538,688        4,514,540
Less accumulated depreciation and amortization    (1,858,406)      (1,811,784)
                                                ------------      -----------
Net property and equipment                         2,680,282        2,702,756

Other assets:
   Deferred income taxes                             784,000          786,000
   Goodwill,net                                    1,150,060        1,150,060
   Other assets                                      237,925          220,275
                                                ------------      -----------
Total other assets                                 2,171,985        2,156,335
                                                ------------      -----------
Total assets                                     $40,833,808      $39,269,008













              See notes to unaudited consolidated  financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
                         CONSOLIDATED  BALANCE SHEETS


                                               December 31,     September 30,
                                                  2005              2005
                                               (Unaudited)        (Audited)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                            $  4,260,223     $  4,958,834
   Accrued expenses                               1,140,976        1,876,523
   Accrued income taxes                             791,979          110,691
   Bank revolving line of credit                  3,312,632        2,234,680
   Notes payable - current portion                1,239,589        1,239,071
   Dividends payable                                210,000          210,000
                                               ------------     ------------
Total current liabilities                        10,955,399       10,629,799
Notes payable                                     5,598,074        5,908,199
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized,
   $1.00 par value, at stated value:
    Series B, 7% cumulative; 300,000 shares issued and
    outstanding with a stated value of
      $40 per share                              12,000,000       12,000,000
  Common stock, $.01 par value; 30,000,000 shares
   authorized; 10,095,897 and 10,093,147 shares
    issued and outstanding, respectively            100,959          100,931
  Paid-in capital                                (7,261,833)      (7,265,930)
  Retained earnings                              19,392,561       17,860,967
  Accumulated other comprehensive income:
    Unrealized gain on interest rate swap
    (net of $65,000 and $55,000 in taxes)           102,812           89,206
                                               ------------     ------------
                                                 24,334,499       22,785,174

  Less: Treasury stock, 21,100 shares at cost       (54,164)         (54,164)
Total stockholders' equity                       24,280,335       22,731,010

Total liabilities and stockholders' equity      $40,833,808      $39,269,008











           See notes to unaudited consolidated  financial statements.

                       ADDVANTAGE TECHNOLOGIES GROUP, INC.
           CONSOLIDATED  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                              Three Months Ended December 31,
                                                 2005                2004
Net sales                                     $ 13,540,949      $ 11,117,284
Net service income                               1,212,662         1,143,841
                                              ------------      ------------
Total income                                    14,753,611        12,261,125

Costs of sales                                   8,833,114         7,373,377
Cost of service                                    849,945           831,334
                                              ------------      ------------
Gross profit                                     5,070,552         4,056,414
Operating, selling, general and
 administrative expenses                         2,130,412         1,510,542
Depreciation and amortization                       46,622            57,031
                                              ------------      ------------
Income from operations                           2,893,518         2,488,841
Interest expense                                   146,924           146,154
                                              ------------      ------------
Income before income taxes                       2,746,594         2,342,687
Provision for income taxes                       1,005,000           828,000
                                              ------------      ------------
Net income                                       1,741,594         1,514,687
Other comprehensive income:                   ------------      ------------
  Unrealized gain on interest rate swap
   (net of $10,000 and $6,275 in taxes)             13,606            10,239
                                              ------------      ------------
Comprehensive income                          $  1,755,200      $  1,524,926
                                              ------------      ------------

Net income                                    $  1,741,594      $  1,514,687
Preferred dividends                                210,000           210,000
                                              ------------      ------------
Net income attributable to common stockholders$  1,531,594      $  1,304,687
                                              ============      ============
Earnings per share:
  Basic                                       $       0.15      $       0.13
  Diluted                                     $       0.15      $       0.13

Shares used in per share calculation:
  Basic                                         10,073,297        10,061,756
  Diluted                                       10,116,782        10,117,873












           See notes to unaudited consolidated  financial statements.

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                    2005                2004
                                                    ----                ----
Cash Flows from Operating Activities
Net income                                      $  1,741,594      $  1,514,687
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                       46,622            57,031
  Deferred income tax benefit                        (64,000)              -
  Change in:
   Receivables                                     1,211,488          (286,618)
   Inventories                                    (2,442,724)         (826,411)
   Other assets                                        5,956           (28,732)
   Accounts payable                                 (698,611)        1,181,148
   Accrued expenses                                  (54,259)         (172,961)
                                                ------------      ------------
Net cash (used in) provided by operating
  activities                                        (253,934)        1,438,144
                                                ------------      ------------
Cash Flows from Investing Activities
Additions to property and equipment                  (24,148)           (9,180)
                                                ------------      ------------
Net cash used in investing activities                (24,148)           (9,180)
                                                ------------      ------------
Cash Flows from Financing Activities
Net change under line of credit                    1,077,952          (815,969)
Payments on notes payable                           (309,607)         (309,111)
Proceeds from stock options exercised                  4,125             3,275
Payments of preferred dividends                     (210,000)         (210,000)
                                                ------------      ------------
Net cash provided by (used in) financing activities  562,470        (1,331,805)
                                                ------------      ------------

Net increase in cash                                 284,388            97,159

Cash, beginning of period                            449,219         1,316,239

                                                ------------      ------------
Cash, end of period                             $    733,607      $  1,413,398
                                                ============      ============

Supplemental Cash Flow Information
   Cash paid for interest                       $    146,924      $    146,154
   Cash paid for income taxes                   $    386,500      $    529,947





           See notes to unaudited consolidated  financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2005 have been audited by independent certified public accountants. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.


Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat, Tulsat-Nebraska, Inc., NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc., ADDvantage Technologies Group of Texas, Tulsat-Atlanta, LLC, and Jones Broadband International, Inc, (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies. The Company operates in one business segment.


Note 3 - Earnings per Share

Basic and diluted net earnings per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

                                                Three months ended
                                                   December 31,
                                                2005          2004
                                                ----          ----
Basic EPS Computation:

Net income attributable to
  common stockholders                     $   1,531,594   $  1,304,687

Weighted average outstanding
  common shares                              10,073,297     10,061,756

Earnings per Share - Basic                $        0.15   $       0.13
                                          =============   ============


Diluted EPS Computation:

Net income attributable to
  common stockholders                     $   1,531,594   $  1,304,687

Weighted average outstanding
  common shares                              10,073,297     10,061,756

Potentially dilutive securities
-------------------------------
Effect of dilutive stock options                 43,485         56,117
Weighted average shares outstanding -     -------------   ------------
  assuming dilution                          10,116,782     10,117,873

Earnings per Share - Diluted             $         0.15   $       0.13
                                         ==============   ============


Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At December 31, 2005, a $3,312,632 balance is outstanding under a $7.0 million line of credit due September 30, 2006, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (6.4% at December 31, 2005). At December 31, 2005, $3,687,368 was available for borrowing under the line of credit.

Cash receipts are applied from the Company's lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $43,783 at December 31, 2005, and is included in the bank revolving line of credit.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $6.5 million at December 31, 2005. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (6.9% at December 31, 2005). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At December 31, 2005, the fair market value of the interest rate swap approximated its carrying value of $167,812. Notes payable secured by real estate of $337,663 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

Note 5 - Stock Option Plans

Effective October 1, 2005, the Company adopted SFAS 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values. On October 1, 2005, all outstanding options representing 144,767
shares were fully vested.   Therefore, the adoption of SFAS 123R had no impact
on the Company's results of operations. Employees exercised 2,750 shares during the quarter ended December 31, 2005, and no new options were granted.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products. We also specialize in the sale of refurbished, previously-owned cable television ("CATV") equipment to CATV operators and other broadband communication companies. Within the last three years, we have become distributors for several different manufacturers of equipment and other related products. It is through our development of these relationships that that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs"). As a result, our overall sales increased for the first three months of fiscal 2006. We continue to believe that as cable companies look at expanding their services in key markets and to remain competitive during this period of economic recovery, there will be an emphasis on minimizing their costs, thus creating a higher demand for our repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended
--------------------------------------------------------------
December 31, 2005 and December 31, 2004
---------------------------------------

Net Sales. Net sales increased $2.5 million, or 20.3%, to $14.8 million in the first quarter of fiscal 2006, from $12.3 million for the same period in fiscal 2005, primarily due to the positive results of our marketing initiatives and distributor relationships discussed in the previous paragraph. New equipment sales were up 19.5% to $10.6 million for the current period, compared with $8.9 million for the same period of fiscal 2005. Sales of remanufactured equipment increased 27.0% to $2.8 million for the current period, compared with $2.2 million in the same period last year. Repair service revenues were up 6.1% to $1.21 million for the current quarter, compared with $1.14 million for the same period last year. The acquisition of Jones Broadband accounted for 26.3% of the total net sales increase and all of the repair income increase.

Cost of Sales. Cost of sales includes (i) the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment cost used in repairs, (iii) the related transportation cost, and (iv) the labor and overhead directly related to these sales. Cost of sales increased to $9.7 million for the first quarter of fiscal 2006 from $8.2 million for the same period of fiscal 2005. The increase was primarily due to the increase in sales for the period and the Jones Broadband acquisition, which was responsible for 20.5% of increased cost of sales. Cost of sales for new and refurbished equipment decreased slightly to 65.2% of net sales income for 2006 from 66.3% of net sales income for 2005. Cost of sales for repair services decreased to 70.1% of net service income for 2006 from 72.7% of net service income for 2005.

Gross Profit. Gross profit climbed $1.0 million, or 25.0%, to $5.1 million for the first quarter of fiscal 2006 from $4.1 million for the same period in fiscal 2005. The gross margin percentage was 34.4% for the current quarter, compared to 33.1% for the same quarter last year. The percentage increase was primarily due to the increase in sales described above.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and taxes, occupancy, transportation (other than freight-in), communication and professional services, among other less significant accounts. Operating, selling, general and administrative expenses increased by $620,000 in the first quarter of fiscal 2006, to $2.13 million from $1.51 million for the same period in 2005, an increase of 41.0%. Over half of the increase was due to increased operating costs associated with the Jones Broadband acquisition in August of 2005. The additional increase was due to increased expenses related to the growth of the Company's sales and related activities.

Income from Operations. Income from operations rose $405,000, or 16.3%, to $2.9 million for the first quarter of fiscal 2006 from $2.5 million for the same period last year. This increase was primarily due to increases in sales, partially offset by the increase in operating costs.

Income Taxes. The provision for income taxes for fiscal 2006 increased to $1,005,000 from $828,000 in fiscal 2005. This increase was due to higher pre-tax earnings in fiscal 2006.

Critical Accounting Policies


     Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal year 2005 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

    In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions present in the cable industry. No change to the allowance for excess or obsolete inventory was recorded during the quarter ended December 31, 2005.

     Accounts Receivable Valuation
     -----------------------------

     Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2005, accounts receivable, net of allowance for doubtful accounts of $222,000, amounted to $6.5 million. The $130,000 increase in the doubtful accounts, during the first fiscal quarter ended December 31, 2005, is based on the analysis of a few of the Company's customers' change in paying habits.

     Stock-based Compensation
     ------------------------

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. We adopted SFAS 123R effective
October 1, 2005, and will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight line basis over the requisite service period. We will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. On October 1, 2005, all outstanding options representing 144,767 shares were fully vested. Employees exercised 2,750 shares during the quarter ended December 31, 2005 and no new options were granted.

Liquidity and Capital Resources

     We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (6.4% at December 31, 2005.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. At December 31, 2005, $3,687,368 was available for borrowing under the line of credit. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at December 31, 2005, of $3.3 million, due September 30, 2006. We intend to renew the agreement at the maturity date under similar terms.

     An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $6.5 million at December 31, 2005. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (6.9% at December 31, 2005). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Notes payable secured by real estate of $337,663 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus ..25%.

     We finance our operations primarily through internally generated funds and the bank line of credit. Monthly minimum payments of principal for notes payable and loans used to purchase buildings will be slightly over $1.2 million in the next 12 months. We expect to fund these payments through cash flows from operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At December 31, 2005, the outstanding balances subject to variable interest rate fluctuations totaled $3.3 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

     The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million note payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $167,812 at December 31, 2005, will increase or decrease opposite any future changes in interest rates. All sales and purchases are denominated in U.S. dollars.

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


                                          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                     (Registrant)

                                          /s/  Kenneth A. Chymiak
                                          -------------------------------------
Date:  February 13, 2006                  Kenneth A. Chymiak,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer and
                                           Principal Financial Officer)


                                          /s/  James W. Brown
                                          -------------------------------------
Date:  February 13, 2006                  James W. Brown,
                                          Vice President and Secretary
                                          (Chief Accounting Officer)

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

                               Exhibit 31.1

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth A. Chymiak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ADDvantage Technologies Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15-(e)) for the registrant and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

    b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 13, 2006


                                    /s/ Kenneth A. Chymiak
                                    -------------------------------------------
                                    Kenneth A. Chymiak
                                    Chief Executive Officer and Chief Financial
                                    Officer

                                Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
    TO 18 U.S.C. SECTION 1350, AS ADOPTED PURUSANT TO SECTION 906 OF THE
                         SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-Q of ADDvantage Technologies Group, Inc. (the "Company") for the fiscal quarter ended
December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Kenneth A. Chymiak, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained on the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                /s/Kenneth A. Chymiak
                                       ----------------------------------------
                                        Name:   Kenneth A. Chymiak
                                       Title:   Chief Executive Officer and
                                                Chief Financial Officer
                                        Date:   February 13, 2006