Form 10-Q
period 2006-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2006-05-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006,

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

1221 E. Houston
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
 Yes __X_        No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ______	Accelerated filer ______	Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act). Yes _____ No __X__

Shares outstanding of the issuer's $.01 par value common stock as of May 5, 2006 were 10,142,247.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2006

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$204,868	$449,219
Accounts receivable, net allowance of $383,000 and $92,000	6,427,086	7,671,549
Inventories, net of allowance for excess and obsolete inventory of $1,575,395 and $1,575,395	26,592,677	25,321,149
Deferred income taxes	1,182,750	968,000
Total current assets	34,407,381	34,409,917
Property and equipment, at cost:
Machinery and equipment	2,429,540	2,357,182
Land and buildings	1,606,730	1,591,413
Leasehold improvements	525,006	565,945
	4,561,276	4,514,540
Less accumulated depreciation and amortization	(1,919,043)	(1,811,784)
Net property and equipment	2,642,233	2,702,756

Other assets:
Deferred income taxes	702,250	786,000
Goodwill	1,150,060	1,150,060
Other assets	295,946	220,275
Total other assets	2,148,256	2,156,335

Total assets	$39,197,870	$39,269,008

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2006,	2005
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,934,846	$4,958,834
Accrued expenses	1,238,350	1,876,523
Accrued income taxes	78,245	110,691
Bank revolving line of credit	3,711,913	2,234,680
Notes payable - current portion	1,246,656	1,239,071
Dividends payable	210,000	210,000
Total current liabilities	8,420,190	10,629,799

Notes payable	5,281,219	5,908,199
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $1.00 par value, at stated value: Series B, 7% cumulative; 300,000 shares issued and outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares authorized; 10,163,247 and 10,093,147 shares issued and outstanding, respectively	101,632	100,931
Paid-in capital	(6,937,922)	(7,265,930)
Retained earnings	20,259,359	17,860,967
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	127,556	89,206
	25,550,625	22,785,174

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	25,496,461	22,731,010

Total liabilities and stockholders’ equity	$39,197,870	$39,269,008

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales income	$11,198,570	$8,681,531	$24,739,519	$19,798,815
Net service income	1,220,587	1,213,355	2,433,249	2,357,196
Total income	12,419,157	9,894,886	27,172,768	22,156,011

Costs of sales	7,474,629	5,540,336	16,307,743	12,913,713
Cost of service	848,717	834,834	1,698,662	1,666,168
Gross profit	4,095,811	3,519,716	9,166,363	7,576,130
Operating, selling, general and
administrative expenses	2,262,251	1,587,332	4,392,663	3,097,874
Depreciation and amortization	60,637	58,109	107,259	115,140
Income from operations	1,772,923	1,874,275	4,666,441	4,363,116
Interest expense	165,125	147,037	312,049	293,191
Income before income taxes	1,607,798	1,727,238	4,354,392	4,069,925
Provision for income taxes	531,000	639,000	1,536,000	1,467,000

Net income	1,076,798	1,088,238	2,818,392	2,602,925

Other comprehensive income:
Unrealized gain on interest rate swap (net of $13,000, $46,584, $23,000 and $52,859 in taxes)	24,744	76,004	38,350	86,243
Comprehensive income	$1,101,542	$1,164,242	$2,856,742	$2,689,168

Net income	$1,076,798	$1,088,238	$2,818,392	$2,602,925
Preferred dividends	210,000	210,000	420,000	420,000
Net income attributable
to common stockholders	$866,798	$878,238	$2,398,392	$2,182,925

Earnings per share:
Basic	$0.09	$0.09	$0.24	$0.22
Diluted	$0.09	$0.09	$0.24	$0.22

Shares used in per share calculation
Basic	10,133,147	10,065,128	10,122,685	10,063,441
Diluted	10,172,143	10,117,578	10,182,106	10,117,972

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$2,818,392	$2,602,925
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	107,259	115,140
Deferred income tax benefit	(131,000)	(48,859)
Change in:
Receivables	1,244,463	638,813
Inventories	(1,271,528)	(2,303,246)
Other assets	(37,321)	(56,779)
Accounts payable	(3,023,988)	1,218,651
Accrued liabilities	(670,439)	(436,766)
Net cash provided by operating activities	(964,162)	1,729,879

Cash Flows from Investing Activities
Additions to property and equipment	(46,736)	(57,677)
Net cash used in investing activities	(46,736)	(57,677)

Cash Flows from Financing Activities
Net change under line of credit	1,477,233	(1,389,433)
Payments on notes payable	(619,395)	(618,392)
Proceeds from stock options exercised	328,709	16,935
Payments of preferred dividends	(420,000)	(420,000)
Net cash (used in) or provided by financing activities	766,547	(2,410,890)

Net decrease in cash	(244,351)	(738,688)

Cash, beginning of period	449,219	1,316,239

Cash, end of period	$204,868	$577,551

Supplemental Cash Flow Information
Cash paid for interest	$305,041	$293,191
Cash paid for income taxes	$1,717,500	$1,930,972

See notes to unaudited consolidated condensed financial statements.

Notes to unaudited consolidated condensed financial statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2005 have been audited by an independent registered public accounting firm. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, NCS Industries, Inc., ADDvantage Technologies Group of Missouri, ADDvantage Technologies Group of Texas, Tulsat - Atlanta, LLC., and Jones Broadband International, Inc., (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies. The Company operates in one business segment.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Basic EPS Computation:

Net income attributable to
common stockholders	$866,798	$878,238	$2,398,392	$2,182,925

Weighted average outstanding
common shares	10,133,147	10,065,128	10,122,685	10,063,441

Earnings per Share - Basic	$0.09	$0.09	$0.24	$0.22

Diluted EPS Computation:

Net income attributable to
common stockholders	$866,798	$878,238	$2,398,392	$2,182,925

Weighted average outstanding
common shares	10,133,147	10,065,128	10,122,685	10,063,441

Potentially dilutive securities
Effect of dilutive stock options	38,996	52,450	59,421	54,531
Weighted average shares outstanding
assuming dilution	10,172,143	10,117,578	10,182,106	10,117,972

Earnings per Share - Diluted	$0.09	$0.09	$0.24	$0.22

Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At March 31, 2006, a $3,711,913 balance is outstanding under a $7.0 million line of credit due September 30, 2006, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (6.83% at March 31, 2006). $3.3 million of the $7.0 million line of credit was available at March 31, 2006. Borrowings under the line of credit are limited to the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $347,680 at March 31, 2006, and is included in the bank revolving line of credit.

An $8.0 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $6.2 million at March 31, 2006. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At March 31, 2006, the fair market value of the interest rate swap approximated its carrying value of $205,556.

Notes payable secured by real estate of $327,875 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

Note 5 - Stock Option Plans

Prior to fiscal year 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”) and related interpretations. Accordingly, the company historically recognized no compensation expense for grants of stock options to employees because all stock options had an exercise price equal to the market price of the underlying common stock on the date of the grant.

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards 123R, “Share Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value. The Company has elected the modified-prospective transition method of adopting SFAS 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123R does not require the Company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income. On October 1, 2005, all outstanding options, representing 144,767 shares, were fully vested. Therefore, SFAS 123R had no impact on the Company’s statement of income on the date of adoption.

On March 6, 2006, the Company issued nonqualified stock options totaling 35,000 to directors and executives. A portion of these options vested at the grant date and the remaining vest over 4 years. The company used the Black Scholes pricing model to calculate the value of the options. The value of the options granted on March 6 totaled $120,510. The Company recorded compensation expense of $88,537 during the quarter ended March 31, 2006. The remaining $37,973 represents the value of the unvested portion of the options issued and will be amortized as compensation expense over the 4 year vesting term.

Employees exercised 67,350 options during the quarter ended March 31, 2006.

Note 6 - Subsequent Events and Commitments and Contingencies

On March 30, 2006, the Company issued a press release announcing the move of its corporate headquarters and the headquarters of its subsidiary Tulsat in Broken Arrow, Oklahoma. This move was not completed as of the date of this report. During the quarter ended March 31, 2006, the Company was not charged rent for the new facility but continued to incur rent on the facilities being vacated. The Company has the option to buy or lease the new facility and anticipates making this decision during the quarter ending June 30, 2006. In addition, the Company expects to terminate the leases on its vacated facilities without significant penalties. The change in cost from the rents on the existing leases to the rent, or depreciation and interest, on the new facility is not expected to be significant.

The facilities being vacated and the new facility are all owned by entities that are owned by David E. Chymiak and Kenneth A. Chymiak. Management believes that the terms of the occupancy agreements with the entities owned by Messrs Chymiak are consistent with the terms available under similar agreements with third parties.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products. We also specialize in the sale of new surplus and refurbished previously-owned cable television ("CATV") equipment to CATV operators and other broadband communication companies. Within the last three years, we have become distributors for several different manufacturers of CATV equipment and other related products. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs"). We continue to believe that as cable companies look to expand their services in key markets and to remain competitive, there will be an emphasis on minimizing their costs, thus creating a higher demand for our repair services and surplus-new equipment.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005

Net Sales. Net sales increased $2.5 million, or 25.5%, to $12.4 million in the second quarter of fiscal 2006 from $9.9 million for the same period in fiscal 2005. New equipment sales increased $2.9 million, or 45%, to $9.4 million in the second quarter of fiscal 2006 from $6.5 million for the same period in fiscal 2005. Our continued growth in new equipment sales results from midsize and large MSO customers adding new equipment to expand their bandwiths in an effort to offer bundled services that include video, data and telephony. The acquisition of Jones Broadband International in the fourth quarter of fiscal 2005 was responsible for 20% of the growth in new equipment sales. Refurbished sales dropped 18% to $1.7 million for the current quarter, compared with $2.1 million for the same period last year. Repair sales were up 6.5% to $1.19 million for the current quarter, compared with $1.12 million for the same period last year.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $1.9 million, or 30.6%, to $8.3 million in the second quarter of fiscal 2006 from $6.4 million for the same period of fiscal 2005. This increase was primarily due to the increase in new equipment sales for the period and the Jones Broadband International acquisition, which was responsible for 33% of the total increased cost of sales.

Gross Profit. Gross profit increased $576,000, or 16.4%, to $4.1 million for the second quarter of fiscal 2006 from $3.5 million for the same period in fiscal 2005. The gross margin percentage dropped to 33.0% of revenue for the current quarter, compared to 35.6% of revenue for the same quarter last year. The margin percentage decrease was primarily due to increases in new product sales, as a percentage of total sales, at lower gross margins than refurbished and repairs sales which remained consistent between the two periods.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, transportation (other than freight-in), communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses increased $677,446, or 41.2%, to $2.3 million in the second quarter of fiscal 2006 from $1.7 million for the same period in 2005. Incremental operating, selling general and administrative expenses from the acquisition of Jones Broadband International was responsible for $328,685, or 48.5% of the increased expenses. Other increased expenses in the second quarter of 2006 include an increase in the reserve for bad debt of $150,000 and $88,537 of compensation costs for stock options issued, resulting from the implementation of FAS 123R. Prior to fiscal 2006, the Company accounted for stock options under the guidelines of APB 25, which did not result in expense recognition when stock options were granted.

Income from Operations. Income from operations decreased $101,351, or 5.4%, to $1.6 million for the second quarter of fiscal 2006 from $1.7 million for the same period last year. This decrease was primarily due to the decrease in gross margin percentage and the increase in operating, selling, general and administrative expenses, discussed herein.

Interest Expense. Interest expense for the second quarter of fiscal year 2006 was $165,125 compared to $147,036 for the same period last year. The increase was primarily attributable to an increase in borrowings on the line of credit. As of March 31, 2006 the line of credit balance was $3.7 million, compared to $1.8 million as of March 31, 2005.

Income Taxes. The provision for income taxes for the second quarter of fiscal 2006 was $531,000 or 33% of profit before tax, compared to $639,000 or 37% of profit before tax for the same period last year. The decrease was primarily due to lower pre-tax earnings in the second quarter of fiscal 2006 and a decrease in the estimated effective 2006 tax rate due to stock options exercised in the quarter ending March 31, 2006 and an increase in the estimated stock options that will be exercised in fiscal year 2006.

Comparison of Results of Operations for the Six Months Ended March 31, 2006 and March 31, 2005

Net Sales. Net sales increased $4.9 million, or 22.3%, to $27.2 million for the six months ended March 31, 2006 from $22.2 million for the same period in fiscal 2005. New equipment sales increased $4.6 million, or 30.0%, to $20.1 million for the six months ended March 31, 2006 from $15.4 million for the same period in fiscal 2005. Our continued growth in new equipment sales results from midsize and large MSO customers adding new equipment to expand their bandwiths in an effort to offer bundled services that include video, data and telephony. In addition, the acquisition of Jones Broadband International accounted for 16% of the new equipment sales increase. Refurbish sales grew 5.1% to $4.5 million for the six months ended March 31, 2006, from $4.3 million for the same period in 2005. Repair service revenues grew 4.8% to $2.36 million for the six months ended March 31, 2006, compared with $2.25 million for the same period last year.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $3.4 million, or 23.3%, to $18.0 million for the six months ended March 31, 2006 from $14.6 million for the same period of fiscal 2005. This increase was primarily due to increased new product sales for the period and the acquisition of Jones Broadband International which accounted for 28% of the total cost of sales increase.

Gross Profit. Gross profit increased $1.6 million, or 21%, to $9.2 million for the six months ended March 31, 2006 from $7.6 million for the same period in fiscal 2005. The gross margin percentage was 33.7% for the current period, compared to 34.2% for the same period last year. The margin percentage decrease was primarily due to increases in new product sales, as a percentage of total sales, at lower gross margins than refurbished and repairs sales which held less of a percentage of total sales from the previous period.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, transportation (other than freight-in), communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses increased $1.3 million, or 41.1%, to $4.5 million for the six months ended March 31, 2006 from $3.2 million for the same period in 2005. Incremental operating, selling, general and administrative expenses from the acquisition of Jones Broadband International was responsible for $671,423, or 52% of the increased expenses. Other increased expenses in the first six months of fiscal 2006 include an increase in the reserve for bad debt of $290,000 and $88,537 of compensation costs for stock options issued, resulting from the implementation of FAS 123R. Prior to fiscal 2006, the Company accounted for stock options under the guidelines of APB 25, which did not result in expense recognition when stock options were granted.

Income from Operations. Income from operations increased $303,325, or 7.0%, to $4.7 million for the six months ended March 31, 2006 from $4.4 million for the same period last year. The increase was primarily due to the increase in sales of new and refurbished equipment partially offset by the increase in operating, selling, general and administrative expenses, discussed herein.

Interest Expense. Interest expense for the six months ended March 31, 2006 totaled $312,049 compared to $293,191 for the same period last year. The increase was primarily attributable to an increase in borrowings on the line of credit. As of March 31, 2006 the line of credit balance was $3.7 million, compared to $1.8 million as of March 31, 2005.

Income Taxes. The provision for income taxes for the six months ended March 31, 2006 totaled $1.5 million or 33% of profit before taxes, compared to $1.5 million, or 36% of profit before taxes for the same period last year. The reduced effective tax rate resulted from stock options exercised in the quarter ending March 31, 2006 and an increase in the estimated stock options that will be exercised in fiscal year 2006.
.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2005 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

We market our products primarily to MSOs and other users of cable television equipment who are seeking products which manufacturers have discontinued production, or are seeking shipment on a same-day basis. Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross profit margins on our sales. Carrying these significant inventories represents our greatest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we make in a reasonable period. Over the past two years, our investment in inventory has shifted to predominantly new products purchased from manufacturers and surplus-new products, which are unused products purchased from other distributors or MSOs.

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. Demand for some of the items in our inventory has been impacted by recent economic conditions in the cable industry. As of September 30, 2005 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling $1,575,000. No addition to this allowance was recorded during the six months ended March 31, 2006.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2006, accounts receivable, net of allowance for doubtful accounts of $383,000, amounted to $6.4 million.

Liquidity and Capital Resources

We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (6.83% at March 31, 2006.) This line of credit will provide the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2006, of $3.7 million, due September 30, 2006. $3.3 million of the $7.0 million line of credit was available at March 31, 2006. We intend to renew the agreement at the maturity date under similar terms.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $6.2 million at March 31, 2006. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%.

Notes payable secured by real estate of $327,875 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

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

ITEM 3. Quantitative and qualitative disclosures about market risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At March 31, 2006, the outstanding balances subject to variable interest rate fluctuations totaled $3.7 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $205,556 at March 31, 2006, will increase or decrease opposite any future changes in interest rates.

The Company does business in North America and Latin America. All sales and purchases are denominated in U.S. dollars. The majority of all sales into Latin America are made on a prepayment basis.

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that we are able to collect the information we are required to disclose in the reports we file or submit under the Exchange Act, and to record, process, summarize and report this information within the time periods specified in the rules of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

During the period covered by this report on Form 10-Q, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—Other Information

ITEM 4. Submission of matters to vote of security holders

The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Corporate Offices of ADDvantage Technologies Group, Inc. on March 7, 2006. At the meeting, the following directors were elected for one year terms (with the votes as indicated):

	FOR	WITHHELD
Kenneth A. Chymiak	10,077,640	51,507
David E. Chymiak	10,087,540	41,607
Stephen J. Tyde	10,079,715	49,432
Freddie H. Gibson	10,089,615	39,532
Henry F. McCabe	10,087,615	41,532

The shareholders also approved the appointment of Hogan and Slovacek as the Company’s auditors for fiscal 2006 with 10,128,897 votes FOR, 0 votes AGAINST, and 250 votes ABSTAINING.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date: May 15, 2006	By:	/s/ KENNETH A. CHYMIAK
Kenneth A. Chymiak
(President and Chief Executive Officer)

Date: May 15, 2006	By:	/s/ DANIEL E. O'KEEFE
Daniel E. O'Keefe
(Chief Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.