Form 10-Q
period 2006-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2006-08-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006,

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM________________ TO ______________

Commission File number 1-10799

ADDvantage Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 E. Houston
Broken Arrow, Oklahoma 74012
(918) 251-9121
(Address of principal executive offices, zip code and telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months
(or for much shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X____  No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ________	Accelerated filer _________	Non-accelerated filer ____X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act). Yes _____ No ____X___

Shares outstanding of the issuer's $.01 par value common stock as of July 28, 2006 were 10,252,428.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2006

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$173,232	$449,219
Accounts receivable, net allowance of $391,000 and $92,000, respectively	6,388,893	7,671,549
Inventories, net of allowance for excess and obsolete inventory of $1,626,000 and $1,575,000, respectively	26,966,067	25,321,149
Deferred income taxes	1,229,000	968,000
Total current assets	34,757,192	34,409,917
Property and equipment, at cost:
Machinery and equipment	2,501,852	2,357,182
Land and buildings	1,607,648	1,591,413
Leasehold improvements	525,006	565,945
	4,634,506	4,514,540
Less accumulated depreciation and amortization	(1,972,897)	(1,811,784)
Net property and equipment	2,661,609	2,702,756

Other assets:
Deferred income taxes	658,715	786,000
Goodwill	1,560,183	1,150,060
Other assets	273,598	220,275
Total other assets	2,492,496	2,156,335

Total assets	$39,911,297	$39,269,008

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006,	2005
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,147,014	$4,958,834
Accrued expenses	1,353,030	1,876,523
Accrued income taxes	109,416	110,691
Bank revolving line of credit	1,776,221	2,234,680
Notes payable - current portion	1,240,783	1,239,071
Dividends payable	210,000	210,000
Total current liabilities	7,836,464	10,629,799

Notes payable	4,977,266	5,908,199
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $1.00 par value, at stated value;
Series B, 7% cumulative; 300,000 shares issued and outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares authorized;
10,251,428 and 10,093,147 shares issued and outstanding, respectively	102,514	100,931
Paid-in capital	(6,481,917)	(7,265,930)
Retained earnings	21,392,058	17,860,967
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	139,076	89,206
	27,151,731	22,785,174

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	27,097,567	22,731,010

Total liabilities and stockholders’ equity	$39,911,297	$39,269,008

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales income	$11,926,117	$11,129,027	$36,665,636	$30,927,842
Net service income	1,273,342	964,864	3,706,591	3,322,060
Total income	13,199,459	12,093,891	40,372,227	34,249,902

Costs of sales	8,263,239	7,246,552	24,570,982	20,160,265
Cost of service	740,651	588,752	2,439,313	2,254,920
Gross profit	4,195,569	4,258,587	13,361,932	11,834,717
Operating, selling, general and
administrative expenses	1,982,489	1,636,968	6,375,152	4,734,842
Depreciation and amortization	59,554	59,526	166,813	174,666
Income from operations	2,153,526	2,562,093	6,819,967	6,925,209
Interest expense	106,827	145,667	418,876	438,858
Income before income taxes	2,046,699	2,416,426	6,401,091	6,486,351
Provision for income taxes	704,000	970,000	2,240,000	2,437,000

Net income	1,342,699	1,446,426	4,161,091	4,049,351

Other comprehensive income:

Unrealized gain (loss) on interest rate swap net of taxes	11,520	(35,934)	49,870	50,309
Comprehensive income	$1,354,219	$1,410,492	$4,210,961	$4,099,660

Net income	$1,342,699	$1,446,426	$4,161,091	$4,049,351
Preferred dividends	210,000	210,000	630,000	630,000
Net income attributable
to common stockholders	$1,132,699	$1,236,426	$3,531,091	$3,419,351

Earnings per share:
Basic	$0.11	$0.12	$0.35	$0.34
Diluted	$0.11	$0.12	$0.35	$0.34

Shares used in per share calculation
Basic	10,171,534	10,070,172	10,125,992	10,065,685
Diluted	10,206,152	10,097,155	10,174,415	10,109,744

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$4,161,091	$4,049,351
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	166,813	174,666
Deferred income tax benefit	(154,000)	(36,834)
Change in:
Receivables	1,282,656	(523,291)
Inventories	(1,644,918)	(1,772,165)
Other assets	(3,453)	(15,968)
Accounts payable	(1,811,820)	499,816
Accrued liabilities	(524,768)	(70,422)
Net cash provided by operating activities	1,471,601	2,305,153

Cash Flows from Investing Activities
Additions to property and equipment	(65,504)	(150,766)
Net assets acquired, net of cash	(450,000)	-
Net cash used in investing activities	(515,504)	(150,766)

Cash Flows from Financing Activities
Net change under line of credit	(458,459)	(1,328,119)
Payments on notes payable	(929,221)	(927,686)
Proceeds from stock options exercised	785,596	16,935
Payments of preferred dividends	(630,000)	(630,000)
Net cash used in financing activities	(1,232,084)	(2,868,870)

Net decrease in cash	(275,987)	(714,483)

Cash, beginning of period	449,219	1,316,239

Cash, end of period	$173,232	$601,756

Supplemental Cash Flow Information
Cash paid for interest	$421,668	$438,858
Cash paid for income taxes	$2,577,509	$2,358,972

See notes to unaudited consolidated financial statements.

Notes to unaudited consolidated financial statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2005 have been audited by an independent registered public accounting firm. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, NCS Industries, Inc., ADDvantage Technologies Group of Missouri, ADDvantage Technologies Group of Texas, Tulsat - Atlanta, LLC., Jones Broadband International, Inc., and Tulsat-Pennsylvania, LLC (collectively, the "Company"), sells new, surplus, and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies. The Company operates in one business segment.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Basic EPS Computation:

Net income attributable to
common stockholders	$1,132,699	$1,236,426	$3,531,091	$3,419,351

Weighted average outstanding
common shares	10,171,534	10,070,172	10,125,992	10,065,685

Earnings per Share - Basic	$0.11	$0.12	$0.35	$0.34

Diluted EPS Computation:

Net income attributable to
common stockholders	$1,132,699	$1,236,426	$3,531,091	$3,419,351

Weighted average outstanding
common shares	10,171,534	10,070,172	10,125,992	10,065,685

Potentially dilutive securities
Effect of dilutive stock options	34,618	26,983	48,423	44,059
Weighted average shares outstanding
- assuming dilution	10,206,152	10,097,155	10,174,415	10,109,744

Earnings per Share - Diluted	$0.11	$0.12	$0.35	$0.34

Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At June 30, 2006, a $1,776,221 balance is outstanding under a $7.0 million line of credit due September 30, 2006, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (7.35% at June 30, 2006). $5.2 million of the $7.0 million line of credit was available at June 30, 2006. Borrowings under the line of credit are limited to the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $1,052,633 at June 30, 2006, and is included in the bank revolving line of credit.

An $8.0 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $5.9 million at June 30, 2006. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.85% as of June 30, 2006). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At June 30, 2006, the fair market value of the interest rate swap approximated its carrying value of $226,076.

Notes payable secured by real estate of $318,049 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

Note 5 - Stock Option Plans

Prior to fiscal year 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, the company historically recognized no compensation expense for grants of stock options to employees because all stock options had an exercise price equal to the market price of the underlying common stock on the date of the grant.

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value. The Company has elected the modified-prospective transition method of adopting SFAS 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123R does not require the company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income. On October 1, 2005, all outstanding options, representing 144,767 shares, were fully vested. Therefore, SFAS 123R had no impact on the Company’s statement of income on the date of adoption.

On March 6, 2006, the Company issued nonqualified stock options covering a total of 35,000 shares to directors and executives. A portion of these options vested at the grant date and the remaining vest over 4 years. The company estimates the fair value of the options granted using the Black- Scholes option valuation model and the assumptions shown in the table below. The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options. The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on it’s common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term. The Company has never paid cash dividends on its common stock and does not anticipate paying and cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Nine Months Ended
June 30, 2006
Average expected life	5.5
Average expected volatility factor	63%
Average risk-free interest rate	4.7%
Average expected dividend yield	------

The estimated fair value of the options granted on March 6 totaled $120,510. The Company recorded compensation expense of $93,324 during the nine months ended June 30, 2006. The remaining $33,186 represents the value of the unvested portion of the options issued and will be amortized as compensation expense over the remaining 4 year vesting term.

Employees exercised options covering 14,000 shares during the quarter ended June 30, 2006.

Note 6 - Subsequent Events and Commitments and Contingencies

On March 30, 2006, the Company issued a press release announcing the move of its corporate headquarters and the headquarters of its subsidiary Tulsat in Broken Arrow, Oklahoma. This move was not completed as of the date of this report. During the quarter ended June 30, 2006, the Company was not charged rent for the new facility but continued to incur rent on the facilities being vacated. On August 2, 2006 the company decided to purchase the building. As of the date of this report the agreement and corresponding note payable have not been finalized. The Company expects to be able to terminate the leases on its vacated facilities without significant penalties. The change in cost from the rents on the existing leases to the depreciation and interest on the new facility is not expected to be significant.

The facilities being vacated and the new facility being purchased are all owned by entities that are owned by David E. Chymiak and Kenneth A. Chymiak. Management believes that the terms of the occupancy agreements with the entities owned by Messrs Chymiak are comparable to the terms available under similar agreements with third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the year ended September 30, 2005, contained in the Company's 2005 Annual Report on Form 10-K.

Overview

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband new products and we are a distributor for several other manufacturers of cable television ("CATV") equipment. We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs") and Telecommunication Companies (“Telcoms”). These customers provide an array of different communications services as well as compete in their ability to offer CATV customers ‘Triple Play’ transmission services, including data, voice and video.

Result of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005

Net Sales. Net sales increased $1.1 million, or 9.1%, to $13.2 million in the second quarter of fiscal 2006 from $12.1 million for the same period in fiscal 2005. New equipment sales increased $0.8 million, or 8.9%, to $9.8 million in the third quarter of fiscal 2006 from $9.0 million for the same period in fiscal 2005. Our continued growth in new equipment sales results from midsize and large MSO customers adding new equipment to expand their bandwidths in an effort to offer bundled services that include video, data and telephony. Refurbished sales dropped 4.8% to $2.0 million for the current quarter, compared with $2.1 million for the same period last year. Refurbished sales decreased slightly this quarter as many new and existing customers are choosing to upgrade their systems with new equipment to increase bandwidth rather than choosing to replace equipment with more cost-effective refurbished gear. Repair sales were up 30.0% to $1.3 million for the current quarter, compared with $1.0 million for the same period last year. Our repair service revenues increased due to the incremental revenues from Jones Broadband International, acquired on August 19th, 2005, and our continued relationship as an authorized repair center for a major CATV equipment manufacturer.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $1.2 million, or 15.4%, to $9.0 million in the third quarter of fiscal 2006 from $7.8 million for the same period of fiscal 2005. This increase was primarily due to increased new product sales and the incremental cost of sales from Jones Broadband International, acquired in the fourth quarter of fiscal 2005, which accounted for 37.0% of the total cost of sales increase.

Gross Profit. Gross profit decreased $0.1 million to $4.2 million for the third quarter of fiscal 2006 from $4.3 million for the same period in fiscal 2005. The gross margin percentage dropped to 31.8% of revenue for the current quarter, compared to 35.2% of revenue for the same quarter last year. The margin percentage decrease was primarily due to the continued change in our product line mix. Sales of new equipment, which have lower gross margins, continue to increase as a percentage of total revenue, over refurbished and repair sales. As such, this increase in new equipment sales results in a lower overall gross margin percentage.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, transportation (other than freight-in), communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses increased $0.3 million, or 17.6%, to $2.0 million in the third quarter of fiscal 2006 from $1.6 million for the same period in 2005. Incremental operating, selling, general and administrative expenses from Jones Broadband International, acquired in the fourth quarter of fiscal 2005, was responsible for 79.0% of the increased expenses.

Income from Operations. Income from operations decreased $0.4 million, or 15.4%, to $2.2 million for the third quarter of fiscal 2006 from $2.6 million for the same period last year. This decrease was primarily due to the decrease in gross margin percentage resulting from changes in our product line mix discussed herein. The third quarter incremental income from operations resulting from Jones Broadband International, acquired in the fourth quarter of fiscal year 2005, was $0.05 million.

Interest Expense. Interest expense for the third quarter of fiscal year 2006 was $0.1 million compared to $0.1 million for the same period last year. As of June 30, 2006 the line of credit balance was $1.8 million, compared to $1.9 million as of June 30, 2005.

Income Taxes. The provision for income taxes for the third quarter of fiscal 2006 was $0.7 million or 34.0% of profit before tax, compared to $1.0 million or 40.0% of profit before tax for the same period last year. The decrease was primarily due to lower pre-tax earnings in the third quarter of fiscal 2006 and a decrease in the estimated effective 2006 tax rate due to stock options exercised in the nine months ending June 30, 2006.

Comparison of Results of Operations for the Nine Months Ended June 30, 2006 and June 30, 2005

Net Sales. Net sales increased $6.2 million, or 18.1%, to $40.4 million for the nine months ended June 30, 2006 from $34.2 million for the same period in fiscal 2005. New equipment sales increased $5.4 million, or 22.1%, to $29.8 million for the nine months ended June 30, 2006 from $24.4 million for the same period in fiscal 2005. Our continued growth in new equipment sales results from midsize and large MSO customers adding new equipment to expand their bandwidths in an effort to offer bundled services that include video, data and telephony. Refurbish sales grew 3.2% to $6.5 million for the nine months ended June 30, 2006, from $6.3 million for the same period in 2005. We have experienced limited sales growth in our refurbished product line as many new and existing customers are choosing to upgrade their systems in an effort to increase bandwith rather than choosing a more cost effective replacement option. Repair service revenues grew 12.1% to $3.7 million for the nine months ended June 30, 2006, compared with $3.3 million for the same period last year.  Our repair service revenues increased due to the incremental revenues from Jones Broadband International, acquired in the fouth quarter of fiscal 2005, and our continued relationship as an authorized repair center for a major CATV equipment manufacturer.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $4.6 million, or 20.5%, to $27.0 million for the nine months ended June 30, 2006 from $22.4 million for the same period of fiscal 2005. This increase was primarily due to the increase in new equipment sales and the incremental cost of sales from Jones Broadband International, acquired in the fourth quarter of fiscal 2005, which accounted for 32.0% of the total cost of sales increase.

Gross Profit. Gross profit increased $1.6 million, or 13.6%, to $13.4 million for the nine months ended June 30, 2006 from $11.8 million for the same period in fiscal 2005. The gross margin percentage was 33.1% for the current period, compared to 34.6% for the same period last year. The margin percentage decrease was primarily due to the continued change in our product line mix. Sales of new equipment, which have lower gross margins, continue to increase as a percentage of total revenue, over refurbished and repair sales. As such, this increase in new equipment sales results in a lower overall gross margin percentage.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, transportation (other than freight-in), communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses increased $1.7 million, or 36.2%, to $6.4 million for the nine months ended June 30, 2006 from $4.7 million for the same period in 2005. Incremental operating, selling, general and administrative expenses from the acquisition of Jones Broadband International was responsible for $0.9, or 56.3% of the increased expenses. Other increased expenses in the first nine months of fiscal 2006 include an increase in the reserve for bad debt of  $0.3 million and $0.1 million of compensation costs for stock options issued, resulting from the implementation of FAS 123R. Prior to fiscal 2006, the Company accounted for stock options under the guidelines of APB 25, which did not result in expense recognition when stock options were granted.

Income from Operations. Income from operations decreased $0.1 million, or 1.4%, to $6.8 million for the nine months ended June 30, 2006 from $6.9 million for the same period last year. Income from operations decreased due to the decrease in gross margin percentage resulting from changes in our product line mix discussed herein. The nine month incremental income from operations resulting from Jones Broadband International, acquired in the fourth quarter of fiscal year 2005, was $0.1 million.

Interest Expense. Interest expense for the nine months ended June 30, 2006 totaled $0.4 million compared to $0.4 for the same period last year. As of June 30, 2006 the line of credit balance was $1.8 million, compared to $1.9 million as of June 30, 2005.

Income Taxes. The provision for income taxes for the nine months ended June 30, 2006 totaled $2.2 million or 35.0% of profit before taxes, compared to $2.4 million, or 38.0% of profit before taxes for the same period last year. The reduced effective tax rate resulted primarily from the effect of stock options exercised in the nine months ended June 30, 2006.

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

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. As of June 30, 2006 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling $1.6 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2006, accounts receivable, net of allowance for doubtful accounts of $0.4 million, amounted to $6.4 million.

Liquidity and Capital Resources

We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (7.35% at June 30, 2006.) This line of credit will provide the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at June 30, 2006, of $1.8 million, due September 30, 2006. $5.2 million of the $7.0 million line of credit remained unused and available at June 30, 2006. We intend to renew the agreement at the maturity date under similar terms.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $5.9 million at June 30, 2006. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%. An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%.

Notes payable secured by real estate of $318,049 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

We finance our operations primarily through internally generated funds and the bank line of credit. Monthly payments of principal for notes payable and loans used to purchase buildings total $1.2 million in the next 12 months. We expect to fund these payments through cash flow from operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At June 30, 2006, the outstanding balances subject to variable interest rate fluctuations totaled $1.8 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $226,076 at June 30, 2006, will increase or decrease based on any future changes in interest rates.

The Company does business primarily in North America and Latin America. All sales and purchases are denominated in U.S. dollars. The majority of all sales into Latin America are made on a prepayment basis.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On June 30, 2006, the Company completed the purchase of the business and certain assets of Broadband Remarketing International, LLC (BRI). As payment for BRI's business and certain assets, the company issued 86,761 shares of the Company’s unregistered common stock, having a fair market value of $450,000, to the owners of BRI. The shares transaction was exempt from registration by virtue of the exemption provided by Section 4(2) of the Securities Act of 1933 as the issuance did not involve any public offering.

Item 6. Exhibits

Exhibit No. Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date: August 11, 2006	Kenneth A. Chymiak
(President Chief Executive Officer)

/s/ Daniel E. O'Keefe
Date: August 11, 2006	Daniel E. O’Keefe
(Chief Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No. Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.