Form 10-K
period 2006-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2006-12-28
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10799

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 E. Houston, Broken Arrow, Oklahoma	74012
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121

Securities registered under Section 12(b) of the Act
Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Echange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act)
Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2006 was $34,446,944.
Yes ☐ No ☒

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,232,756 as of December 12th, 2006.

Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2007 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s most recent fiscal year.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              FORM 10-K
           YEAR ENDED SEPTEMBER 30, 2006

PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the "Company") operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters. The words “estimates,” “projects,” “intends,” “expects,” “anticipates,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference. These and other statements which are not historical facts are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are subject to a number of risks, uncertainties and developments beyond the control or foresight of the Company, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in the forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described herein and in other documents we file from time to time with the Securities and Exchange Commission.

Background

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television ("CATV") industry.  The products we sell and service are used to acquire, distribute, receive and protect the communications signals carried on fiber optic, coaxial cable and wireless distribution systems.  Our customers provide an array of communications services including television, high-speed data (internet) and telephony, to single family dwellings, apartments and institutions such as hospitals, prisons, universities, schools, cruise boats and others.

We continue to expand market presence by creating a network of regionally based subsidiaries that focus on servicing customers in their markets. The current subsidiary network includes Tulsat Corporation ("Tulsat"), NCS Industries, Inc. ("NCS"), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba "ComTech Services"), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba "Tulsat Texas"), Jones Broadband International, Inc. ("Jones Broadband") and Tulsat-Pennsylvania LLC (dba "Broadband Remarketing International").

Several of our subsidiaries, through their long relationships with OEM manufactures and specialty repair facilities have established themselves as value added resellers (“VARs”). Tulsat, located in Broken Arrow, Oklahoma, is an exclusive Scientific-Atlanta Master Stocking Distributor for certain legacy products and distributes most of Scientific-Atlanta's other products.  Tulsat has also been designated an authorized third party Scientific-Atlanta repair center for select products.  NCS, located in Warminster, Pennsylvania, is a leading distributor of Motorola broadband products.  Other subsidiaries distribute Standard, Corning-Gilbert, Blonder-Tongue, RL Drake, Quintech, Videotek and WaveTek products.

In addition to offering a broad range of new products, we also purchase from cable operators and others, surplus and used equipment that becomes available as a result of upgrades in their systems or overstocks in their warehouses. We maintain one of the industry's largest inventories of new and refurbished equipment, allowing us to provide products within a short period of time. We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Our subsidiaries all operate technical service centers specializing in Motorola, Magnavox, Scientific-Atlanta and Alpha Power Technologies repairs.

Overview of the Industry

We participate in markets for equipment sold primarily to cable operators and other related parties. As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by cable operators in the United States. Within the last few years, certain cable operators have begun to offer a "triple-play" bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber. We believe cable operators are well positioned to deliver next-generation voice, video and data services because cable operators have invested significantly over the past few years to upgrade their cable plants to digital networks. These upgrades allow them to leverage their incumbent video and high speed data positions further. Many cable operators have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to over 90% of their subscribers through their existing hybrid fiber co-axial (HFC) infrastructure.

We believe we have been able to provide the products and services sought by cable operators as they establish and expand their services and territories. Our relationships with our principal vendors, Scientific-Atlanta and Motorola, provide solutions with products that are required to implement and support existing cable operators. These relationships and our inventory are key factors that drive our revenue and profit growth.

We are focused on the opportunities provided by technological changes in fiber-to-the premises, the expansion of bandwidth, and our recent appointment as a Scientific-Atlanta International Distributor for Latin and South America. We will continue to stock legacy CATV equipment as well as digital and optical broadband telecommunications equipment from major suppliers so we can provide our customers one-stop shopping, access to "hard-to-find" products and reduce customer downtime because we have the product in stock. Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations. Through our seven service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

Recent Business Developments

On December 12, 2005, we announced Tulsat’s signing of a three-year extension on its Master Distributor Contract with Scientific-Atlanta. This extension authorizes the subsidiary to carry and resell the entire line of Scientific-Atlanta current and legacy equipment. Under the terms of the agreement, Tulsat also continues to be the exclusive distributor for select Scientific-Atlanta headend and transmission products for U.S. customers through January 15, 2009. On June 7, 2006 Tulsat extended its Third Party Service Agreement with Scientific-Atlanta through May, 2008. This service agreement allows Tulsat to act as an authorized service provider for select Scientific-Atlanta equipment within the United States.

On June 22, 2006 we purchased the assets of Broadband Remarketing International. This acquisition expanded our product offerings to include refurbished digital converter set-top boxes and equipment destruction services. On September 19, 2006, we completed the purchase of approximately 100,000 surplus digital set-top boxes from Adelphia Communication Corporation for approximately $1,800,000. During the fourth quarter we also purchased an additional 15,000 boxes from other sources for various amounts totaling approximately $200,000. These boxes will require an additional investment of approximately $2.0 to $3.0 million to refurbish and prepare them for resale. During the first quarter of 2007, we have started to inventory the refurbished digital set-top boxes and have begun marketing and selling this new product line.

We believe there is a strong demand in the U.S. for this product line as digital boxes provide consumers the ability to translate high definition signals (HD-TV) and receive other services such as video on demand (VOD) and digital video recording (DVR). The boxes we purchased and currently market are considered legacy boxes as the security features (which allow the MSO or cable operator to control channel access and services) are not separable from digital boxes. The FCC has issued a ban on purchasing these legacy boxes after July 1, 2007 in the attempt to force the industry to transition to digital boxes with separable security features. By separating the security features from the digital boxes, the FCC believes the equipment can be more widely distributed through commercial retailers (such as Wal-Mart, Best Buy and Circuit City). Because of the uncertainty of equipment availability and higher acquisition costs associated with the new digital boxes with separable security features, several large MSOs have filed petitions with the FCC requesting at least partial if not full waivers to the regulation. In addition, certain Congress members have formally requested the FCC extend the July 1, 2007 deadline to give the industry time to develop more cost effective solutions. We believe the ban has created an increased demand for the legacy boxes as MSOs will want to build their inventory of these cost effective legacy boxes prior to the ban date. In addition, we believe there will continue to be demand for these boxes after the ban date, either in the U.S. if waivers are obtained or the FCC deadline is extended, or internationally where no ban exists and they are widely used.

We expect to add the set-top digital boxes with separable security features to our refurbished digital box product line as surplus boxes become available.

Products and Services

We offer our customers a wide range of new, surplus new and refurbished products that are used in connection with the cable television signal.

Headend products are used by a system operator for signal acquisition, processing and manipulation for further transmission.  Among the products we offer in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors.  The headend of a television signal distribution system is the "brain" of the system; the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

Fiber products are used to transmit the output of cable system headend to multiple locations using fiber optic cable.  Among the products offered are optical transmitters, fiber optic cable, receivers, couplers, splitters and compatible accessories.  These products convert RF frequencies to light frequencies and launch them on optical fiber.  At each receiver site, an optical receiver is used to convert the signals back to RF VHF frequencies for distribution to subscribers.

Distribution products are used to permit signals to travel from the headend to their ultimate destination in a home, apartment, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable.  Among the products we offer in this category are transmitters, receivers, line extenders, broadband amplifiers, directional taps and splitters.

Digital converters and modems are boxes placed inside the home that receive, record and transmit video, data and telephony signals. Among the products we offer in this category are remanufactured Scientific Atlanta and Motorola digital converter boxes and modems.

Other hardware such as test equipment, connector and cable products are also inventoried and sold to our customers.

Revenues by Geographic Areas

Our revenues by geographic areas were as follows:

                               Year ended September 30,
                            2006    2005   2004

                                                 Geographic Area
                                                 United States    $48,713,482           $47,863,096           $46,163,254
                                                 Latin America,
                                                 and Other    3,827,727               2,410,099                  908,075

                         Total                 $52,541,209  $50,273,195  $47,071,329

Revenues attributed to geographic areas are based on the location of the customer. All of our long-lived assets are located in the United States.

Sales and Marketing

In fiscal 2006, sales of new products represented 73% of our revenue and re-manufactured product sales represented 17% of our revenues.  Repair and other services contributed the remaining 10% of our revenues.

We market and sell our products to franchise and private cable operators, system contractors and others directly. Our sales and marketing are predominantly performed by the internal sales and customer service staff of our subsidiaries.  We also have outside sales representatives located in particular geographic areas.  The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, advertising in trade journals, telemarketing and direct mail to our customer base in the United States. We have developed contacts with the major CATV operators in the United States and we are constantly in touch with these operators regarding their plans for upgrading or expansion and their needs to either purchase or sell equipment.

We market ourselves as an "On Hand - On Demand" distributor. We maintain the largest inventory of new and used cable products in the industry and offer our customers same day shipments. We believe our investment in on-hand inventory, our network of regional repair centers, and our experienced sales and customer service team create a competitive advantage for us.

We continue to add products and services to maintain and expand our current customer base in North America, Latin and South America, Europe and the Far East. Sales in Latin America and South America continue to grow as we expand our relationship with international cable operators in this region. Recently, Scientific-Atlanta has appointed one of our subsidiaries, Tulsat Corporation, to become one of its non-exclusive distributors in Latin and South America.

We believe there is growth potential for sales of new and legacy products in the international market as some operators choose to upgrade to new larger bandwidth platforms while other customers, specifically in developing markets, desire less expensive legacy new and refurbished bandwidths. We do extend limited credit to international customers that purchase products on a regular basis and make timely payments. However, for most international sales we require prepayment of purchases or letters of credit confirmed by U.S. banks prior to shipment of products.

Suppliers

In fiscal 2006, we purchased approximately $16.5 million of new inventory directly from Scientific-Atlanta and approximately $5.0 million of new inventory directly from Motorola. These purchases represented approximately 60% of our total inventory purchases for fiscal 2006. The concentration of our inventory suppliers subjects us to risk which is further discused in "Item 1A. Risk Factors." We also purchase a large amount of our inventory from cable operators who have upgraded or are in the process of upgrading their systems.

Seasonality

Many of the products that we sell are installed outdoors and can be damaged by storms and power surges. Consequently, we experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

Competition and Working Capital Practices.

The CATV industry is highly competitive with numerous companies competing in various segments of the market. There are a number of competitors throughout the United States buying and selling new and remanufactured CATV equipment similar to the products that we offer. However, most of these competitors do not maintain the large inventory we carry due to capital requirements. We maintain the practice of carrying large quantities of inventory to meet both the customers' urgent needs and mitigate the extended lead times of our suppliers. In terms of sales and inventory on hand, we are the largest reseller in this industry, providing both sales and service of new and re-manufactured CATV equipment.

We also face competition from manufacturers and other vendors supplying new products. Due to our large inventory, we generally have the ability to ship and supply products to our customers without having to wait for the manufacturers to supply the items.

Working capital practices in the industry center on inventory and accounts receivable. We choose to carry a larger inventory and continue to reinvest excess cash flow in inventory to expand our product offerings. The greatest need for working capital occurs when we make bulk purchases of surplus new and used inventory, or when our OEM suppliers offer additional discounts on bulk purchases. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility which currently permits borrowing up to $7,000,000. We believe we have sufficient funds available to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business. Our customer base consists of over 1,400 active accounts. Sales to our largest customer, Power and Telephone Supply, accounted for approximately 10.5% of our revenues in fiscal 2006. Approximately 32% of our revenues for fiscal year 2006 and approximately 28% for 2005 were derived from sales of products and services to our five largest customers. There are approximately 6,000 cable television systems within the United States alone, each of which is a potential customer.

On July 1, 2006, one of our larger customers, Adelphia Communications Corporation sold its remaining cable systems to Time Warner and Comcast. Sales to these cable system locations, under their new ownership, were negligible during our fiscal fourth quarter, 2006 and impacted our quarterly performance. While we can not forcast the purchasing activity from these cable systems, we expect sales to these systems to resume in fiscal 2007.

Personnel

At September 30, 2006, we had 167 employees. Management considers its relationships with its employees to be excellent. Our employees are not unionized and we are not subject to any collective bargaining agreements.

Item 1A. Risk Factors.
Each of the following risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Additional risks not presently known, or which we currently consider immaterial also may adversely affect us.

We are highly dependent upon our principal executive officers who also own a significant amount of our outstanding stock. At September 30, 2006, David Chymiak, Chairman of the Board, and Kenneth Chymiak, President and Chief Executive Officer, owned approximately 43% of our outstanding common stock and 100% of our outstanding preferred stock. Our performance is highly dependent upon the skill, experience and availability of these two persons. Should either of them become unavailable to us, our performance and results of operations would probably be adversely affected to a material extent. In addition, they continue to own a significant interest in us, thus limiting our ability to take any action without their approval or acquiescence. Likewise, as shareholders, they may elect to take certain actions which may be contrary to the interests of the other shareholders.

Our business is dependent on our customers' capital budgets. Our performance is impacted by our customers' capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

·consolidations and recapitalizations in the cable television industry;
·general economic conditions;
·availability and cost of capital;
·other demands and opportunities for capital;
·regulations;
·demands for network services;
·competition and technology; and
·real or perceived trends or uncertainties in these factors.

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

Consolidations in the telecommunications industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business. The telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. We and our competitors may each supply products to businesses that have merged, such as the recent purchase of Adelphia Communications Corporation by Time Warner and Comcast, or will merge in the future. Consolidations could result in delays in purchasing decisions by the merged businesses and we could play either a greater or lesser role in supplying the communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on our business. Mergers among the supplier base also have increased, such as the recent acquisition of Scientific-Atlanta by Cisco, and this trend may continue. The larger combined companies may be able to provide better solution alternatives for customers and potential customers. The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs.

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

We are substantially dependent on certain manufacturers, and an inability to obtain adequate and timely delivery of products could adversely affect our business. We are a value added reseller and master stocking distributor for Scientific-Atlanta and a value added reseller of Motorola broadband and transmission products. During fiscal 2006, our inventory purchases from these two companies totaled approximately $21.5 million, or 59% of our total inventory purchases. Should these relationships terminate or deteriorate, or should either manufacturer be unable or unwilling to deliver the products needed by us for our customers, our performance could be adversely impacted. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supplies could affect our ability to ship products on a timely basis. Any inability to reliably ship our products on time could damage relationships with current and prospective customers and harm our business.

We have a large investment in our inventory which could become obsolete or outdated. Determining the amounts and types of inventory requires us to speculate to some degree as to what the future demands of our customers will be. Consolidation in the industry or competition from other types of broadcast media could substantially reduce the demands for our inventory, which could have a material adverse effect upon our business and financial results. The broadband communications industry is characterized by rapid technological change. In the future, technological advances could lead to the obsolescence of a substantial portion of our current inventory, which could have a material adverse effect on our business. The Company's largest asset is its inventory. Over the past few years, our inventory growth has been primarily in new products. However, the Company continues to maintain a large investment in used, refurbished, remanufactured or surplus new equipment.

We have purchased a large quantity of legacy digital converter boxes which could become obsolete or outdated. Recently we purchased approximately 115,000 of used digital converter boxes for approximately $2.0 million and plan to invest an additional $2.0 million to $3.0 million to prepare them for resale. The boxes we purchased and currently market are considered legacy boxes as the security features (which allow the MSO or cable operators to control access and services) are not separable from digital boxes. The FCC has issued a ban purchasing these types of legacy boxes after July 1, 2007, which is further discussed in “Item 1. Business. Recent Business Developments”.

If we fail to sell our inventory of legacy digital boxes and the FCC fails to issue waivers or delay the enforcement date, such that no additional sales of legacy inventory can be made in the U.S. after July 1, 2007, and there is a lack of demand for these boxes in the international market, an adjustment may be needed to write down the value of any remaining legacy boxes in inventory and this adjustment may have adverse affect on our financial performance.

Our outstanding common stock is very thinly traded. While we have approximately 10.2 million shares of common stock outstanding, 43% of these shares are beneficially owned at December 12, 2006 by David Chymiak and Kenneth Chymiak. As a consequence, only about 57% of our shares of common stock are held by nonaffiliated, public investors and available for public trading. The average daily trading volume of our common stock is low. Thus, investors in our common stock may encounter difficulty in liquidating their investment in a timely and efficient manner.

We have not paid any dividends on our outstanding common stock and have no plans to pay dividends in the future. We currently plan to retain our earnings and have no plans to pay dividends on our common stock in the future. We may also enter into credit agreements or other borrowing arrangements which may restrict our ability to declare dividends on our common stock.

Our principal executive officers and shareholders have a number of conflicts of interest with us. Certain of our properties are leased from entities owned by our principal executive officers. Also, these executives have made loans to us in various amounts in the past and were paid interest on these loans. These transactions are described in the proxy statement that is incorporated by reference into this report. These arrangements create certain conflicts of interest between these executives and us that may not always be resolved in a manner most beneficial to us.

Our international operations may be adversely affected by a number of factors. Although the majority of our business efforts are focused in the United States, we have international operations in the Philippines, Taiwan, Korea, Japan, Australia, Brazil, Ecuador, Dominican Republic, Honduras, Panama, Mexico, Columbia and a few other Latin American countries. We currently have no binding agreements or commitments to make any material international investment. Our foreign operations may be adversely affected by a number of factors, including:

·local political and economic developments could restrict or increase the cost of our foreign operations;
·exchange controls and currency fluctuations;
·tax increases and retroactive tax claims could increase costs of our foreign operations;
·expropriation of our property could result in loss of revenue, property and equipment;
·import and export regulations and other foreign laws or policies could result in loss of revenues; and
·laws and policies of the United States affecting foreign trade, taxation and investment could restrict our ability to fund foreign operations or make foreign operations more costly

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

•
Broken Arrow, Oklahoma - On November 20, 2006 Tulsat purchased a facility consisting of an office, warehouse and service center of approximately 100,000 square feet on ten acres, with an investment of $3,250,000, financed by a loan of $2,760,000, due in monthly payments through 2021at an interest rate of LIBOR plus 1 1/2%. At December 1, 2006, Tulsat also continues to lease a total of approximately 80,000 square feet of warehouse facilities in three buildings from entities which are controlled by David E. Chymiak, Chairman of the Board, and Kenneth A. Chymiak, President and Chief Executive Officer. Each lease has a renewable five-year term, expiring at different times through 2008. At December 1, 2006, monthly rental payments on these leases totaled $26,820.

•	Deshler, Nebraska - Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania - NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $567,000, financed by loans of $419,000, due in monthly payments through 2013 at an interest rate of 5.5% through 2008, converting thereafter to prime minus ¼%. NCS also rents property of approximately 2,000 square feet, with monthly rental payments of $1,250 through December 2006.

•	Sedalia, Missouri - ComTech Services owns land and an office, warehouse and service center of approximately 25,000 square feet.

•	New Boston, Texas - Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwanee, Georgia - Tulsat-Atlanta leases an office and service center of approximately 5,000 square feet. The lease provides for 36 monthly lease payments of $3,500 ending on March 31, 2008.

•
Oceanside, California - Jones Broadband leases an office, warehouse and service center of approximately 15,000 square feet for $12,000 a month. The lease runs through November 30, 2007 and has a one year renewal option.

•	Stockton, California - Jones Broadband leases a warehouse of approximately 45,000 square feet for $6,032 a month. The lease ends February 28, 2007 and has a one-year renewal option.

•
Chambersburg, Pennsylvania - Broadband Remarketing International leases an office, warehouse, and service center of approximately 10,000 square feet. The lease is month to month and the lease payment varies based on the volume of warehouse space used. The average rent for the year was $4,667 per month.

We believe that our current facilities are adequate to meet our needs.

Item 3.  Legal Proceedings.

From time to time in the ordinary course of business, we have become a defendant in various types of legal proceedings. We do not believe that these proceedings individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our stockholders in the fourth quarter of fiscal 2006.

PART II

Item 5.  Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table sets forth the high and low sales prices on the American Stock Exchange for the quarterly periods indicated.

Year Ended September 30, 2006	High	Low
First Quarter	$7.10	$3.51
Second Quarter	$9.09	$5.75
Third Quarter	$6.86	$4.63
Fourth Quarter	$4.97	$3.55

Year Ended September 30, 2005
First Quarter	$6.30	$3.85
Second Quarter	$5.94	$3.95
Third Quarter	$4.25	$3.03
Fourth Quarter	$4.05	$3.10

Substantially all of the holders of our common stock maintain ownership of their shares in “street name” accounts and are not, individually, shareholders of record. As of September 30, 2006, there were approximately 1,400 beneficial owners of our common stock.

Dividend Policy.

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

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Year ended September 30,
	2006	2005	2004	2003	2002

Net Sales and service income	$52,541	$50,273	$47,071	$33,327	$25,409

Income from operations	$8,117	$9,973	$9,484	$6,197	$3,550

Net income	$4,843	$5,814	$5,814	$4,493	$2,201

Earnings per share
Basic	$.39	$.49	$.46	$.33	$.10
Diluted	$.39	$49	$.41	$.30	$.10

Total assets	$40,925	$39,269	$32,359	$31,748	$26,531

Long-term obligations inclusive
of current maturities	$9,385	$9,382	$11,610	$6,912	$6,276

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “ Item 1A. Risk Factors.” and elsewhere in this report.

General

We are a Value Added Reseller ("VAR") for selected Scientific-Atlanta and Motorola broadband and new products and we are a distributor for several other manufacturers of cable television ("CATV") equipment. We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies. It is through the development of our supplier network and specialized knowledge of our sales team that we market our products and services to the larger cable multiple system operators ("MSOs") and Telecommunication Companies ("Telecoms"). These customers provide an array of different communications services as well as compete in their ability to offer CATV customers "triple play" transmission services including video, data and telephony.

Overview

Fiscal 2006 was a year of continued product transition and consolidation in the industry for the larger MSOs. These customers continued to upgrade their various cable systems, primarily by expanding the bandwidth of their digital communication signal to improve their ‘triple play’ offering of video, data and telephony. As the industry leaders continue to offer new services, such as high definition television (HD-TV) and video on demand (VOD), the need for additional bandwidth will continue to drive future upgrades. The larger MSOs also continued their trend toward consolidation and standardization. Many of the large MSOs made strategic acquisitions to expand their coverage area, as was the case when Adelphia Communication Corporation sold it’s remaining cable systems to Time Warner Cable and ComCast on July 1, 2006, while at the same time others divested themselves of regional cable systems that could not meet their standard product offerings, as was the case when Charter sold several of their regional systems to Suddenlink and New Wave Communications on July 3, 2006. While we cannot foresee the continued trend of consolidations with our large customers, we do expect there to be continued spin-offs of regional cable systems that do not meet the larger MSOs' standard cable platforms.

To meet the product demand associated with our large customer upgrades, we have invested heavily in new product inventory that are only available from our OEM suppliers. As these products have been recently introduced to the industry and have yet to saturate the market, we are not yet able to purchase them through our network of ‘surplus new’ product sources. Consequently, sales of these new products have put a strain on our gross profit margin percentages. As these new digital products become more widely used, ‘surplus new’ and ‘used’ products will become more available, which we expect will enable us to return to higher margins on our product sales.

During 2006, we also experienced delays in sales to some of our larger customers due to consolidations, as was the case in the fiscal fourth quarter when Adelphia sold its remaining cable systems to Time Warner Cable and Comcast. Sales to these system locations dropped off after the acquisition as the new owners worked through transition issues. While customer consolidations can have a direct impact to our quarterly sales results, the cable systems the new owners support will require continual upgrades and repairs.  As such, sales to these systems are expected to return.

Sales to smaller MSOs and small cable operators were consistent compared to last year as these customers remained focused on maintaining and repairing their existing cable systems. Many of the smaller cable operators continue to delay their decision to upgrade from analog to digital as the projected subscriber revenue generated from the expanded ‘triple play’ offering cannot justify the investment due to the limited subscriber base. The historical average increase in subscriber revenue of $40 must be compared against the estimated $4,200 per plant mile of upgrade dollars needed to enable the delivery of these differentiated services.

We do, however, expect to see more of the smaller MSOs and cable operators begin making the transition to digital in 2007 as the cost to upgrade becomes more affordable. Over the last two years, the larger MSOs have made several digital upgrades that have generated a supply of more cost effective ‘used’ digital equipment in the market. The reduced upgrade costs coupled with the strong customer demand is expected to drive these changes. If these customers begin to upgrade their systems as expected, the sales and margins of our refurbished product line should remain strong in the upcoming year.

Between August 2005 and October 2006, we made three strategic acquisitions. On August 17, 2005, we purchased Jones Broadband International, Inc. (“Jones Broadband”), a cable equipment distributor with operations in Oceanside, California and Stockton, California for approximately $3.5 million. The acquisition of Jones Broadband gave us a West Coast sales presence, expanded our customer base in Latin America and added an additional regional service center to our nationwide network. During 2006, Jones Broadband generated approximately $2.5 million of incremental revenue to our consolidated results but failed to contribute to our overall profitability. Throughout the year we addressed several ownership transitional issues including staffing, accounting system conversion and changes in product line offerings. In addition, we also wrote down the inventory value of the fiber optic cable offered by this subsidiary by approximately $400,000 due to its recent market price deterioration. While we will continue to make changes within the Jones Broadband operation, we expect the subsidiary to make a positive contribution to consolidated fiscal 2007 profitability.

On June 30, 2006, we acquired the business and certain assets of Broadband Remarketing International (“BRI”), an equipment remarketing company based in Chambersburg, Pennsylvania that specializes in the resale of digital converter boxes and Certified Destruction Services in exchange for 87,209 shares of our common stock valued at $450,000. During the fourth quarter, BRI purchased approximately 100,000 surplus digital converter boxes from Adelphia Communications Corporation for $1.8 million. We plan to invest an additional $2.0 to $3.0 million to refurbish and market these boxes during fiscal 2007 and we have already begun to make sales of this new product line. Currently, there is an FCC ban on purchasing these legacy digital boxes after July 1, 2007. Our ability to sell any remaining legacy boxes in inventory in the U.S. after the July 1, 2007 date, which depends on the issuance of waivers or extentions by the FCC, is one of our risk factors and further discussed in "Item 1A. Risk Factors”.

On October 10, 2006, we purchased the business and certain assets of Broadband Digital Repair (“BDR”), a premium equipment repair facility located in Mishawaka, IN for approximately $150,000. BDR is an authorized Alpha Repair Facility and retained it’s authorization after the acquisition. BDR was subsequently renamed, ComTech - Indiana and became part of our ComTech subsidiary. The new repair facility expands our service capabilities in Indiana, Illinois, Ohio and Michigan and adds another repair facility to our nationwide network.

Results of Operations

Year Ended September 30, 2006, compared to Year Ended September 30, 2005 (all references are to fiscal years)

Net Sales. Net sales climbed $2.3 million, or 5.0%, to $52.6 million for 2006 from $50.3 million for 2005. Sales of new and refurbished equipment increased $1.6 million to $47.4 million from $45.8 million in 2005 and repair service revenues increased $0.6 million to $5.1 million for 2006 from $4.5 million in 2005. The increases in revenues are primarily attributed to the incremental revenues generated from Jones Broadband. Increased customer sales from our other subsidiaries during 2006 offset the lost revenues from two of our larger customers, Adelphia Communications and Span Pr Fiber Optics. Sales to these two customers, prior to their business stoppage, declined to $1.6 million in 2006 from $3.8 million in 2005.

Cost of Sales. Cost of sales include the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs and the related transportation costs and any related charges for inventory obsolescence. Cost of sales this year were 68.1% of net sales compared to 66.4% last year. This increase is due to the product mix change in new equipment and an increased charge to inventory obsolescence taken in 2006. Sales of new equipment to our large MSO customers consisted of a higher percentage of 1.0 Ghz bandwidth gear. This product was recently introduced to the industry and our supply of this product has come directly from the OEM manufactures. As this product becomes widely used, we expect to be able to purchase surplus product in the market, at reduced costs, which will increase our overall margins. The approximate $0.4 million charge to inventory obsolescence was made in connection with the write-down of certain fiber optic cable currently maintained in inventory. The write-down of this inventory was made to reduce the cost of the fiber to its current market value.

Gross Profit. Gross profit declined an approximate $0.1 million to $16.7 million for 2006 from $16.8 million in 2005. This decline was the attributed to the increase in the cost of sales partially offset by the additional gross profit produced on the incremental revenues.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and business taxes, occupancy, transportation, communication, professional services and charges for bad debts, among other less significant accounts. Operating, selling, general and administrative expenses increased by $1.8 million to $8.4 million from $6.6 million. This increase was attributable to a $1.0 million incremental expenses resulting from the addition of Jones Broadband, acquired in August 2005, $0.5 million charge to bad debt to increase our reserve to cover the outstanding receivable balance from a customer whose collection has become doubtful, $0.1 million in additional compensation expense representing the fair value of options granted in 2006, resulting from implementing FAS 123R“Share based Payments" and $0.2 million of increased expenses associated with the move of our corporate headquarters, recruiting a new chief financial officer and changing our independent public accountants.

Income from Operations. Income from Operations declined $1.9 million to $8.1 million for 2006 from $10.0 million in 2005. This decrease was due to the additional operating, selling, general and administrative expenses in addition to the decrease in our gross profit.

Interest Expense. Interest expense for fiscal 2006 was $0.5 million compared to $0.6 million in fiscal 2005. Interest expense dropped slightly for the year as we borrowed less money on our line of credit and continued to pay down our $8.0 million term loan.. The weighted average interest rate paid on the line of credit increased to 6.4% for 2006 from 3.0% for 2005. The weighted average interest rate for all borrowed funds for 2006 was 6.1% compared to 5.3% in 2005.

Income Taxes. The provision for income taxes for fiscal 2006 dropped to $2.7 million, or an effective rate of 36.2% from $3.6 million, or an effective rate of 38.2%, in 2005. The reduced taxes resulted from lower pre-tax earnings in 2006 and a reduced tax rate. Our effective tax rate dropped primarily due to the increased tax exclusion for compensation expense recorded on stock options exercised during the year.

Year Ended September 30, 2005, Compared to Year Ended September 30, 2004

Net Sales. Net sales climbed $3.2 million, or 6.8%, to $50.3 million for 2005 from $47.1 million for 2004. Sales of new and refurbished equipment increased 8.3% from $42.3 million in 2004 to $45.8 million for 2005, due to new marketing initiatives and a strong fiscal fourth quarter sales volume, resulting from an active hurricane season, the incremental increase in revenues from Jones Broadband, acquired in August 2005, and increased purchases from a large bandwidth upgrade performed by one of our customers. Repair service revenues decreased by 6.3% from $4.8 million last year to $4.5 million this year. The decrease in repair services was due to several recent changes in the market. MSOs have been consolidating headends, thereby reducing the number required to do the job. This in turn has allowed operators to use the extra headends as replacements instead of repairing the ones not working. Finally, several years ago the manufacturers started giving five year warranties on their products. These warranties are set to run out in 2006 and 2007 for products initially sold under these warranties and we expect the repair business will return to us.

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

Inflation. Inflation has had no noticeable impact on our revenues over the last three years. The increase in revenue has been primarily a result of increasing our market share and the increased demand for our products resulting from our increased availability of products for sale.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit.  During 2006, we generated approximately $0.2 million cash flow from operations including an increase in inventory of $4.2 million and a trade payables reduction of $2.3 million. During the fiscal year, we invested approximately $0.1 million of capital assets and acquired $0.5 million of additional assets in an exchange for 87,209 shares of our common stock. We also received approximately $0.3 million from stock options exercised and kept our bank borrowings consistent while and meeting our preferred stock dividend obligations of $0.8 million. These activities resulted in a net decrease in cash of approximately $0.4 million.

Cash used in financing activities in 2006 was primarily used to pay dividends on our Series B 7% cumulative convertible Preferred Stock (the “Series B Preferred Stock”) and for the note payments resulting from the buy-out of Series A Preferred Stock on September 30, 2004. Dividends on the Series B Preferred Stock total $840,000 annually and the outstanding shares are beneficially owned, 50% by David E. Chymiak, our Chairman of the Board and 50% by Kenneth A. Chymiak, our President and Chief Executive Officer. The outstanding Series B Preferred Stock has an aggregate preference upon liquidation of $12,000,000.

On September 30, 2004, we redeemed all of our outstanding shares of Series A 5% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") at its aggregate stated value of $8 million. The outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak and Kenneth A. Chymiak. We financed the redemption through a credit agreement with our primary lender which included a Revolving Credit Commitment in the amount of $7 million and a Term Loan Commitment in the amount of $8 million. This agreement was amended in November 2006 to include a second Term Loan Commitment of $2.76 million. The proceeds from the $8.0 million term loan were used to redeem the Series A Preferred Stock. At September 30, 2006 this term loan balance was $5.6 million. The proceeds from the $2.76 million term loan were used to purchase certain real estate in November 2006 from an entity owned by David and Kenneth Chymiak.

We have a line of credit with our primary lender under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 1.75% (7.08% at September 30, 2006 and 6.40% average for fiscal year 2006). This line of credit provides the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at September 30, 2006 of $3.5 million. The line of credit renews annually and is currently due September 30, 2007. The highest balance against this line in 2006 was approximately $5.0 million.

At September 30, 2006, notes payable secured by real estate of $0.3 million are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

On September 30, 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from Tulsat Corporation, certain real estate and improvements comprising office and warehouse space for a price of $1,286,000. The price represented the appraised value of the property less the sales commission and other sales expenses that would have been incurred by Tulsat Corporation if it had sold the property to a third party in an arm’s-length transaction. Tulsat Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property. This lease was renewed on October 1, 2004 and will expire on September 30, 2008.

The Company leases various properties primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak. Future minimum lease payments under these leases are as follows:
                                2007    $ 321,840
                                2008    $ 321,840
              $ 643,680

Related party rental expense for the years ended September 30, 2006, 2005 and 2004 was $465,840, $465,840 and $466,000, respectively.

The following table presents our contractual obligations for aggregate maturities of long-term debt and the minimum lease payments under our lease agreements.

Payments due by period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
Long Term Debt	$9,384, 808	$4,718,070	$4,489,840	$48,765	$128,133
Capital Leases	$-	$-	$-	$-	$-
Operating Leases	$928,592	$541,752	$386,840	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Total	$10,313,400	$5,259,822	$4,876,680	$48,765	$128,133

We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2006 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

Inventory Valuation

Our position in the industry requires us to carry large inventory quantities relative to annual sales, but also allows us to realize high overall gross profit margins on our sales. We market our products primarily to MSOs and other users of cable television equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis. Carrying these large inventories represents our largest risk.

Our inventory consists of new and used electronic components for the cable television industry. Inventory cost is stated at the lower of cost or market and our cost is determined using the weighted average method. At September 30, 2006 we had total inventory of approximately $30.2 million, consisting of approximately $21.0 million in new products and approximately $9.2 million in used or refurbished products against which we have a reserve of $1.2 million for excess and obsolete inventory, leaving us a net inventory of $29.0 million.

We are required to make judgments as to future demand requirements from our customers. We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make. In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. During 2006, we increased our reserve for excess and obsolete inventory by approximately $0.4 million. In addition during 2006, we wrote down the carrying value of certain inventory items by approximately $0.8 million to reflect deterioration in the market price of that inventory. If actual market conditions are less favorable then those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in costs of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, as in the case of the bankruptcy of Adelphia and its affiliates, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts increased to approximately $0.6 million at September 30, 2006 from approximately $0.1 million at September 30, 2005. This reserve was increased to cover the potential write off from a specific customer whose payment capability, management believes, has become doubtful. At September 30, 2006, accounts receivable, net of allowance for doubtful accounts, amounted to approximately $5.3 million.

Impact of Recently Issued Accounting Standards

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than- temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We elected to adopt FSP115-1 in fiscal 2006 and its application had no material impact on our financial position.

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

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies.

We adopted SFAS 123R in the first quarter of fiscal 2006 and applied the modified prospective method, which required that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. We applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which must then be amortized on a straight line basis over the requisite service period. On October 1, 2005, all outstanding options representing 1,214,967 shares were fully vested. Therefore, SFAS 123R had no impact on our statement of income on the date of adoption of that standard.

During 2006, Stock options were granted to certain members of the management and the Board of Directors. We determined the fair value of the options issued, using the Black-Scholes Valuation Model and are amortizing the calculated value over the vesting term. The costs were primarily recognized in 2006, with residual amounts being charged against income in 2007, 2008 and 2009.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48,) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as cumulative-effect adjustment recorded to the beginning balance or retained earnings. We do not believe that the adoption of FIN 48 will have a material impact on our financial position.

Off-Balance Sheet Arrangements

None

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flow due to adverse changes in market prices, foreign currency exchange rates, and interest rates. Our greatest exposure would be a downturn in the demand for our products. At September 30, 2006, over 87% of our assets were in cash, trade receivables, and inventory, with inventory representing 81% of these assets.

Our exposure to market rate risk for changes in interest rates relates primarily to our revolving line of credit. The interest rates under the line of credit and the stockholder notes fluctuate with the LIBOR rate. At September 30, 2006, the outstanding balances subject to variable interest rate fluctuations totaled $2.1 million. The high credit balance for 2006 was approximately $5.0 million, leaving over $2.0 million available for working capital requirements. Future changes in drawdown requirements and changes in interest rates could cause our borrowing costs to increase.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.
We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. Our audit also included the financial schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of September 30, 2005 and for each of the two years in the period ended September 30, 2005 were audited by other auditors whose report dated December 22, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

HOGAN AND SLOVACEK

December 22, 2006
Tulsa, Oklahoma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheet of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years ended September 30, 2005 and 2004. Our audits also included the financial schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

TULLUIS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
December 22, 2005

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
Assets	2006	2005
Current assets:
Cash	$98,898	$449,219
Accounts receivable, net of allowance of $554,000
and $92,000, respectively	5,318,127	7,671,549
Income tax refund receivable	307,299	-
Inventories, net of allowance for excess and obsolete inventory
of $1,178,000 and $1,575,395, respectively	28,990,696	25,321,149
Deferred income taxes	1,074,000	968,000
Total current assets	35,789,020	34,409,917

Property and equipment, at cost:
Machinery and equipment	2,697,476	2,357,182
Land and buildings	1,668,511	1,591,413
Leasehold improvements	205,797	565,945
	4,571,784	4,514,540
Less accumulated depreciation and amortization	(2,033,679)	(1,811,784)
Net property and equipment	2,538,105	2,702,756

Other assets:
Deferred income taxes	702,000	786,000
Goodwill	1,560,183	1,150,060
Other assets	335,566	220,275
Total other assets	2,597,749	2,156,335

Total assets	$40,924,874	$39,269,008

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
Liabilities and Stockholders’ Equity	2006	2005
Current liabilities:
Accounts payable	$2,618,490	$4,958,834
Accrued expenses	1,181,139	1,876,523
Accrued income taxes	-	110,691
Bank revolving line of credit	3,476,622	2,234,680
Notes payable - current portion	1,241,348	1,239,071
Dividends payable	210,000	210,000
Total current liabilities	8,727,599	10,629,799

Notes payable	4,666,738	5,908,199

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares authorized;
10,252,856 and 10,093,147 shares issued and outstanding,
respectively	102,528	100,931
Paid-in capital	(6,474,018)	(7,265,930)
Retained earnings	21,863,685	17,860,967
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	92,506	89,206
	27,584,701	22,785,174

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	27,530,537	22,731,010

Total liabilities and stockholders’ equity	$40,924,874	$39,269,008

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
	September 30,
	2006	2005	2004
Net sales income	$47,400,816	$45,755,198	$42,293,046
Net service income	5,140,393	4,517,997	4,778,283
Total net sales	52,541,209	50,273,195	47,071,329
Cost of sales	35,799,831	33,401,167	31,092,890
Gross profit	16,741,378	16,872,028	15,978,439
Operating, selling, general and
administrative expenses	8,377,152	6,642,641	6,216,728
Depreciation and amortization	247,504	256,435	277,352
Income from operations	8,116,722	9,972,952	9,484,359
Interest expense	530,004	557,560	157,606
Income before income taxes	7,586,718	9,415,392	9,326,753
Provision form income taxes	2,744,000	3,601,000	3,513,000
Net income	4,842,718	5,814,392	5,813,753

Other comprehensive income
Unrealized gain on interest rate swap
(Net of $2,000 and $54,000 in taxes, respectively).	3,300	89,206	-
Comprehensive Income	$4,846,018	$5,903,598	$5,813,753

Net income	4,842,718	5,814,392	5,813,753
Preferred stock dividends	840,000	840,000	1,240,000
Net income attribute
to common stockholders	$4,002,718	$4,974,392	$4,573,753

Earnings per share:
Basic	$0.39	$0.49	$0.46
Diluted	$0.39	$0.49	$0.41

Shares used in per share calculation
Basic	10,152,472	10,067,277	10,041,197
Diluted	10,201,474	10,109,854	12,104,541

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended September 30, 2006, 2005 and 2004

			Series A	Series B		Retained	Other
	Common Stock		Preferred	Preferred	Paid-in	Earnings	ComComprehensive	T Treasury
	Shares	Amount	Stock	Stock	Capital	(Deficit)	Income	Stock	Total
Balance, September 30, 2003	10,030,414	$100,304	$8,000,000	$12,000,000	($7,389,197)	$8,312,822	-	($54,164)	$20,969,765

Net income	-	-	-	-	-	5,813,753	-	-	5,813,753
Preferred stock dividends	-	-	-	-	-	(1,240,000)	-	-	(1,240,000)
Stock options exercised	51,375	514	-	-	103,633	-	-	-	104,147
Redemption of Series A
Preferred stock	-	-	(8,000,000)	-	-	-	-	-	(8,000,000)

Balance, September 30, 2004	10,081,789	$100,818	-	$12,000,000	($7,285,564)	$12,886,575	-	($54,164)	$17,647,665

Net income	-	-	-	-	-	5,814,392	-	-	5,814,392
Preferred stock dividends	-	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	11,358	113	-	-	19,634	-	-	-	19,747
Unrealized gain on interest swap	-	-	-	-	-	-	89,206	-	89,206

Balance, September 30, 2005	10,093,147	$100,931	-	$12,000,000	($7,265,930)	$17,860,967	$89,206	($54,164)	$22,731,010

Net income	-	-	-	-	-	$4,842,718	-	-	4,842,718
Preferred stock dividends	-	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	72,500	725	-	-	244,674	-	-	-	245,399
Unrealized gain on interest swap	-	-	-	-	-	-	3,300	-	3,300
Share based compensation expense	-	-	-	-	98,110	-	-	-	98,110
Shares issued in exchange for certain assets	87,209	872	-	-	449,128	-	-	-	450,000

Balance, September 30, 2006	10,252,856	$102,528	-	$12,000,000	($6,474,018)	$21,863,685	$92,506	($54,164)	$27,530,537

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,

Cash Flows from Operating Activities	2006 2005 2004
Net income	$4,842,718	$5,814,392	$5,813,753
Adjustments to reconcile net income
provided by operating activities:
Depreciation and amortization	247,504	256,435	277,352
Provision for losses on accounts receivable	445,541	40,080	-
Provision for excess and obsolete inventories	439,625	482,395	645,900
Loss on disposal of property and equipment	76,829	-	24,412
Deferred income tax benefit	(22,000)	(3,000)	(172,000)
Change in:
Receivables	1,600,582	(2,174,498)	(1,004,069)
Inventories	(4,109,172)	(1,927,585)	506,482
Other assets	(132,276)	(51,577)	8,406
Accounts payable	(2,340,344)	3,027,827	(872,526)
Accrued liabilities	(806,075)	687,191	208,086
Net cash provided by operating activities	242,932	6,151,660	5,435,796

Cash Flows from Investing Activities
Additions to property and equipment	(99,520)	(446,534)	(77,201)
Investment in Jones Broadband International,
net of cash acquired of $100,322	-	(3,510,935)	-
Net cash used in investing activities	(99,520)	(3,957,469)	(77,201)

Cash Flows from Financing Activities
Net change under bank revolving line of credit	1,241,942	(990,503)	(1,960,719)
Proceeds on notes payable	-	-	8,000,000
Payments on notes payable	(1,239,184)	(1,250,455)	(1,342,067)
Proceeds from stock options exercised	343,509	19,747	104,147
Payments of preferred dividends	(840,000)	(840,000)	(1,340,000)
Redemption of preferred stock	-	-	(8,000,000)
Net cash used in financing activities	(493,733)	(3,061,211)	(4,538,639)

Net increase (decrease) in cash	(350,321)	(867,020)	819,956
Cash, beginning of year	449,219	1,316,239	496,283

Cash, end of year	$98,898	$449,219	$1,316,239

Supplemental Cash Flow Information
Cash paid for interest	$531,596	$557,560	$172,426
Cash paid for income taxes	$3,019,768	$3,582,616	$3,669,170
Value of shares issued in exchange for business and
certain assets	$450,000	-	-

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2006, 2005 and 2004

Note 1 - Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the “Company”) sell new, surplus, and re-manufactured cable television equipment throughout North America, Latin America and South America in addition to being a repair center for various cable companies. The Company operates in one business segment.

Principles of consolidation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries: Tulsat Corporation ("Tulsat"), NCS Industries, Inc. ("NCS"), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba "ComTech Services"), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba "Tulsat Texas"), Jones Broadband International, Inc. ("Jones Broadband") and Tulsat-Pennsylvania LLC (dba "Broadband Remarketing International"). All significant inter-company balances and transactions have been eliminated in consolidation.

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade receivables are written-off when deemed uncollectible. Recoveries of trade receivables previously written-off are recorded when received. The Company generally does not charge interest on past due accounts.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method. The Company records inventory reserve provisions to properly reflect inventory value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of office equipment, warehouse and service equipment and buildings with estimated useful lives of 5 years, 10 years and 40 years, respectively. Depreciation is provided using straight line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the remainder of the lease agreement. Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized. Depreciation and amortization expense was $247,504, $256,435 and $277,352 for the years ended September 30, 2006, 2005 and 2004, respectively.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue recognition

The Company's principal sources of revenues are from sales of new, remanufactured or used equipment, and repair services. The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and the collection of the related receivable is probable which is generally at the time of shipment. The stated shipping terms are FOB shipping point per the Company's sales agreements with customers. Accruals are established for expected returns based on historical activity. Revenue for services is recognized when the repair is completed and the product is shipped back to the customer.

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

The Company's objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure. The Company has designated its interest rate swap as a cash flow hedge on the $8.0 million term note payable. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligations the Company assumes no ineffectiveness in the hedging relationship. Interest expense on this note is adjusted to include the payment made or received under the interest rate swap agreement.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net Sales Income and Net Service Income in the accompanying Consolidated Statements of Income. Actual costs for shipping and handling of these sales is included in Costs of Sales.

Advertising costs

Advertising costs are expensed as incurred. Advertising expense was $385,485, $335,487 and $265,112 for the years ended September 30, 2006, 2005 and 2004, respectively.

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

Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of the Company's inventory and operating results.

Concentrations of credit risk

The Company holds cash with one major financial institution which at times exceed FDIC insured limits. Historically, the Company has not experienced any loss due to such concentration of credit risk.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables. Sales to one customer accounted for approximately 11% of net revenues for 2006. Sales to foreign (non-U.S. based customers) total approximately $3.8 million, $2.4 million and $0.9 million in the three fiscal years ended September 30, 2006. In 2006, the Company purchased approximately 46% of our inventory from Scientific-Atlanta and approximately 14% of our inventory from Motorola. The concentration of suppliers of our inventory subjects us to risk.

Goodwill

Annual impairment testing indicates that goodwill is not impaired as of September 30, 2006 or 2005.

Employee stock-based awards

In the first quarter of fiscal year 2006, the company adopted Statement of Financial Accounting Standards 123(R), "Share Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in financial statements based on their grant date fair value. The Company has elected the modified-prospective transition method of adopting SFAS 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123R does not require the Company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

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

Impact of recently issued accounting standards

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than- temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company elected to adopt FSP11-5 in fiscal 2006 and its application had no material impact on its financial position.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. This Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company elected to adopt SFAS No.151 beginning with fiscal year 2005. The adoption of this standard had no impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. Under SFAS 123R, the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123R until the issuer’s first fiscal year beginning after June 15, 2005. In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies.

The Company adopted SFAS 123R in the first quarter of fiscal 2006 and applied the modified prospective method, which required that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. The Company applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which must then be amortized on a straight line basis over the requisite service period. On October 1, 2005 all outstanding options representing 1,214,967 shares were fully vested. Therefore, SFAS 123R had no impact on the Company's statement of income on the date of adoption.

During 2006, stock options were granted to certain members of management and the Board of Directors. The Company determined the fair value of the options issued, using the Black-Scholes Valuation Model and is amortizing the calculated value over the vesting term. The costs were primarily recognized in 2006, with residual amounts being charged against income in 2007, 2008 and 2009.

The Company currently presents pro forma disclosure of net income (loss) and earnings (loss) per share as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS 123. The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, we use a Black-Scholes option pricing model in estimating the fair value of employee stock options.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48,) "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance or retained earnings. Management does not believe that the adoption of FIN 48 will have a material impact on the Company's financial position.

Reclassifications

Certain reclassifications have been made to the 2004 and 2005 financial statements to conform to the 2006 presentation.

Note 2 - Inventories

Inventories are summarized as follows:

	2006	2005
New	$21,012,912	$20,066,957
Used	9,155,784	6,829,587
Allowance for excess and obsolete inventory	(1,178,000)	(1,575,395)
	$28,990,696	$25,321,149

New inventory includes products purchased from the manufacturers plus “surplus-new” which is unused products purchased from other distributors or multiple system operators. Used inventory includes factory remanufactured, Company remanufactured and used products.

The Company regularly reviews inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. The Company recorded a charge to allow for obsolete inventory during September 30, 2006, increasing the cost of sales by approximately $0.4 million. The Company recorded a charge to allow for obsolete inventory at September 30, 2004, increasing the cost of sales by approximately $0.6 million.

On August 19, 2005, the Company purchased 100% of the outstanding stock of Jones Broadband International, Inc. ("JBI") for consideration consisting of approximately $2.4 million in debt assumption, including accrued liabilities and cash of approximately $1.6 million. The total purchase price represented the approximate book value of JBI, consisting of $2.6 million of inventory after an approximate $0.5 million write down to market and $1.3 million of other assets including receivables and fixed assets. JBI’s main office is in Oceanside, California and it has a warehouse in Stockton, California. Results of JBI’s operations are included in the Company’s consolidated statements of income from the acquisition date.

Note 3 - Line of Credit, Stockholder Notes, Notes Payable and Interest Rate Swap

At September 30, 2006, a $3,476,622 balance is outstanding under a $7.0 million line of credit due November 30, 2006, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 1.75%. (7.07% at September 30, 2006 with a 6.4% combined weighted average during fiscal year 2006).   Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15.0 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $1,334,946 at September 30, 2006, and is included in the bank revolving line of credit.

On September 30, 2004, the Company redeemed all of the outstanding shares of its Series A 5% Cumulative Convertible Preferred Stock at its aggregate stated value of $8 million. All of the outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak, Chairman of the Board of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company. The Company financed the redemption with a new credit agreement with its bank which includes a Revolving Credit Commitment in the amount of $7 million and a Term Loan Commitment in the amount of $8 million. The proceeds from the Term Loan were used to redeem the Series A Preferred Stock. At September 30, 2006 the term loan balance was $5,600,000.

On September 29, 2004, the Company’s majority shareholders, David Chymiak and Ken Chymiak, entered into a stock purchase agreement in which they sold 500,000 shares of their common stock to Barron Partners, LP ("Barron"), a private investment partnership, for $3.25 per share. Under this agreement, Barron also received options to purchase up to three million additional shares of the common stock owned by these majority shareholders. During 2006, Barron exercised its options to purchase these three million shares. The Company filed a registration statement covering the resale of the shares of common stock sold as well as the shares of common stock issuable upon exercise of the options. The Company did not receive any of the proceeds from the sale of the shares and did not receive any of the proceeds from the exercise of the options, but paid the cost of registering the shares for resale by the selling shareholders.

An $8 million amortizing term note with the Company's primary lender was obtained to finance the redemption of the outstanding shares of the Series A Preferred Stock at September 30, 2004. The September 30, 2006 balance of this note is $5,600,000 and is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.82% at September 30, 2006). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. The Company receives monthly the variable interest rate of LIBOR based on a one month interval, plus 2.5% on the interest rate swap. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings. Upon entering into this interest rate swap (which expires September 30, 2009), the Company designated this derivative as a cash flow hedge by documenting our risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At September 30, 2006, the notional value of the swap was $8,000,000 and the fair market value of the interest rate swap is an asset of approximately $149,000, which is included in other non-current assets on the Company’s consolidated balance sheet.

Notes payable secured by real estate of $308,086 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

The aggregate maturities of notes payable and the line of credit for the five years ending September 30, 2011 are as follows:

2007	$4,718,070
2008	1,243,685
2009	3,246,155
2010	48,765
2011	51,522
Thereafter	76,611

Total	$9,384,808

Note 4 - Income Taxes

The provisions for income taxes consist of:

	2006	2005	2004
Current	$2,766,000	$3,604,000	$3,685,000
Deferred	(22,000)	(3,000)	(172,000)

	2,744,000	$3,601,000	$3,513,000
The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the year ended September 30:

	2006	2005	2004
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S.
federal tax benefit	4.9%	4.7%	4.7%
Tax credits and exclusions	(1.7%)	( .5%)	(0.6%)
Other	(1.0%)	-	(0.4%)

	36.2%	38.2%	37.7%

Deferred tax assets consist of the following at September 30:

	2006	2005
Net operating loss carryforwards	$1,117,000	$1,239,000
Financial basis in excess of tax basis
of certain assets	(321,000)	(397,000)
Accounts Receivable	211,000	27,000
Inventory	718,000	834,000
Other, net	51,000	51,000

Deferred tax assets, net	$1,776,000	$1,754,000

Deferred tax assets are classified as:
Current	$1,074,000	$968,000
Non-Current	702,000	786,000

	$1,776,000	$1,754,000

Utilization of ADDvantage’s net operating loss carryforward of approximately $2,938,000 to reduce future taxable income is limited to an annual amount of approximately $265,000. The NOL carryforward expires in varying amounts from 2010 to 2014.

In accordance with SFAS 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded, based on its historical earnings and projected future earnings that it will be able to realize the full effect of the deferred tax assets and no valuation allowance is needed.

Note 5 - Stockholders’ Equity

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

At September 30, 2006, 1,009,652 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 759,652 shares were available for future grants at September 30, 2006.

A summary of the status of the Company's stock options at September 30, 2006, 2005 and 2004 and changes during the years then ended is presented below.

	2006		2005		2004
		Wtd. Avg.		Wtd. Avg		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	144,767	$3.23	131,125	$2.83	179,000	$1.97
Granted	35,000	$5.78	25,000	$4.62	4,000	$4.40
Exercised	(72,500)	$3.38	(11,358)	$1.74	(51,375)	$2.03
Canceled	(2,517)	$1.50	-	-	(500)	$1.50

Outstanding, end of year	104,750	$4.01	144,767	$3.23	131,125	$2.83

Exercisable, end of year	94,750	$3.83	144,767	$3.23	108,500	$3.08

The following table summarizes information about fixed stock options outstanding at September 30, 2006:

Options Exercisable
	Number	Remaining
	Outstanding	Contractual
Exercise Price	At 9/30/06	Life
$5.780	25,000	9.5 years
$4.620	25,000	8.5 years
$4.400	4,000	7.5 years
$1.900	10,000	6.5 years
$1.650	2,000	6.5 years
$0.810	2,000	5.5 years
$1.500	13,750	4.5 years
$3.125	13,000	3.5 years
	94,750

Prior to fiscal year 2006, the Company accounted for stock awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' ("APB 25") and related interpretations. Accordingly, the company historically recognized no compensation expense for grants of stock options to employees because all stock options had an exercise price equal to the market price of the underlying common stock on the date of the grant.

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards 123 (R), "Share Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value. The Company has elected the modified-prospective transition method of adopting SFAS 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123R does not require the company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income. On October 1, 2005, all outstanding options, representing 144,767 shares, were fully vested. Therefore, SFAS 123R had no impact on the Company's statement of income on the date of its adoption.

On March 6, 2006, the Company issued nonqualified stock options covering a total of 35,000 shares to directors and executives. A portion of these options vested at the grant date and the remaining vest over 4 years. The Company estimates the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below. The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options. The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on it's common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company uses historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

                                                Twelve Months Ended
                                                 September 30, 2006
               Average expected life                                   5.5
               Average expected volatility factor                                                                    63%
               Average risk-free interest rate                                                                         4.7%
               Average expected dividends yield                                                                   -----

The estimated fair value of the options granted on March 6, 2006 totaled $120,510. The Company recorded compensation expense of $98,110 during fiscal year 2006. The remaining $23,401 represents the value of the unvested portion of the options issued and will be amortized as compensation expense over the remaining 4 year vesting term.

Under the requirements of FAS 123(R), the Company presents pro forma disclosure of net income and earnings per share as if compensation costs from all stock awards issued during periods presented were recognized based on the fair value recognition provisions of SFAS 123. Pro forma information regarding net income and earnings per share has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement for 2005 and 2004. The compensation expense from the options issued in 2006 are included in the net income as reported. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected life in years	5.5	6.0	6.0
Expected volatility	63.0%	55.0%	142.0%
Risk-free interest rate	4.7%	4.3%	2.0%
Expected dividend yeild	-	-	-

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

  Fiscal Year Ended September 30,
	2006	2005	2004
	(In thousands)
Net income as reported	$4,003	$4,974	$4,574
Pro forma compensation expense from stock options	0	(65)	(10)
Pro forma net income	$4,003	$4,909	$4,564

Earnings per common share as reported:
Basic	$.39	$.49	$.46
Diluted	$.39	$.49	$.41
Proforma earings per common share
Basic	$.39	$.49	$.46
Diluted	$.39	$.49	$.41

The Series B Preferred Stock has priority over the Company’s common stock with respect to the payment of dividends and the distribution of assets. Cash dividends on the Series B Preferred Stock shall be payable quarterly when and as declared by the Board of Directors. Interest accrues on unpaid dividends at the rate of 7% per annum. No dividends may be paid on any class of stock ranking junior to the Series B Preferred Stock unless Series B Preferred Stock dividends have been paid. Liquidation preference is equal to the stated value per share. The Preferred Stock is redeemable at any time at the option of the Board of Directors at a redemption price equal to the stated value per share. Holders of the Series B Preferred Stock do not have any voting rights unless the Company fails to pay dividends for four consecutive dividend payment dates

Note 6 - Related Parties

Cash used in financing activities in 2006 was primarily used to pay dividends on the Company’s Series B Preferred Stock, which is beneficially owned by David E. Chymiak, Chairman of the Board and Kenneth A. Chymiak, President and Chief Executive Officer, and for the note payments for the buy-out of Series A Preferred Stock on September 30, 2004. On September 30, 2004, the Company redeemed, at the $8 million stated value, all of the Series A Preferred Stock, which was also beneficially owned by David E. Chymiak and Kenneth A. Chymiak. With the redemption of the Series A Preferred Stock on September 30, 2004, dividends on the remaining Series B Preferred Stock total $840,000 annually. The outstanding common and preferred stock is beneficially owned by the Company's principal shareholders are reflected in the following table.

                Stock Ownership:
Name of Beneficial Owner	Percent of Common Stock Beneficially Owned	Percent of Series B Preferred Stock Beneficially Owned (A)
David E. Chymiak	23%	50.0%
Kenneth A. Chymiak	20%	50.0%

In Fiscal 1999, Chymiak Investments, L.L.C., which is owned by David E. Chymiak and Kenneth A. Chymiak, purchased from Tulsat Corporation on September 30, 1999 certain real estate and improvements consisting of office and warehouse space of for a price of $1,286,000. The price represented the appraised value of the property less the sales commission and other sales expenses that would have been incurred by Tulsat Corporation if it had sold the property to a third party in an arm’s-length transaction. Tulsat Corporation entered into a five-year lease commencing October 1, 1999 with Chymiak Investments, L.L.C. covering the property. This lease was renewed on October 1, 2004 and will expire on September 30, 2008.

In fiscal 2001, ADDvantage Technologies Group of Texas, Inc. borrowed $150,000 on June 26, 2001 from Chymiak Investments, L.L.C for the purchase of a building consisting of office and warehouse space at the location in Texas. The note accrued interest at the rate of 7.5% per annum and was payable over 10 years. Total interest paid in 2004 and 2003 was $4,898 and $9,869, respectively. The note was repaid in April 2004.

During 2006, the Company moved its headquarters into a recently renovated office and warehouse property owned by Chymiak Investments, LLC. The Company vacated several leased properties as a result of the move that were being leased from Chymiak Investments, LLC. The Company utilized the new office and warehouse facility rent free in 2006 but continued to make lease payments on the vacated properties. The lease agreements associated with the vacated properties were cancelled on September 30, 2006 without penalty.

The Company continues to lease various properties primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak. Future minimum lease payments under these leases are as follows:
                                                      2007     321,840
                                                      2008     321,840
                                                                                                                               $ 643,680

Related party rental expense for the years ended September 30, 2006, 2005 and 2004 was $465,840, $465,840 and $466,000, respectively.

Note 7 - Retirement Plan.

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Pension expense under the 401(k) plan was $186,079 during the year ended September 30, 2006, $186,304 during the year ended September 30, 2005, and $161,644 during the year ended September 30, 2004.

Note 8 - Earnings per Share

	Year ended	Year ended	Year Ended
	September 30,	September 30,	September 30,
	2006	2005	2004

Net income	$4,842,718	$5,814,392	$5,813,753
Dividends on preferred stock	840,000	840,000	1,240,000
Net income attributable to
common shareholders - basic	4,002,718	4,974,392	4,573,753
Dividends on Series A
Preferred Stock	-	-	400,000
Net income attributable to common
shareholders - diluted	$4,002,718	$4,974,392	$4,973,753

Weighted average shares outstanding	10,152,472	10,067,277	10,041,197

Potentially dilutive securities
Assumed conversion of 200,000 shares of
Series A Preferred Stock	-	-	2,000,000
Effect of dilutive stock options	49,002	42,577	63,344

Weighted average shares outstanding -
assuming dilution	10,201,474	10,109,854	12,104,541

Earnings per common share:
Basic	$0.39	$0.49	$0.46
Diluted	$0.39	$0.49	$0.41

Note 9 - Subsequent Events

On November 20th, the Company purchased real estate, consisting of an office and warehouse facility located on ten acres in Broken Arrow, OK, from Chymiak Investments, LLC for $3,250,000. The office and warehouse facility is currently being utilized as the Company's headquarters and the office and warehouse of our Tulsat Corporation. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified to for specific use of the Company. The price paid for the property represents less than the appraised value of the property.

On November 20th, ADDvantage Technologies Group, Inc. executed the Third Amendment to Revolving Credit and Term Loan Agreement with its primary financial lender. The Third Amendment renewed the $7,000,000 Revolving Line of Credit and extends the maturity date on the credit facility to September 30, 2007. The Third Amendment also established a new $2,760,000 Term Note to the Agreement. The $2,760,000 Term Note was executed to finance the purchase of the Company's new headquarters building located in Broken Arrow, OK, discussed above. The new loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest accrues at a calculated rate of 1.5% plus the prevailing 30-day LIBOR rate.

The Revolving line of Credit and term Loan Agreement also includes a Term Loan Commitment of $8,000,000 established September 2004. This loan was used to finance the redemption of the outstanding shares of the Company's Series A Preferred Stock and matures over five years ending September 30, 2009.

Note 10 - Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2006 and 2005.

            Three months ended

	December 31	March 31	June 30	September 30
Fiscal year ended 2006
Net sales and service income	14,753,611	12,419,157	13,199,459	12,168,982
Gross profit	5,070,522	4,095,811	4,195,569	3,379,446
Net income	1,741,594	1,076,798	1,342,699	681,627
Basic earnings per common share	.15	.09	.11	.05
Diluted earnings per common share	.15	.09	.11	.05

Fiscal year ended 2005
Net sales and service income	$12,261,125	$9,894,886	$12,093,891	$16,023,293
Gross profit	4,056,414	3,519,716	4,258,587	5,037,311
Net income	1,514,687	1,088,238	1,446,426	1,765,041
Basic earnings per common share	0.13	0.09	0.12	0.15
Diluted earnings per common share	0.13	0.09	0.12	0.15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 17, 2006 we received notification from Tullius Taylor Sartain & Sartain ("Tullius"), our independent registered public accounting firm, that they would resign upon completion of Tullius' review of our Quarterly Report on Form 10-Q for the first quarterly period ended December 31, 2005. Tullius’ resignation became effective when we filed our Form 10-Q on February 13, 2006.

In connection with the audits of our financial statements for each of the two fiscal years ended September 30, 2005, and in the subsequent interim period preceding the effective resignation date, there were no disagreements with Tullius on any matters of accounting principles or practices, financial statement disclosures or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Tullius, would have caused Tullius to make reference to the matter in their reports on the Company’s consolidated financial statements for such periods.

In addition, during the Company's two fiscal years ended September 30, 2005, and for the period from October 1, 2005, through February 13, 2006, there were no reportable events as defined by paragraph (a) (1) (v) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

On January 26, 2006, the Audit Committee of the Board of Directors engaged Hogan & Slovacek to serve as our independent registered public accounting firm for the current fiscal year.

Item 9A. Controls and Procedures.

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

During the period covered by this report on Form 10-K, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our Code of Business Conduct and Ethics is incorporated by reference to the information in the sections entitled “Identity of Officers,” “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Code of Ethics,” respectively, of our Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2006.

Item 11. Executive Compensation.

The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled “Compensation of Directors and Executive Officers” of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Directors Independence.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) 1. The following financial statements are filed as part of this report in Part II, Item 8.

Report of Independent Registered Public Accounting Firm for 2005 and 2004.

Report of Independent Registered Public Accounting Firm for 2006.

Consolidated Balance Sheets as of September 30, 2006 and 2005.

Consolidated Statements of Income for the years ended September 30, 2006, 2005 and 2004.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2. The following financial statement Schedule II - Valuation and Qualifying Accounts  for the years ended September 30, 2006, 2005 and 2004 is filed as part of this report.  All other financial statement schedules have been omitted because they are not  applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of  this current report.

Schedule II - Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Write-offs	Recoveries	of Period
Period Ended September 30, 2006
Allowance for Doubtful Accounts	$92,000	$445,541	-	$16,459	$554,000
Allowance for Excess and Obsolete Inventory	1,575,395	439,625	(837,020)	-	1,178,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

Period Ended September 30, 2005
Allowance for Doubtful Accounts	$68,063	$40,080	(16,143)	-	$92,000
Allowance for Excess and Obsolete Inventory	1,093,000	482,395	-	-	1,575,395
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

Period Ended September 30, 2004
Allowance for Doubtful Accounts	$78,359	$-	(19,968)	$9,672	$68,063
Allowance for Excess and Obsolete Inventory	447,100	645,900	-	-	1,093,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

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

10.3                 Form of promissory notes issued by Tulsat to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable
                        Trust dated as of February 7, 2000 incorporated by reference to Exhibit 10.7 to the Annuak Report to Form 10-KSB filed with the
                        Securities Exchange Commission on January 9, 2001.

10.4
Revolving Credit and Term Loan Agreement dated September 30, 2004 ("Revolving Credit and Term Loan Agreement"), incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed December 22, 2004.

10.5	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006.

10.6
The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Appendix A to the Company's Proxy Statement relating to the Company's 1998 Annual Meeting, filed April 28, 1998.

10.7	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the
                        Company's Registration Statement on Form S-8 filed November 20, 2003.

10.8                 Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20,
                        2006, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 20, 2006.

10.9                 Senior Management Incentive Compensation Plan and employment agreement between the Company and Dan O'Keefe, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 6, 2006.

14.1                 Amended Code of Business Conduct and Ethics for directors, officers and employees of the Company, incorporated by reference to the
                        Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 6, 2006.

16.1                 Letter regarding change in certifying accountant, incorporated by reference to the Current Report on Form 8-K filed with the by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 13, 2006.

21.1                 Listing of the Company's subsidiaries.

23.1                 Consent of Hogan & Slovacek.

23.2                Consent of Tullius Taylor Sartain & Sartain LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date: December 27, 2006                                By: /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2006                                /s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors

Date: December 27, 2006                                /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President, Director (Principal Executive Officer)

Date: December 27, 2006                                /s/ Daniel E. O'Keefe
Daniel E. O'Keefe, Chief Financial Officer (Principal Financial Officer)

Date: December 27, 2006                                /s/ Stephen J. Tyde
Stephen J. Tyde, Director

Date: December 27, 2006                                /s/ Freddie H. Gibson
Freddie H. Gibson, Director

Date: December 27, 2006                                /s/ Henry F. McCabe
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

10.3                 Form of promissory notes issued by Tulsat to David Chymiak and to Ken Chymiak Revocable Trust and Susan C. Chymiak Revocable
            Trust dated as of February 7, 2000 incorporated by reference to Exhibit 10.7 to the Annuak Report to Form 10-KSB filed with the
            Securities Exchange Commission on January 9, 2001.

10.4
Revolving Credit and Term Loan Agreement dated September 30, 2004 ("Revolving Credit and Term Loan Agreement"), incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed December 22, 2004.

10.5	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006.

10.6
The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Appendix A to the Company's Proxy Statement relating to the Company's 1998 Annual Meeting, filed April 28, 1998.

10.7	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the
                        Company's Registration Statement on Form S-8 filed November 20, 2003.

10.8                 Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20,
            2006, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 20, 2006.

10.9                 Senior Management Incentive Compensation Plan and employment agreement between the Company and Dan O'Keefe, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 6, 2006.

14.1                 Amended Code of Business Conduct and Ethics for directors, officers and employees of the Company, incorporated by reference to the
                        Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 6, 2006.

16.1                 Letter regarding change in certifying accountant, incorporated by reference to the Current Report on Form 8-K filed with the Securities
            Securities and Exchange Commission by the Company on February  13, 2006.

21.1                 Listing of the Company’s subsidiaries.

23.1                Consent of Hogan & Slovacek.

23.2                Consent of Tullius Taylor Sartain & Sartain LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.