Form 10-Q
period 2007-02-14
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2007-02-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                              (Mark One)
          ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31 2006,

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):
    Large Accelerated Filer ☐                                                          Accelerated Filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).	Yes ☐ No ☒

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2007 were 10,233,756.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2006

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$149,240	$98,898
Accounts receivable, net allowance of $558,000 and $554,000, respectively	6,843,460	5,318,127
Income Tax Receivable	-	307,299
Inventories, net of allowance for excess and obsolete inventory of $1,253,000 and $1,178,000, respectively	29,007,253	28,990,696
Deferred income taxes	1,205,000	1,074,000
Total current assets	37,204,953	35,789,020
Property and equipment, at cost:
Machinery and equipment	3,094,345	2,697,476
Land and buildings	4,918,511	1,668,511
Leasehold improvements	205,797	205,797
	8,218,653	4,571,784
Less accumulated depreciation and amortization	(2,098,995)	(2,033,679)
Net property and equipment	6,119,658	2,538,105

Other assets:
Deferred income taxes	617,000	702,000
Goodwill	1,592,039	1,560,183
Other assets	332,335	335,566
Total other assets	2,541,374	2,597,749

Total assets	$45,865,985	$40,924,874

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006,	2006
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,932,283	$2,618,490
Accrued expenses	823,207	1,181,139
Income taxes payable	487,701	-
Bank revolving line of credit	3,117,822	3,476,622
Notes payable - current portion	1,425,928	1,241,348
Dividends payable	210,000	210,000
Total current liabilities	9,996,941	8,727,599

Notes payable	6,916,707	4,666,738
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares
authorized; 10,253,856 and 10,252,856 shares issued, respectively	102,539	102,528
Paid-in capital	(6,473,219)	(6,474,018)
Retained earnings	23,291,964	21,863,685
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	85,217	92,506
	29,006,501	27,584,701

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	28,952,337	27,530,537

Total liabilities and stockholders’ equity	$45,865,985	$40,924,874

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Net sales income	$13,466,914	$13,540,949
Net service income	1,281,603	1,212,662
Total net sales	14,748,517	14,753,611

Costs of sales	9,079,723	8,864,697
Cost of service	989,637	966,373
Gross profit	4,679,157	4,922,541
Operating, selling, general and
administrative expenses	1,839,652	1,982,401
Depreciation and amortization	65,316	46,622
Income from operations	2,774,189	2,893,518
Interest expense	131,910	146,924
Income before income taxes	2,642,279	2,746,594
Provision for income taxes	1,004,000	1,005,000

Net income	1,638,279	1,741,594

Other comprehensive income:

Unrealized (gain) loss on interest rate swap (net of (income) and taxes)	7,289	(13,606)
Comprehensive income	$1,630,990	$1,755,200

Net income	$1,638,279	$1,741,594
Preferred dividends	210,000	210,000
Net income available
to common stockholders	$1,428,279	$1,531,594

Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.14	$0.15

Shares used in per share calculation
Basic	10,232,756	10,073,297
Diluted	10,253,483	10,116,782

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,638,279	$1,741,594
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	65,316	46,622
Provision for losses on accounts receivable	4,000	-
Provision for excess and obsolete inventory	75,000	-
Deferred income tax benefit	(46,000)	(64,000)
Change in:
Receivables	(1,222,034)	1,211,488
Inventories	(91,557)	(2,442,724)
Other assets	(4,058)	5,956
Accounts payable	1,313,793	(698,611)
Accrued expenses	129,769	(54,259)
Net cash provided by (used in) operating activities	1,862,508	(253,934)

Cash Flows from Investing Activities
Additions of land and building	(3,250,000)	-
Acquisition of business and certain assets	(166,951)	-
Additions to machinery and equipment	(261,774)	(24,148)
Net cash (used in) investing activities	(3,678,725)	(24,148)

Cash Flows from Financing Activities
Net change under line of credit	(358,800)	1,077,952
Proceeds from notes payable	2,760,000	-
Payments on notes payable	(325,451)	(309,607)
Proceeds from stock options exercised	810	4,125
Payments of preferred dividends	(210,000)	(210,000)
Net cash provided by financing activities	1,866,559	562,470

Net increase in cash	50,342	284,388

Cash, beginning of period	98,898	449,219

Cash, end of period	$149,240	$733,607

Supplemental Cash Flow Information
Cash paid for interest	$122,023	$146,924
Cash paid for income taxes	$251,000	$386,500

See notes to unaudited consolidated financial statements.

Notes to unaudited consolidated financial statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated financial statements as of September 30, 2006 have been audited by an independent registered public accounting firm. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, Inc., NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc., ADDvantage Technologies Group of Texas, Tulsat - Atlanta, LLC, Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (collectively, the "Company"), sells new and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies. The Company operates in one business segment.

Note 3 - Earnings Per Share

Basic and diluted net earnings per share were computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net earnings per share is computed by dividing net earnings available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted net earnings per share gives effect to all potentially dilutive common stock equivalents during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of stock options.

	Three Months Ended December 31,
	2007	2006
Basic EPS Computation:

Net income available to common stockholders	$1,428,279	$1,531,594

Weighted average outstanding common shares	10,232,756	10,073,297

Earnings per Share - Basic	$0.14	$0.15

Diluted EPS Computation:

Net income attributable to common stockholders	$1,428,279	$1,531,594

Weighted average outstanding common shares	10,232,756	10,073,297

Potentially dilutive securities
Effect of dilutive stock options	20,727	43,485

Weighted average shares outstanding
- assuming dilution	10,253,483	10,116,782

Earnings per Share - Diluted	$0.14	$0.15

Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At December 31, 2006, a $3.1 million balance is outstanding under a $7.0 million line of credit due November 30, 2007, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (7.33% at December 31, 2006). $3.9 million of the $7.0 million line of credit was available at December 31, 2006. Borrowings under the line of credit are limited to the lesser of $7 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $786,705 at September 30, 2006 and is included in the bank revolving line of credit.

An $8.0 million amortizing term note was obtained from the Company's primary financial lender to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $5.3 million at December 31, 2006. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.83% as of December 31, 2006). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At December 31, 2006, the fair market value of the interest rate swap approximated its carrying value of $137,217.

Notes payable secured by real estate of $297,969 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

On November 20, 2006 the Company purchased real estate consisting of an office and warehouse facility located on ten acres in Broken Arrow, OK from Chymiak Investments, LLC for $3,250,000. The office and warehouse facility is currently being utilized as the Company's headquarters and the office and warehouse of our Tulsat Corporation. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified for the specific use of the Company. The Company obtained a $2.7 million amortizing term loan on November 20, 2006, secured by the real estate purchased, to finance the purchase of the facility. The term loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest accrues at a calculated rate of 1.5% plus the prevailing 30-day LIBOR rate (6.83% at December 31, 2006).

Note 5 - Stock Option Plans

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

At December 31, 2006, 1,009,652 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 759,652 shares were available for future grants.

A summary of the status of the Company's stock options for the three months ended December 31, 2006 is presented below.

	2006
	Wtd. Avg.
	Shares	Ex. Price

Outstanding at September 30, 2006	104,750	$4.01
Granted	0	0
Exercised	(1,000)	$0.81
Canceled	0	-
Outstanding at December 31, 2006	103,750	$4.04

Exercisable at December 31, 2006	93,750	$3.86

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards 123(R), “Share Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value. The Company elected the modified-prospective transition method of adopting SFAS 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123R does not require the company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

The Company estimates the fair value of the options granted using the Black- Scholes option valuation model and the assumptions shown in the table below. The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options. The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on it’s common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest. A summary of the Company's current estimates are presented below.

                                                                        Three Months Ended
 December 31, 2006
Average expected life                                5.5
Average expected volatility factor                       63%
Average risk-free interest rate                   4.7%
Average expected dividend yield                                ------

For the three months ended December 31, 2006 no options were granted by the Company. During the quarter the Company recorded compensation expense of $3,064 representing the amortizing fair value of the grants made prior to fiscal 2007. As of December 31, 2006, compensation costs related to unvested stock awards not yet recognized in the statements of operations totaled $19,338, which will be recognized over the remaining three year vesting term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

We are a Value Added Reseller ("VAR") for select Scientific-Atlanta and Motorola broadband new products and we are a distributor for several other manufacturers of cable television ("CATV") equipment. We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies. It is through our development of these relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs") and Telecommunication Companies (“Telcoms”). These customers provide an array of different communications services as well as compete in their ability to offer CATV customers ‘Triple Play’ transmission services, including data, voice and video.

New Product Offering

During fiscal 2006 we added digital converter boxes to our current product offerings. The digital converter boxes we have purchased and currently sell are considered legacy boxes as the security features are not separable from the boxes. We sold approximately 7,100 legacy converter boxes during the first quarter of fiscal 2007, generating revenues of approximately $0.6 million, and are repairing and processing in excess of 90,000 additional legacy converter boxes. The inventory value of the boxes at December 31, 2006 totaled approximately $3.2 million and we expect to invest  approximately $2.0 million more to repair and process the legacy boxes in inventory during the next two quarters.

There is currently an FCC ban on the sale of legacy digital converter boxes scheduled to go into effect on July 1, 2007. While we can not yet determine the final impact of the July 1, 2007 ban, we believe the ban has created an increased demand for our legacy boxes as our U.S. customers will want to build their inventory of these cost effective legacy boxes prior to the ban date. In addition, we expect there will continue to be a demand for our legacy boxes after the ban date, either in the U.S. if waivers are obtained or the FCC deadline is extended, or internationally where no ban exists and these boxes are widely used. While there is speculation that there will be a large surplus supply of legacy boxes after the ban date, and there could be some price deterioration in the international market for these boxes due to the excess surplus available, we expect the eventual sales prices of our legacy boxes remaining in inventory after July 1, 2007 will still exceed our costs.

Result of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2006

Net Sales. Net sales for the first quarter of fiscal 2007 were $14.75 million, which remained consistent with the first quarter fiscal 2006 net sales of $14.75 million. New equipment sales dropped $0.5 million, or 4.7%, to $10.1 million in the first quarter of fiscal 2007 from $10.6 million for the same period in fiscal 2006. Our new equipment sales decrease was primarily due to a less active hurricane and tornado season in the first quarter of 2007. Refurbished sales increased $0.4 million, or 14.2%, to $3.2 million in the first quarter fiscal 2007, compared with $2.8 million for the same period last year. This increase resulted from the introduction of our digital converter box product line which contributed $0.6 million of incremental sales during the first quarter of fiscal 2007. Repair sales increased 8.3% to $1.3 million for the quarter, compared with $1.2 million for the same period last year. Our repair service revenues increased primarily from the contributions of our new ComTech-Indiana service center in Mishiwaka, IN.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $0.3 million, or 3.1%, to $10.1 million in the first quarter of fiscal 2007 from $9.8 million for the same period of fiscal 2006. This increase was primarily due to a $0.2 million increase in obsolescence reserve to offset potential future inventory writedowns and a $0.1 million increase in costs on new product sales. Our costs of sales on new products have risen as we are selling more products that are currently only available from the manufacturer. As these products become more widely used, we expect to be able to purchase them from surplus new channels and reduce our overall cost of sales.

Gross Profit. Gross profit decreased $0.2 million to $4.7 million for the first quarter of fiscal 2007 from $4.9 million for the same period in fiscal 2006. The gross margin percentage dropped to 31.7% of revenue for the current quarter, compared to 33.4% of revenue for the same quarter last year. The margin percentage decrease was primarily due to the $0.3 million increase in costs of sales previously discussed.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses decreased $0.2 million, or 10%, to $1.8 million in the first quarter of fiscal 2007 from $2.0 million for the same period of fiscal 2006. Operating, selling, general and administrative expenses declined primarily as a result of a decrease in bad debt expense of $0.1 million. During the first quarter of fiscal 2006, we increased our bad debt reserve by $0.1 million and no adjustment to the reserve was made in the first quarter of 2007.

Income from Operations. Income from operations decreased $0.1 million, or 3.4%, to $2.8 million for the first quarter of fiscal 2007 from $2.9 million for the same period last year. This decrease was primarily due to the decrease in gross margin percentage resulting from changes in our new product sales discussed herein.

Interest Expense. Interest expense for the first quarter of fiscal year 2007 was $0.1 million compared to $0.1 million for the same period last year. As of December 31, 2006 the line of credit balance was $3.1 million, compared to $3.5 million as of December 31, 2005. The interest rate on the line of credit as of December 31, 2006 and 2005 was 7.3% and 6.4%, respectively.

Income Taxes. The provision for income taxes for the first quarter of fiscal 2007 was $1.0 million or 38.0% of profit before tax, compared to $1.0 million or 36.6% of profit before tax for the same period last year. Our estimated effective tax rate for 2007 was increased as the tax deduction for compensation expense from stock options exercised is expected to be minimal in the current year.

Recently issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements being both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 in the first quarter of fiscal year 2007 and its adoption had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning October 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In fiscal 2006, we elected early adoption of FIN No. 48 and there was no impact on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF issue No. 06-2 is effective for us beginning October 1, 2007. We do not expect the adoption of EITF Issue No. 06-2 to result in a material adjustment to our financial statements.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2006 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The most significant estimates and assumptions relate to the carrying value of our inventory and, to a lesser extent, the adequacy of our allowance for doubtful accounts.

Inventory Valuation

Inventory consists of new and used electronic components for the cable television industry. Inventory is stated at the lower of cost or market. Market is defined principally as net realizable value. Cost is determined using the weighted average method.

We market our products primarily to MSOs and other users of cable television equipment who are seeking products that can be shipped on a same-day basis, or seeking products which manufacturers have discontinued production. Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross profit margins on our sales. Carrying these significant inventories represents our greatest risk. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we make in a reasonable period. Our investment in inventory is predominantly new products purchased from manufacturers and surplus-new products, which are unused products purchased from other distributors or MSOs.

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. As of December 31, 2006 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling $1.3 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At December 31, 2006, accounts receivable, net of allowance for doubtful accounts of $0.6 million, amounted to $6.8 million.

Liquidity and Capital Resources

We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (7.33% at December 31, 2006.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at December 31, 2006, of $3.1 million, due November 30, 2007. At December 31, 2006, $3.9 million of the $7.0 million line of credit remained unused and available.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $5.3 million at December 31, 2006. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.83% at December 31, 2006). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%.

Notes payable secured by real estate of $297,969 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

On November 20, 2006 we purchased real estate consisting of an office and warehouse facility located on ten acres in Broken Arrow, OK from Chymiak Investments, LLC for $3,250,000. The office and warehouse facility is currently being utilized as our headquarters and the office and warehouse of our Tulsat Corporation. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified to for specific use of the Company. A $2,760,000 amortizing term note was executed on November 20, 2006 to finance the purchase of the new facility. The loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest accrues at a calculated rate of 1.5% plus the prevailing 30-day LIBOR rate (6.83% at December 31, 2006).

We finance our operations primarily through internally generated funds and the bank line of credit. Monthly payments of principal for notes payable and loans used to purchase buildings total $1.4 million in the next 12 months. We expect to fund these payments through cash flow from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit. The interest rates under the line of credit fluctuate with the LIBOR rate. At December 31, 2006, the outstanding balances subject to variable interest rate fluctuations totaled $3.1 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $137,217 at December 31, 2006, will increase or decrease based on any future changes in interest rates.

The Company does business primarily in North America and Latin America. All sales and purchases are denominated in U.S. dollars. The majority of all sales into Latin America are made on a prepayment basis.

Item 4. Controls and Procedures.

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

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
10.1	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006, incorporated by reference to exhibit 10.5 to the Company’s Form 10-K filed December 27, 2006.

10.2
Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20, 2006, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 20, 2006.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

                                                                                                        /s/: Kenneth A. Chymiak
Date: February 14, 2007                                                                 Kenneth A. Chymiak,
            (President and Chief Executive Officer)

       /s/: Daniel E. O'Keefe
Date: February 14, 2007                                                                Daniel E. O’Keefe,
     (Chief Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Item 6. Exhibits

Exhibit No.	Description
10.1	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006, incorporated by reference to exhibit 10.5 to the Company’s Form 10-K filed December 27, 2006.

10.2
Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20, 2006, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 20, 2006.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.