Form 10-Q
period 2007-05-15
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2007-05-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

            (Mark One)
    ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

     □   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Shares outstanding of the issuer's $.01 par value common stock as of April 27, 2007 were 10,233,756.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2007

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$235,399	$98,898
Accounts receivable, net allowance of $128,000 and $554,000, respectively	8,057,698	5,318,127
Income Tax Receivable	-	307,299
Inventories, net of allowance for excess and obsolete inventory of $1,361,000 and $1,178,000, respectively	30,795,004	28,990,696
Deferred income taxes	974,000	1,074,000
Total current assets	40,062,101	35,789,020
Property and equipment, at cost:
Machinery and equipment	3,103,943	2,697,476
Land and buildings	4,982,760	1,668,511
Leasehold improvements	205,797	205,797
	8,292,500	4,571,784
Less accumulated depreciation and amortization	(2,176,131)	(2,033,679)
Net property and equipment	6,116,369	2,538,105

Other assets:
Deferred income taxes	710,000	702,000
Goodwill	1,592,039	1,560,183
Other assets	217,793	335,566
Total other assets	2,519,832	2,597,749

Total assets	$48,698,302	$40,924,874

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007,	2006
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,382,970	$2,618,490
Accrued expenses	911,668	1,181,139
Income taxes payable	371,468	-
Bank revolving line of credit	4,283,781	3,476,622
Notes payable - current portion	1,426,013	1,241,348
Dividends payable	210,000	210,000
Total current liabilities	11,585,900	8,727,599

Notes payable	6,560,291	4,666,738
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares
authorized; 10,254,856 and 10,095,897 shares issued, respectively	102,549	102,528
Paid-in capital	(6,417,392)	(6,474,018)
Retained earnings	24,853,218	21,863,685
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	67,900	92,506
	30,606,275	27,584,701

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	30,552,111	27,530,537

Total liabilities and stockholders’ equity	$48,698,302	$40,924,874

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales income	$14,821,509	$11,198,570	$28,288,423	$24,739,519
Net service income	1,219,042	1,220,587	2,500,645	2,433,249
Total income	16,040,551	12,419,157	30,789,068	27,172,768

Costs of sales	9,962,366	7,506,212	19,042,089	16,370,909
Cost of service	856,174	965,145	1,845,811	1,931,518
Gross profit	5,222,011	3,947,800	9,901,168	8,870,341
Operating, selling, general and
administrative expenses	2,117,396	2,114,240	3,957,048	4,096,641
Depreciation and amortization	77,136	60,637	142,452	107,259
Income from operations	3,027,479	1,772,923	5,801,668	4,666,441
Interest expense	169,225	165,125	301,135	312,049
Income before income taxes	2,858,254	1,607,798	5,500,533	4,354,392
Provision for income taxes	1,087,000	531,000	2,091,000	1,536,000

Net income	1,771,254	1,076,798	3,409,533	2,818,392

Other comprehensive income:
Unrealized gain on interest rate swap (net of taxes)	(17,317)	24,744	(24,606)	38,350
Comprehensive income	$1,753,937	$1,101,542	$3,384,927	$2,856,742

Net income	$1,771,254	$1,076,798	$3,409,533	$2,818,392
Preferred dividends	210,000	210,000	420,000	420,000
Net income attributable
to common stockholders	$1,561,254	$866,798	$2,989,533	$2,398,392

Earnings per share:
Basic	$0.15	$0.09	$0.29	$0.24
Diluted	$0.15	$0.09	$0.29	$0.24

Shares used in per share calculation
Basic	10,233,756	10,133,147	10,233,256	10,122,685
Diluted	10,248,254	10,172,143	10,250,896	10,182,106

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$3,409,533	$2,818,392
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	142,452	107,259
Provision for losses on accounts receivable	17,470	-
Provision for excess and obsolete inventory	194,124	-
Deferred income tax (benefit)/provision	92,000	(131,000)
Stock based compensation expense	54,187	88,537
Change in:
Receivables	(2,449,742)	1,244,463
Inventories	(1,998,432)	(1,271,528)
Other assets	93,167	(37,321)
Accounts payable	1,764,480	(3,023,988)
Accrued expenses	101,997	(670,439)
Net cash provided by (used in) operating activities	1,421,236	(875,625)

Cash Flows from Investing Activities
Additions of land and building	(3,250,000)	-
Acquisition of business and certain assets	(166,951)	-
Additions to machinery and equipment	(335,621)	(46,736)
Net cash (used in) investing activities	(3,752,572)	(46,736)

Cash Flows from Financing Activities
Net change under line of credit	807,159	1,477,233
Proceeds from notes payable	2,760,291	-
Payments on notes payable	(682,073)	(619,395)
Proceeds from stock options exercised	2,460	240,172
Payments of preferred dividends	(420,000)	(420,000)
Repurchase of preferred stock	-	-
Net cash (use in) provided by financing activities	2,467,837	678,010

Net (decrease) increase in cash	136,501	(244,351)

Cash, beginning of period	98,898	449,219

Cash, end of period	$235,399	$204,868

Supplemental Cash Flow Information
Cash paid for interest	$270,160	$305,041
Cash paid for income taxes	$1,423,382	$1,717,500

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

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, Inc., NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc., ADDvantage Technologies Group of Texas, Tulsat - Atlanta, LLC, Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International) (collectively, the "Company"), sells new and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies. The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry (CATV).

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Basic EPS Computation:

Net income attributable to
common stockholders	$1,561,254	$866,798	$2,989,533	$2,398,392

Weighted average outstanding
common shares	10,233,756	10,133,147	10,233,256	10,122,685

Earnings per Share - Basic	$0.15	$0.09	$0.29	$0.24

Diluted EPS Computation:

Net income attributable to
common stockholders	$1,561,254	$866,798	$2,989,533	$2,398,392

Weighted average outstanding
common shares	10,233,756	10,133,147	10,233,256	10,122,685

Potentially dilutive securities
Effect of dilutive stock options	14,498	38,996	17,640	59,421
Weighted average shares outstanding
- assuming dilution	10,248,254	10,172,143	10,250,896	10,182,106

Earnings per Share - Diluted	$0.15	$0.09	$0.29	$0.24

Note 4 - Line of Credit, Stockholder Loans, and Notes Payable

At March 31, 2007, a $4.3 million balance was outstanding under a $7.0 million line of credit due November 30, 2007, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (7.32% at March 31, 2007). $2.7 million of the $7.0 million line of credit was available at March 31, 2007. Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes. Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit. The resulting overdraft balance, consisting of outstanding checks, was $1,392,785 at March 31, 2007 and is included in the bank revolving line of credit.

An $8.0 million amortizing term note was obtained from the Company's primary financial lender to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $5.0 million at March 31, 2007. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.82% as of March 31, 2007). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness. At March 31, 2007, the fair market value of the interest rate swap approximated its carrying value of $108,900.

Notes payable secured by real estate of $287,640 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

On November 20, 2006 the Company purchased real estate consisting of an office and warehouse facility located on ten acres in Broken Arrow, OK from Chymiak Investments, LLC for $3,250,000. The office and warehouse facility is currently being utilized as the Company's headquarters and the office and warehouse of the Tulsat Corporation subsidiary. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified for the specific use of the Company. The Company obtained a $2.7 million amortizing term loan on November 20, 2006, secured by the real estate purchased, to finance the purchase of the facility. The term loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest accrues at a calculated rate of 1.5% plus the prevailing 30-day LIBOR rate (6.82% at March 31, 2007).

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

At March 31, 2007, 1,009,652 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan. Of the shares reserved for exercise of stock awards, 729,652 shares were available for future grants.

A summary of the status of the Company's stock options for the six months ended March 31, 2007 is presented below.

	2007
	Wtd. Avg.
	Shares	Ex. Price

Outstanding at September 30, 2006	105,750	$3.99
Granted	30,000	3.45
Exercised	(2,000)	$1.23
Canceled	0	-
Outstanding at March 31, 2007	133,750	$3.91

Exercisable at March 31, 2007	126,250	$3.80

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

The Company estimates the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below. The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options. The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest. A summary of the Company's current estimates are presented below.

Six Months Ended
March 31, 2007
Average expected life	5.2
Average expected volatility factor	25%
Average risk-free interest rate	4.45%
Average expected dividend yield	------

On March 6, 2007 the Company issued nonqualified stock options totaling 30,000 shares to directors and executives. All of the granted options were fully vested on their issue date. The Company used the Black Scholes pricing model to calculate the value of the options. The value of the options granted on March 6, 2007 totaled $48,060.

For the six months ended March 31, 2007, the Company recorded compensation expense of $54,187 representing the fair value of the vested options granted on March 6, 2007 and the amortizing fair value of the unvested options granted prior to fiscal 2007. As of March 31, 2007, compensation costs related to unvested stock awards not yet recognized in the statements of operations totaled $16,275, which will be recognized over the remaining three year vesting term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers should carefully review the risk factors described under Item 1A of our Annual Report on Form 10-K filed for the year ended September 30, 2006 and in other documents we file from time to time with the Securities and Exchange Commission.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

We are a Value Added Reseller ("VAR") for select Scientific-Atlanta and Motorola new products and we are a distributor for several other manufacturers of cable television ("CATV") equipment. We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies. It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs") and Telecommunication Companies (“Telcoms”). These customers provide an array of different communications services as well as compete in their ability to offer subscribers ‘Triple Play’ transmission services, including data, voice and video.

New Product Offering

During the fourth quarter of fiscal 2006 we added digital converter boxes to our product offerings. The digital converter boxes we purchase and currently sell are considered legacy boxes as the security features are not separable from the boxes. We sold approximately 16,000 legacy converter boxes during the first six months of fiscal 2007, generating revenues of approximately $1.3 million, and are repairing and processing in excess of 80,000 additional legacy converter boxes. The inventory value of the boxes at March 31, 2007 totaled approximately $3.1 million and we expect to invest an additional approximate $1.6 million to repair and process the remaining legacy boxes in inventory.

There is currently an FCC ban on the sale of legacy digital converter boxes scheduled to go into effect on July 1, 2007. While we can not yet determine the final impact of the July 1, 2007 ban, we believe the ban has created an increased demand for our legacy boxes as our U.S. customers will want to build their inventory of these cost effective legacy boxes prior to the ban date. In addition, we expect there will continue to be a demand for our legacy boxes after the ban date, either in the U.S. if waivers are obtained or the FCC deadline is extended, or internationally where no ban exists and these boxes are widely used. There is risk that, after the July 1, 2007 FCC ban date, the normal attrition of legacy boxes in the U.S. market will produce a surplus supply that will drive down pricing in the international market. If this happens, our margins on digital converter box sales will be impacted. However, we expect the sales prices for the refurbished legacy digital boxes will remain above our investment costs.

Result of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006

Net Sales. Net sales increased $3.6 million, or 29.2%, to $16.0 million for the second quarter of fiscal 2007 from $12.4 million for the same period of fiscal 2006. New equipment sales grew by $1.9 million, or 20%, to $11.4 million in the second quarter of fiscal 2007 from $9.5 million in the second quarter of fiscal 2006. The majority of this growth came from increased sales to the three largest customers whose sales increased for the quarter by $0.9 million, $0.4 million and $0.7 million, respectively. Sales to these customers and other large MSOs increased over the same period last year as many customers are purchasing new equipment as part of large capital improvement projects to upgrade the bandwidth of their communication systems. Refurbished equipment sales increased $1.7 million, or 100%, to $3.4 million in the second quarter of fiscal 2007, from $1.7 million for the same period last year. Incremental sales from the introduction of digital converter boxes totaled $0.8 million of the increased second quarter sales. The remaining increase in refurbished sales came from product sales to smaller cable customer that are expanding the size of their existing subscriber territory or performing upgrades from analog equipment, which carries only basic video signals, to digital based equipment, that can transmit voice, data and video signals, using more cost effective refurbished products. Repair service revenue remained relatively consistent at $1.2 million for the second quarter of fiscal 2007 compared to $1.2 million in the same period of fiscal 2006.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $2.3 million, or 27.1%, to $10.8 million in the second quarter of fiscal 2007 from $8.5 million for the same period in fiscal 2006. This increase was primarily due to the increased product sales for the period.

Gross Profit. Gross profit increased $1.3 million, or 33.3%, to $5.2 million in the second quarter of fiscal 2007 from $3.9 million for the same period in fiscal 2006. The increase in gross profit was a direct result of the increase in sales for the quarter. Gross profit margins increased to 32.6% in the second quarter of fiscal 2007 from 31.8% in the second quarter of fiscal 2006. Gross profit margins improved due to the large increase in refurbished product sales, which products have higher margins as well as a change in the mix of new products.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses for the second quarter of fiscal 2007 were $2.1 million which was consistent with the $2.1 million reported in the same period of fiscal 2006. We recorded reduced bad debt expense of $0.1 million in the second quarter of fiscal 2007, due to reduced exposure, and reduced professional services of $0.1 million, associated with the change in accountants and recruitment of new chief financial officer in the second quarter of fiscal 2006. These reduced expenses were offset by the incremental payroll and other operating expenses of Tulsat-Pennsylvania, LLC (dba Broadband Remarketing International) and ComTech-Indiana, a division of ADDvantage Technologies Group of Missouri, Inc. Broadband Remarketing International (“BRI”), which began operations on June 30, 2006 and ComTech-Indiana, which began operations on October 10, 2006, incurred incremental operating expenses in the fiscal 2007 second quarter of $0.1 million and $0.1 million, respectively.

Income from Operations. Income from operations increased $1.3 million, or 72.2%, to $3.0 million for the second quarter of fiscal 2007 from $1.8 million for the same period of fiscal 2006. Income from operations primarily increased as a result of the increase in sales and gross profit for the period.

Interest Expense. In fiscal 2004, we entered into an interest rate swap agreement to fix the interest rate of a $8.0 million monthly amortizing note, of which $5.0 million remained outstanding as of March 31, 2007, at an interest rate of 6.13%. Interest rates on the remaining debt instruments, which total approximately $7.3 million as of March 31, 2007, fluctuate periodically based on specific criteria outlined in the corresponding debt agreements. Interest expense for the second quarter of fiscal year 2007 was $0.2 million compared to $0.2 million for the same period last year. As of March 31, 2007 the line of credit balance was $4.3 million, compared with $3.7 million as of March 31, 2006. The interest rate on the line of credit as of March 31, 2007 and 2006 was 7.32% and 6.83% respectively.

Income Taxes. The provision for income taxes for the second quarter of fiscal 2007 was $1.1 million, or 38.0% of profit before taxes, compared to $0.5 million, or 33.0% of profit before taxes for the same period last year. Our estimated effective tax rate for 2007 was increased as the tax deduction for compensation expense from stock options exercised is expected to be minimal in 2007.

Comparison of Results of Operations for the six months ended March 31, 2007 and March 31, 2006

Net Sales. Net sales increased by $3.6 million, or 13.2%, to $30.8 million for the six months ended March 31, 2007 from $27.2 million for the same period in fiscal 2006. New equipment sales grew by $1.4 million, or 6.9%, to $21.7 million for the six months ended March 31, 2007 from $20.3 million for the same period in fiscal 2006. The majority of this growth came from increased sales to our two largest customers totaling approximately $2.8 million. New product sales increased in 2007 as many customers have started capital improvements to upgrade the bandwidth of their communication signals. Sales of refurbished products grew $2.1 million, or 46.7%, to $6.6 million for the six months ended March 31, 2007 from $4.5 million for the same period fiscal 2006. Sales of refurbished products increased incrementally $1.5 million from the addition of the digital converter box product line introduced during the fourth quarter of fiscal 2006. The remaining increase in refurbished product sales is attributable to several small regional cable providers purchasing increased quantities of more cost effective products to expand their subscriber base coverage or transition from analog transmission to digital to offer additional voice and data services. Repair service revenue remained relatively consistent, growing to $2.5 million for the first six months ended March 31, 2007 from $2.4 million or the same period in fiscal 2006. The additional service revenues generated came from the incremental business of ComTech-Indiana, which began operations on October 10, 2006.

We expect sales of new products to remain strong in the remaining six months of fiscal 2007 as several large MSOs continue their capital improvement projects to increase the bandwidth of their digital communication signals. Furthermore, we expect continued incremental growth from the sales of our legacy digital converter boxes in the U.S. through the end of the third quarter, after which the ban is scheduled to go into effect, and internationally through the end of the fiscal year, where no ban exists.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales. Costs of sales increased $2.6 million, or 14.2%, to $20.9 million for the six months ended March 31, 2007 from $18.3 million for the same period of fiscal 2006. Costs of sales as a percentage of net sales increased to 67.8% for the first six months of fiscal 2007 from 67.4% for the same period of fiscal 2006. The increase in cost of sales percentage in fiscal 2007 was primarily due to a $0.2 million increase in our obsolescence reserve made to offset potential future inventory writedowns.

Gross Profit. Gross profit increased $1.0 million, or 11.2%, to $9.9 million for the six months ended, March 31, 2007 from $8.9 million for the same period of fiscal 2006. The increased gross profit for fiscal 2007 was attributed to the increase in sales of new and refurbished products.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories. Operating, selling, general and administrative expenses decreased $0.1 million, or 2.4%, to $4.0 million for the six months ended March 31, 2007 from $4.1 million for the same period of fiscal 2006. This decrease was primarily attributed to bad debt expense, which was lower by $0.3 million in 2007, due to reduced risk exposure, lower professional services of $0.1 million recorded in 2007, due to the change of accountants and the recruitment of new chief financial officer in 2006. These lower expenses were offset by the incremental operating, selling, general and administrative expenses associated with the new BRI and Com-Tech Indiana operations. BRI, which began operations on June 30, 2006, and Com-Tech Indiana, which began operations on October 1, 2006, incurred incremental operating, selling, general and administrative expenses for the first six months of fiscal 2007 of $0.2 million and $0.1 million, respectively.

Income from Operations. Income from operations increased $1.1 million, or 23.4%, to $5.8 million for the six months ended March 31, 2007 from $4.7 million for the same period last year. Income from operations increased primarily due to increased new and refurbished product sales associated with customer bandwidth upgrades and the incremental sales related to the digital converter box product line.

Interest Expense. In fiscal 2004, we entered into an interest rate swap agreement to fix the interest rate of the $8.0 million monthly amortizing note, of which $5.0 million remained outstanding as of March 31, 2007, at an interest rate of 6.13%. Interest rates on the remaining debt instruments, which total approximately $7.3 million as of March 31, 2007, are determined based on the specific criteria of the corresponding debt agreements. Interest expense for the first six months of fiscal year 2007 was $0.3 million compared to $0.3 million for the same period last year. As of March 31, 2007 the line of credit balance was $4.3 million, compared with $3.7 million as of March 31, 2006. The interest rate on the line of credit as of March 31, 2007 and 2006 was 7.32% and 6.83% respectively.

Income Taxes. The provision for income taxes for the first six months of fiscal 2007 was $2.1 million, or 38.0% of profit before taxes, compared to $1.5 million, or 35.3% of profit before taxes for the same period last year. Our estimated effective tax rate for 2007 was increased as the tax deduction for compensation expense from stock options exercised is expected to be minimal in 2007.

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

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing. The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand. Our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated. Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results. As of March 31, 2007 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling $1.4 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2007, accounts receivable, net of allowance for doubtful accounts of $0.1 million, amounted to $8.1 million.

Liquidity and Capital Resources

We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (7.32% at March 31, 2007.) This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2007, of $4.3 million, due November 30, 2007. At March 31, 2007, $2.7 million of the $7.0 million line of credit remained unused and available.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004. The outstanding balance on this note was $5.0 million at March 31, 2007. The note is due on September 30, 2009, with monthly principal payments of $100,000 plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.82% at March 31, 2007). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%.

Notes payable secured by real estate of $287,640 are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

On November 20, 2006 we purchased real estate consisting of an office and warehouse facility located on ten acres in Broken Arrow, OK from Chymiak Investments, LLC for $3,250,000. The office and warehouse facility is currently being utilized as our headquarters and the office and warehouse of our Tulsat Corporation. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified for the specific use of the Company. A $2,760,000 amortizing term note was executed on November 20, 2006 to finance the purchase of the new facility. The loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest accrues at a calculated rate of 1.5% plus the prevailing 30-day LIBOR rate (6.82% at March 31, 2007).

We finance our operations primarily through internally generated funds and the bank line of credit. Monthly payments of principal for notes payable and loans used to purchase buildings total $1.4 million in the next 12 months. We expect to fund these payments through cash flow from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and term loan associated with the November 20, 2006 building purchase. The interest rates associated with these debt agreements fluctuate with the LIBOR rate. At March 31, 2007, the outstanding balances subject to variable interest rate fluctuations totaled $7.0 million. Future changes in interest rates could cause our borrowing costs to increase or decrease.

The Company maintains no cash equivalents. However, the Company entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million notes payable in order to minimize interest rate risk. Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%. The fair value of this derivative, $108,900 at March 31, 2007, will increase or decrease based on any future changes in interest rates.

The Company does business primarily in North America and Latin America and sales and purchases are denominated in U.S. dollars. The Company purchased credit insurance for international accounts that show risk of payment. Sales to international customers that do not qualify for credit insurance are made on a pre-payment basis

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Corporate Offices of ADDvantage Technologies Group, Inc. on March 6, 2007. At the meeting, the following directors were elected for one year terms (with the votes as indicated):

	FOR	WITHHELD
Kenneth A. Chymiak	9,638,350	226,468
David E. Chymiak	9,638,350	226,468
Stephen J. Tyde	9,654,200	210,618
Freddie H. Gibson	9,654,200	210,618
Henry F. McCabe	9,653,160	211,658

The shareholders also approved the appointment of Hogan & Slovacek as the Company’s auditors for the 2007 fiscal year with 9,837,863 votes FOR, 18,525 votes AGAINST, and 8,430 votes ABSTAINING.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

                                                                                              ______________________________
Date: May 15, 2007                                                                            Kenneth A. Chymiak,
                                                                                      President and Chief Executive Officer
      (Principal Executive Officer)

______________________________
Date: May 15, 2007                                                                                Daniel E. O’Keefe,
           Chief Financial Officer
         (Principal Financial Officer)

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