Form 10-Q
period 2007-08-14
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2007-08-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

□TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM________________ TO ______________

Commission File number 1-10799

ADDvantage Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

1-10799	73-1351610
(Commission file Number)	(IRS Employer Identification No.)

1221 E. Houston, Broken Arrow Oklahoma	74012
(Address of Principal Executive Offices)	(Zip Code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Shares outstanding of the issuer's $.01 par value common stock as of July 30, 2007 were 10,243,756.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2007

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	3
	June 30, 2007 (unaudited) and September 30, 2006 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	5
	Three and Nine Months Ended June 30, 2007 and 2006

	ConsolidatedStatements of Cash Flows (unaudited)	6
	Nine Months Ended June 30, 2007 and 2006

	Notes to unaudited consolidated financial statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

	PART II - OTHER INFORMATION 16

Item 6.	Exhibits.	16

	SIGNATURES	16

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$34,280	$98,898
Accounts receivable, net allowance of $218,000 and $554,000, respectively	7,202,662	5,318,127
Income tax receivable	-	307,299
Inventories, net of allowance for excess and obsolete inventory of $1,481,000 and $1,178,000, respectively	30,485,317	28,990,696
Deferred income taxes	1,043,000	1,074,000
Total current assets	38,765,259	35,789,020
Property and equipment, at cost:
Machinery and equipment	3,146,741	2,697,476
Land and buildings	4,994,661	1,668,511
Leasehold improvements	205,797	205,797
	8,347,199	4,571,784
Less accumulated depreciation and amortization	(2,254,021)	(2,033,679)
Net property and equipment	6,093,178	2,538,105

Other assets:
Deferred income taxes	682,000	702,000
Goodwill	1,592,039	1,560,183
Other assets	209,254	335,566
Total other assets	2,483,293	2,597,749

Total assets	$47,341,730	$40,924,874

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007,	2006
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,337,101	$2,618,490
Accrued expenses	1,451,646	1,181,139
Income taxes payable	889,197	-
Bank revolving line of credit	2,239,303	3,476,622
Notes payable – current portion	1,427,097	1,241,348
Dividends payable	210,000	210,000
Total current liabilities	8,554,344	8,727,599

Notes payable	6,202,819	4,666,738
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares
authorized; 10,264,856 and 10,252,856 shares issued, respectively	102,649	102,528
Paid-in capital	(6,391,268)	(6,474,018)
Retained earnings	26,853,629	21,863,685
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	73,721	92,506
	32,638,731	27,584,701

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	32,584,567	27,530,537

Total liabilities and stockholders’ equity	$47,341,730	$40,924,874

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales income	$16,100,746	$11,926,117	$44,389,169	$36,665,636
Net service income	1,462,355	1,273,342	3,963,000	3,706,591
Total income	17,563,101	13,199,459	48,352,169	40,372,227

Costs of sales	10,560,250	8,294,822	29,602,339	24,665,731
Cost of service	925,209	857,079	2,771,020	2,788,597
Gross profit	6,077,642	4,047,558	15,978,810	12,917,899
Operating, selling, general and
administrative expenses	2,290,244	1,834,478	6,247,292	5,931,119
Depreciation and amortization	77,890	59,554	220,342	166,813
Income from operations	3,709,508	2,153,526	9,511,176	6,819,967
Interest expense	145,097	106,827	446,232	418,876
Income before income taxes	3,564,411	2,046,699	9,064,944	6,401,091
Provision for income taxes	1,354,000	704,000	3,445,000	2,240,000

Net income	2,210,411	1,342,699	5,619,944	4,161,091

Other comprehensive income:

Unrealized gain (loss) on interest rate swap (net of taxes)	5,821	11,520	(18,785	49,870
Comprehensive income	$2,216,232	$1,354,219	$5,601,159	$4,210,961

Net income	$2,210,411	$1,342,699	$5,619,944	$4,161,091
Preferred dividends	210,000	210,000	630,000	630,000
Net income attributable
to common stockholders	$2,000,411	$1,132,699	$4,989,944	$3,531,091

Earnings per share:
Basic	$0.20	$0.11	$0.49	$0.35
Diluted	$0.19	$0.11	$0.49	$0.35

Shares used in per share calculation
Basic	10,237,089	10,171,534	10,234,534	10,125,992
Diluted	10,265,335	10,206,152	10,239,981	10,174,415

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$5,619,944	$4,161,091
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	220,342	166,813
Provision for losses on accounts receivable	121,000	288,700
Provision for excess and obsolete inventory	311,000	-
Deferred income tax provision/(benefit)	51,000	(154,000)
Stock based compensation expense	61,411	96,574
Change in:
Receivables	(1,698,236)	993,956
Inventories	(1,805,621)	(1,644,918)
Other assets	107,527	(3,453)
Accounts payable	(281,389)	(1,811,820)
Accrued expenses	1,159,704	(524,768)
Net cash provided by operating activities	3,866,682	1,568,175

Cash Flows from Investing Activities
Additions of land and building	(3,326,150)	-
Acquisition of business and certain assets	(166,951)	(450,000
Additions to machinery and equipment	(314,170)	(65,504
Net cash (used in) investing activities	(3,807,271)	(515,504

Cash Flows from Financing Activities
Net borrowing under line of credit	(1,237,319)	(458,459
Proceeds from issuance of notes payable	2,760,291	-
Payments on notes payable	(1,038,461)	(929,221
Proceeds from stock options exercised	21,460	689,022
Payments of preferred dividends	(630,000)	(630,000
Net cash (use in) financing activities	(124,029)	(1,328,658

Net (decrease) in cash	(64,618)	(275,987

Cash, beginning of period	98,898	449,219

Cash, end of period	$34,280	$173,232

Supplemental Cash Flow Information
Cash paid for interest	$440,686	$421,668
Cash paid for income taxes	$2,304,382	$2,577,509

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

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, Inc., NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services),  ADDvantage Technologies Group of Texas, Tulsat – Atlanta, LLC, Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International) (collectively, the "Company"), sells new and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry (CATV).

Note 3 – Earnings Per Share

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Basic EPS Computation:

Net income attributable to
common stockholders	$2,000,411	$1,132,699	$4,989,944	$3,531,091

Weighted average outstanding
common shares	10,237,089	10,171,534	10,234,534	10,125,992

Earnings per Share – Basic	$0.20	$0.11	$0.49	$0.35

Diluted EPS Computation:

Net income attributable to
common stockholders	$2,000,411	$1,132,699	$4,989,944	$3,531,091

Weighted average outstanding
common shares	10,237,089	10,171,534	10,234,534	10,125,992

Potentially dilutive securities
Effect of dilutive stock options	28,246	34,618	5,447	48,423
Weighted average shares outstanding
- assuming dilution	10,265,335	10,206,152	10,239,981	10,174,415

Earnings per Share – Diluted	$0.19	$0.11	$0.49	$0.35

Note 4 – Line of Credit and Notes Payable

At June 30, 2007, a $2.2 million balance was outstanding under a $7.0 million line of credit due November 30, 2007, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 2.0% (7.32% at June 30, 2007).  $4.8 million of the $7.0 million line of credit was available at June 30, 2007.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory for working capital purposes.  Among other financial covenants, the line of credit agreement provides that the Company’s net worth must be greater than $15 million plus 50% of annual net income (with no deduction for net losses), determined quarterly.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit.  The resulting overdraft balance, consisting of outstanding checks, was $1.3 million at June 30, 2007 and is included in the bank revolving line of credit.

An $8.0 million amortizing term note was obtained from the Company's primary financial lender to finance the redemption of the outstanding shares of the Series A Convertible Preferred Stock at September 30, 2004.  The outstanding balance on this note was $4.7 million at June 30, 2007.  The note is due on September 30, 2009, with monthly principal payments of $0.1 million plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.82% as of June 30, 2007).  An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the interest rate at 6.13%.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness.  At June 30, 2007, the fair market value of the interest rate swap approximated its carrying value of $0.1 million.

Notes payable of $0.3 million, secured by real estate, are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

On November 20, 2006 the Company purchased real estate consisting of an office and warehouse facility located on ten acres in Broken Arrow, Oklahoma from Chymiak Investments, LLC for $3.3 million. The office and warehouse facility is currently being utilized as the Company's headquarters and the office and warehouse of the Tulsat Corporation subsidiary. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified for the specific use of the Company.   The Company obtained a $2.8 million amortizing term loan on November 20, 2006, secured by the real estate purchased, to finance the purchase of the facility.  The term loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest on the outstanding note balance accrues at the prevailing 30-day LIBOR rate plus 1.5% (6.82% at June 30, 2007).

Note 5 - Commitment and Contingences

On May 14, 2007, the Company's subsidiary, Tulsat Corporation, entered into a contract to construct a 62,500 square foot warehouse facility for $1.7 million.  The new facility will be located on property contiguous to the Company's headquarters and Tulsat's office and warehouse facility located in Broken Arrow, Oklahoma. The Company plans to complete and occupy the new warehouse by December 31, 2007 and expects to pay for the construction costs through internal funds generated from operations. As of June 30, 2007, the Company had not incurred any construction costs associated with the new warehouse facility.

On May 24, 2007, the Company’s subsidiary, ComTech Services, entered into a contract to construct a new 18,000 square foot warehouse and parking facility on the subsidiary’s existing property in Sedalia, Missouri.  The Company expects to pay for the estimated construction costs of $0.4 million through internal funds generated from operations.  As of June 30, 2007, the Company had incurred construction costs of $0.1 million associated with the new facility.

Note 6 – Stock Option Plans

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

At June 30, 2007, 1,009,652 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of stock awards, 729,652 shares were available for future grants.

A summary of the status of the Company's stock options for the six months ended June 30, 2007 is presented below.

	2007
	Wtd. Avg.
	Shares	Ex. Price

Outstanding at September 30, 2006	$105,750	$3.99
Granted	30,000	3.45
Exercised	$(12,000)	$1.79
Canceled	-	-
Outstanding at June 30, 2007	$123,750	$4.07

Exercisable at June 30, 2007	$116,250	$3.96

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

Nine Months Ended
June 30, 2007
Average expected life	5.0
Average expected volatility factor	25%
Average risk-free interest rate	4.45%
Average expected dividend yield	------

On March 6, 2007 the Company issued nonqualified stock options totaling 30,000 shares to directors and executives.  All of the granted options were fully vested on their issue date. The Company used the Black Scholes pricing model to calculate the value of the options. The value of the options granted on March 6, 2007 totaled $48,060.

For the nine months ended June 30, 2007, the Company recorded compensation expense of $61,411 representing the fair value of the vested options granted on March 6, 2007 and the amortizing fair value of the unvested options granted prior to fiscal 2007. As of June 30, 2007, compensation costs related to unvested stock awards not yet recognized in the statements of operations totaled $9,051, which will be recognized over the remaining three year vesting term.

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

We are a Value Added Reseller ("VAR") for select Scientific-Atlanta and Motorola new products and we are a distributor for several other manufacturers of cable television ("CATV") equipment.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs") and Telecommunication Companies (“Telcoms”).  These customers provide an array of different communications services as well as compete in their ability to offer subscribers "Triple Play" transmission services, including data, voice and video.

New Product Offering

During the fourth quarter of fiscal 2006 we added digital converter boxes to our product offerings.  The digital converter boxes we purchase and currently sell are considered legacy boxes as the security features are not separable from the boxes.  We sold approximately 32,000 legacy converter boxes during the first nine months of fiscal 2007, generating revenues of approximately $2.2 million, and are repairing and processing in excess of 107,000 additional legacy converter boxes.  The inventory value of the boxes at June 30, 2007 totaled approximately $3.9 million and we expect to invest an additional approximate $1.5 million to repair and process the remaining legacy boxes currently in inventory.

Throughout the fiscal year, we projected strong domestic demand for our legacy digital converter boxes based on the July 1, 2007 FCC ban deadline for purchasing these types of boxes.  However, rather than making large purchases prior to the ban date, many domestic MSOs chose to petition the FCC for a waiver to the ban requirements and wait to receive a reply before acquiring any additional boxes.  During the quarter ended June 30, 2007, many of the MSOs were granted waivers and the FCC continues to review waiver requests.  The most common type of waiver issued allows the MSO to continue to purchase and distribute legacy boxes based on their commitment to convert to the new box type by February, 2009, when the FCC has mandated that all cable transmissions be digitally broadcast.

Subsequent to June 30, 2007, we have received several purchase orders for legacy boxes from domestic MSOs that obtained waivers, totaling in excess of $2.0 million, and we continue to receive orders from international customers, which we expect to become our predominant customer base for legacy boxes in the future as waivers expire.  During the next few years, as domestic MSO customers convert to the new box type, we expect the normal attrition of legacy boxes will produce a surplus supply that will drive down pricing in the international market.  If this happens, our margins on legacy digital converter box sales will be impacted.  However, we expect the sales prices for the refurbished legacy digital boxes will remain above our investment costs.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

Net Sales. Net sales increased $4.4 million, or 33.3%, to $17.6 million for the third quarter of fiscal 2007 from $13.2 million for the same period of fiscal 2006.  New equipment sales grew by $2.8 million, or 28.3%, to $12.7 million in the third quarter of fiscal 2007 from $9.9 million in the third quarter of fiscal 2006.   The majority of this growth came from increased sales to three large MSO customers whose purchases increased for the quarter by $1.1 million, $0.6 million and $0.4 million, respectively.  Sales to these customers and other large MSOs increased over the same period last year as many customers purchased new equipment as part of large capital improvement projects to upgrade the bandwidth of their communication systems.  Refurbished equipment sales increased $1.4 million, or 70%, to $3.4 million in the second quarter of fiscal 2007, from $2.0 million for the same period last year.   Sales of our recently introduced refurbished digital converter boxes comprised $0.9 million of the increased third quarter sales.  The remaining increase in refurbished sales of $0.5 million came from product sales to smaller cable customers that are expanding the size of their existing subscriber territory or performing upgrades from analog equipment, which carries only basic video signals, to digital based equipment that can transmit voice, data and video signals.  Repair revenue increased $0.2 million, or 15.4%, to $1.5 million in the second quarter of fiscal 2007 from $1.3 million in the third quarter of fiscal 2006.   The additional revenues resulted from the incremental business from ComTech Services' new service location in Mishawaka, Indiana ("ComTech-Indiana") of $0.1 million, which began operations on October 10, 2006, along with increased revenues of $0.1 million due to additional service routes being operated by our Jones Broadband division.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Costs of sales increased $2.3 million, or 25.0%, to $11.5 million in the third quarter of fiscal 2007 from $9.2 million for the same period in fiscal 2006.  The increase was primarily due to the increased product sales for the period.

Gross Profit.  Gross profit increased $2.1 million, or 53.3%, to $6.1 million in the third quarter of fiscal 2007 from $4.0 million for the same period in fiscal 2006.   The increase in gross profit was a direct result of the increase in sales for the quarter.  Gross profit margins increased to 34.6% in the third quarter of fiscal 2007 from 30.7% in the third quarter of fiscal 2006.  Gross profit margins improve due primarily to the large increase in refurbished product sales, which products have higher margins.  Gross profit margins were also favorably impacted from an increase in sales of new products originally acquired on the surplus market rather than from OEM suppliers.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.5 million to $2.3 million for the third quarter of fiscal 2007 from $1.8 million reported in the same period of fiscal 2006.   We recorded a $0.1 million increase in payroll accrual related to year end bonuses as well as an increase in our bad debt reserve of $0.1 million associated with a customer whose receivable became doubtful.  We also incurred incremental payroll from the new operations of Tulsat-Pennsylvania, LLC ("BRI") which began operations on June 30, 2006 and ComTech-Indiana, which began operations on October 10, 2006 of $0.1 million and $0.1 million, respectively.

Income from Operations.  Income from operations increased $1.5 million, or 68.2%, to $3.7 million for the third quarter of fiscal 2007 from $2.2 million for the same period of fiscal 2006.  Income from operations primarily increased as a result of the increase in sales and gross profit for the period.

Interest Expense.    In fiscal 2004, we entered into an interest rate swap agreement to fix the interest rate of an $8.0 million monthly amortizing note, of which $4.7 million remained outstanding as of June 30, 2007, at an interest rate of 6.13% per annum.  Interest rates on the remaining debt instruments, which had outstanding principal balances totaling $5.4 million as of June 30, 2007, fluctuate periodically based on specific criteria outlined in the corresponding debt agreements.  Interest expense for the third quarter of fiscal year 2007 was $0.1 million which was substantially the same as we incurred during the same period last year.  As of June 30, 2007, the outstanding balance on the line of credit balance was $2.2 million, compared with $1.8 million as of June 30, 2006.  The interest rates on the line of credit as of June 30, 2007 and 2006 were 7.32% and 7.35%, respectively.

Income Taxes.  The provision for income taxes for the third quarter of fiscal 2007 was $1.4 million, or 38.0% of profit before taxes, compared to $0.7 million, or 34.4% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2007 was increased as the tax deduction for compensation expense from stock options exercised is expected to be minimal in 2007.

Comparison of Results of Operations for the nine months ended June 30, 2007 and June 30, 2006

Net Sales.  Net sales increased by $8.0 million, or 19.8%, to $48.4 million for the nine months ended June 30, 2007 from $40.4 million for the same period in fiscal 2006.  New equipment sales grew by $4.2 million, or 13.9%, to $34.4 million for the nine months ended June 30, 2007 from $30.2 million for the same period in fiscal 2006.  The majority of this growth came from increased sales to our two largest customers totaling approximately $3.3 million.  New product sales increased in 2007 as many customers have started capital improvements to upgrade the bandwidth of their communication signals.  Sales of refurbished products grew $3.5 million, or 53.8%, to $10.0 million for the nine months ended June 30, 2007 from $6.5 million for the same period in fiscal 2006.    Sales of refurbished products increased incrementally $2.6 million primarily from the addition of the digital converter box product line introduced during the fourth quarter of fiscal 2006.  The remaining increase in refurbished product sales is attributable to several small regional cable providers purchasing increased quantities of more cost effective products to expand their subscriber base coverage or transition from analog to digital transmission to offer additional voice and data services.  Repair service revenue remained relatively consistent, growing to $4.0 million for the nine months ended June 30, 2007 from $3.7 million for the same period in fiscal 2006.   The additional service revenues generated came from the incremental business of $0.1 million from ComTech-Indiana, which began operations on October 10, 2006 along with increased revenues of $0.2 million due to additional service routes being operated by our Jones Broadband division.

We expect sales of new products to remain strong in the remaining three months of fiscal 2007 as several large MSOs continue their capital improvement projects to increase the bandwidth of their digital communication signals.  Furthermore, we expect continued incremental growth from the sales of our legacy digital converter boxes in the U.S. through the end of the fiscal year.

Costs of Sales.  Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.   Costs of sales increased $4.9 million, or 17.9%, to $32.4 million for the nine months ended June 30, 2007 from $27.5 million for the same period of fiscal 2006.   The increase in costs was the direct result of our increased net sales.

Gross Profit.  Gross profit increased $3.1 million, or 24.0%, to $16.0 million for the nine months ended, June 30, 2007 from $12.9 million for the same period of fiscal 2006.  The increased gross profit for fiscal 2007 was attributed to the increase in sales of new and refurbished products.   Gross profit margins increased to 33.0% for the first nine months of 2007 compared to 32.0% for the same period last year.  This increase in gross profit margins was attributed to increased sales of our refurbished product line, which sales have higher margins than new products, as well as an increase in sales of new products originally acquired on the surplus market rather than from OEM suppliers.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.3 million, or 5.1%, to $6.2 million for the nine months ended June 30, 2007 from $5.9 million for the same period of fiscal 2006.  This increase was primarily attributed the incremental administrative expenses associated with the new BRI and ComTech-Indiana operations for the first nine months of fiscal 2007 of $0.3 million and $0.1 million, respectively.

Income from Operations.   Income from operations increased $2.7 million, or 39.7%, to $9.5 million for the nine months ended June 30, 2007 from $6.8 million for the same period last year.  Income from operations increased primarily due to increased new and refurbished product sales associated with customer bandwidth upgrades and the incremental sales related to the digital converter box product line.

Interest Expense.    In fiscal 2004, we entered into an interest rate swap agreement to fix the interest rate of a $8.0 million monthly amortizing note, of which $4.7 million remained outstanding as of June 30, 2007, at an interest rate of 6.13%.  Interest rates on the remaining debt instruments, which had outstanding balances totaling $5.4 million as of June 30, 2007, fluctuate periodically based on specific criteria outlined in the corresponding debt agreements.  Interest expense for the first nine months of fiscal year 2007 was $0.4 million which was substantionally the same as we incurred during the same period last year.  As of June 30, 2007 the line of credit balance was $2.2 million, compared with $1.8 million as of June 30, 2006.  The interest rate on the line of credit as of June 30, 2007 and 2006 was 7.32% and 7.35%, respectively.

Income Taxes.  The provision for income taxes for the nine months ending June 30, 2007 was $3.4 million, or 38.0% of profit before taxes, compared to $2.2 million, or 35.0% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2007 was increased as the tax deduction for compensation expense from stock options exercised is expected to be minimal in 2007.

Recently issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No.159 will have on our operating income or net earnings.

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

We market our products primarily to MSOs and other users of cable television equipment who are seeking products that can be shipped on a same-day basis, or seeking products which manufacturers have discontinued production.  Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross profit margins on our sales.   Carrying these significant inventories represents our greatest risk.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we make in a reasonable period. Our investment in inventory is represented predominantly by new products purchased from manufacturers and surplus-new products, which are unused products purchased from other distributors or MSOs.

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand.  Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results.  As of June 30, 2007 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling approximately $1.5 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2007, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.2 million, amounted to $7.4 million.

Liquidity and Capital Resources

We have a line of credit with the Bank of Oklahoma under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 2.0% (7.32% at June 30, 2007.)  This line of credit will provide the lesser of $7.0 million or the sum of 80% of qualified accounts receivable and 50% of qualified inventory in a revolving line of credit for working capital purposes.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at March 31, 2007, of $2.2 million, due November 30, 2007.  At June 30, 2007, $4.8 million of the $7.0 million line of credit remained unused and available.

An $8 million amortizing term note with Bank of Oklahoma was obtained to finance the redemption of the outstanding shares of our Series A Convertible Preferred Stock at September 30, 2004.  The outstanding balance on this note was $4.7 million at June 30, 2007.  The note is due on September 30, 2009, with monthly principal payments of $0.1 million plus accrued interest, and the note bears interest at the prevailing 30-day LIBOR rate plus 2.50% (7.82% at June 30, 2007). An interest rate swap was entered into simultaneously with the note on September 30, 2004, which fixed the  annual interest rate at 6.13%.

Notes payable secured by real estate of $0.3 million are due in monthly payments through 2013 with interest at 5.5% per annum through 2008, converting thereafter to prime minus .25%.

On November 20, 2006 we purchased real estate consisting of an office and warehouse facility located on ten acres in Broken Arrow, Oklahoma from Chymiak Investments, LLC for $3.3 million which equaled the seller's carrying cost for the property.  The office and warehouse facility is currently being utilized as our headquarters and the office and warehouse of our Tulsat Corporation. The office and warehouse facility contains approximately 100,000 square feet of gross building area and was recently renovated and modified for the specific use of the Company.  A $2.8 million amortizing term note was executed on November 20, 2006 to finance the purchase of the new facility. The loan matures over fifteen years and payments are due monthly, beginning December 31, 2006, at $15,334 plus accrued interest. Interest on the outstanding note balance accrues at the prevailing 30-day LIBOR rate plus 1.5% (6.82% at June 30, 2007).

On May 14, 2007, our subsidiary, Tulsat Corporation, entered into a contract to construct a 62,500 square foot warehouse facility $1.7 million. The new facility will be located adjacent to our headquarters and Tulsat's office and warehouse facility located in Broken Arrow, Oklahoma.  We plan to complete and occupy the new warehouse by December 31, 2007 and expect to pay for the construction costs through internal funds generated from operations. As of June 30, 2007, we had not incurred any construction costs associated with our new warehouse facility.

On May 24, 2007, our subsidiary, ComTech Services, entered into a contract to construct a new 18,000 square foot warehouse and parking facility adjacent to the existing property in Sedalia, Missouri.  We expect to pay for the estimated construction costs of $0.4 million through internal funds generated from operations.  As of June 30, 2007, we had incurred construction costs of $0.1 million associated with the new facility.

We finance our operations primarily through internally generated funds and the bank line of credit.  Monthly payments of principal for notes payable and loans used to purchase buildings, as well as the future committed construction costs associated with the two new warehouse facilities, are expected to total $3.5 million in the next 12 months.  We expect to fund these payments through cash flow from operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to its revolving line of credit and term loan associated with the November 20, 2006 building purchase.  The interest rates associated with these debt agreements fluctuate with the LIBOR rate.  At June 30, 2007, the outstanding balances subject to variable interest rate fluctuations totaled $4.9 million.  Future changes in interest rates could cause our borrowing costs to increase or decrease.

We maintain no cash equivalents.  However, we entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8 million note payable in order to minimize interest rate risk.  Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.50%, the swap effectively fixed the interest rate at 6.13%.  The fair value of this derivative, $118,721 at June 30, 2007, will increase or decrease based on any future changes in interest rates.

We conduct business primarily in North America and Latin America and all sales and purchases are denominated in U.S. dollars.  We purchase credit insurance for international accounts that present risk of payment. Sales to international customers that do not qualify for credit insurance are made on a pre-payment basis

Item 4.  Controls and Procedures.

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

          ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                                                                                (Registrant)

                                                                                                  ______________________________
Date: August 14, 2007                                                                Kenneth A. Chymiak,
                                                                                                  President and Chief Executive Officer
                                                                                                 (Principal Executive Officer)

 ______________________________
Date: August 14, 2007                                                               Daniel E. O’Keefe,
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