Form 10-K/A
period 2006-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2007-12-06
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10799

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 E. Houston, Broken Arrow, Oklahoma	74012
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121

Securities registered under Section 12(b) of the Act
Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Echange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐ No ☒

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,232,756 as of December 12, 2006.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              FORM 10-K
           YEAR ENDED SEPTEMBER 30, 2006

SIGNATURES

Explanatory Note

ADDvantage Technologies Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission on December 27, 2006 (the “Original Form 10-K”).

This amendment is being filed to reflect the restatements of the Company’s 2006 and 2005 Consolidated Statements of Cash flows, as discussed in Note 11, contained herein, and other information related to such restated financial information. Except for Items 7, 8 and 9A of Part II of the Original Form 10-K, no other information is amended by this Form 10-K/A. We are filing herewith currently dated certifications in Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Form 10-K for the fiscal year ended September 30, 2006. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the filing of the Origianl Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-K/A is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the filing of the Origianl Form 10-K on December 27, 2006. For a description of subsequent events, this Form 10-K/A should be read in conjunction with our filings made subsequent to December 27, 2006, including our reports on Form 10-Q for the quarters ended December 31, 2006, March 31 and June 30, 2007 and each of our reports on Form 8-K since December 27, 2006.

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

Between August 2005 and October 2006, we made three strategic acquisitions. On August 17, 2005, we purchased Jones Broadband International, Inc. (“JBI”), a cable equipment distributor with operations in Oceanside, California and Stockton, California for a total consideration of approximately $3.9 million. The acquisition of Jones Broadband gave us a West Coast sales presence, expanded our customer base in Latin America and added an additional regional service center to our nationwide network. During 2006, Jones Broadband generated approximately $2.5 million of incremental revenue to our consolidated results but failed to contribute to our overall profitability. Throughout the year we addressed several ownership transitional issues including staffing, accounting system conversion and changes in product line offerings. In addition, we also wrote down the inventory value of the fiber optic cable offered by this subsidiary by approximately $400,000 due to its recent market price deterioration. While we will continue to make changes within the Jones Broadband operation, we expect the subsidiary to make a positive contribution to consolidated fiscal 2007 profitability.

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

Liquidity and Capital Resources

Restated
We have restated our 2006 and 2005 Consolidated Statements of Cash Flows in this 10-K/A filing, as further explained in Note 11 of “Item 8. Financial Statements and Supplementary Data”, to reflect the correct cash outflows associated with the 2005 acquisition of Jones Broadband International (“JBI”). On August 19, 2005 we purchased 100% of the outstanding stock of JBI for a total consideration of approximately $3.9 million. This consideration consisted of a purchase price of approximately $3.6 million as well as our assumption of the accounts payable and accrued liabilities of JBI totaling approximately $0.3 million. During fiscal 2006 and fiscal 2005, we paid approximately $0.5 million and $2.9 million of the total purchase price associated with this acquisition, respectively. We we paid the remainder of the purchase price, approximating $0.2 million, in fiscal 2007.

We finance our operations primarily through internally generated funds and a bank line of credit. During 2006, we generated approximately $0.7 million cash flow from operations including an increase in inventory of $4.1 million and a trade payables reduction of $2.0 million.  During the fiscal year, we invested approximately $0.1 million of capital assets and acquired $0.5 million of additional assets in an exchange for 87,209 shares of our common stock. We also received approximately $0.3 million from stock options exercised and kept our bank borrowings consistent while and meeting our preferred stock dividend obligations of $0.8 million. These activities resulted in a net decrease in cash of approximately $0.4 million.

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

    As described in Note 11, effective December 3, 2007, the Company restated its consolidated statements of cash flows for the years ended September 30, 2006 and 2005, to correctly present certain operating and investing cash flows related to the August 19, 2005, acquisition of Jones Broadband Interantional, Inc.

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

HOGAN AND SLOVACEK

Tulsa, Oklahoma
December 22, 2006, except for Note 11 and the last
paragraph of Note 2, which are as of December 5, 2007

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

TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
December 22, 2005, except for Note 11
and the last paragraph in Note 2 as to
which the date is December 5, 2007

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,
2006	2005	2004
(as Restated)	(as Restated)
Cash Flows from Operating Activities
Net income	$4,842,718	$5,814,392	$5,813,753
Adjustments to reconcile net income
provided by operating activities:
Depreciation and amortization	247,504	256,435	277,352
Provision for losses on accounts receivable	445,541	40,080	-
Provision for excess and obsolete inventories	439,625	482,395	645,900
Loss on disposal of property and equipment	76,829	-	24,412
Deferred income tax benefit	(22,000)	(3,000)	(172,000)
Change in:
Receivables	1,600,582	(2,174,498)	(1,004,069)
Inventories	(4,109,172)	(1,927,585)	506,482
Other assets	(132,276)	(51,577)	8,406
Accounts payable	(1,985,706)	2,855,516	(872,526)
Accrued liabilities	(660,242)	233,181	208,086
Net cash provided by operating activities	743,403	5,525,339	5,435,796

Cash Flows from Investing Activities
Additions to property and equipment	(99,520)	(446,534)	(77,201)
Investment in Jones Broadband International,
net of cash acquired of $100,322	(500,471)	(2,884,614)	-
Net cash used in investing activities	(599,991)	(3,331,148)	(77,201)

Cash Flows from Financing Activities
Net change under bank revolving line of credit	1,241,942	(990,503)	(1,960,719)
Proceeds on notes payable	-	-	8,000,000
Payments on notes payable	(1,239,184)	(1,250,455)	(1,342,067)
Proceeds from stock options exercised	343,509	19,747	104,147
Payments of preferred dividends	(840,000)	(840,000)	(1,340,000
Redemption of preferred stock	-	-	(8,000,000
Net cash used in financing activities	(493,733)	(3,061,211)	(4,538,639

Net increase (decrease) in cash	(350,321)	(867,020)	819,956
Cash, beginning of year	449,219	1,316,239	496,283

Cash, end of year	$98,898	$449,219	$1,316,239

Supplemental Cash Flow Information
Cash paid for interest	$531,596	$557,560	$172,426
Cash paid for income taxes	$3,019,768	$3,582,616	$3,669,170
Value of shares issued in exchange for business and
certain assets	$450,000	-	-

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

On August 19, 2005, the Company acquired 100% of the outstanding stock of Jones Broadband International, Inc. ("JBI") for a total consideration of  approximately $3.9 million. This consideration consisted of a purchase price of  approximately $3.6 million as well as the assumption of JBI’s  accounts payable and accrued liabilities totaling approximately $0.3 million.  In accordance with the terms of the Purchase Agreement, during fiscal 2006 and 2005, the Company paid approximately $0.5 million and $2.9 million of the total purchase price associated with this acquisition, respectively. The Company paid the remainder of the purchase price, approximating $0.2 million in fiscal 2007.  The total purchase price represented the approximate book value of JBI, consisting of $2.6 million of inventory, after an approximate $0.5 million write down to market, and $1.3 million of other assets including receivables and fixed assets. JBI’s main office is in Oceanside, California and it has a warehouse in Stockton, California. Results of JBI’s operations are included in the Company’s consolidated statements of income from the acquisition date.

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

Note 11 –        Restatement of the Consolidated Statements of Cash Flows for the Years ended September 30, 2006 and 2005.

On December 3, 2007, the Company concluded that the cash flows from certain operating and investing activities set forth in the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006 and 2005 were inaccurate and needed restatement.

The restatements for the periods described above were caused by errors in presenting the cash outflows associated with the Company’s August 19, 2005 acquisition of Jones Broadband International (“JBI”) in accordance with Statement of Financial Accounting Standard No. 95, Statement of Cash Flows. This statement requires that only the actual cash outflows associated with the purchase price be presented as an Investing Activity during the period reported.

On August 19, 2005 the Company acquired 100% of the outstanding stock of JBI for a total consideration of $3,865,573. This consideration consisted of  purchase price totaling $3,530,919 as well as the assumption of JBI’s accounts payable and accrued liabilities at closing totaling $334,654.   In accordance with the terms of the Purchase Agreement, during fiscal 2006 and 2005, the Company paid $500,471 and $2,884,614 of the total purchase price associated with this acquisition, respectively.  The remaining $145,834 of the agreed upon purchase price was paid in fiscal 2007.

The Company recorded the investment transaction correctly on the balance sheet but incorrectly included the assumed JBI accounts payable and accrued liabilities as well as certain purchase price payments, made subsequent to fiscal 2005, in the investment in JBI disclosed on the 2005 Statement of Cash Flows.  As such, the “Investment in Jones Broadband International, net of cash acquired of $100,322” originally disclosed in the 2005 Consolidated  Statement of Cash Flows, totaling $3,510,935 was overstated by $626,321. These liabilities should have been reflected in the Net cash provided by operating activities section of the 2005 Consolidated Statement of Cash Flows.  The 2005 Statement of Cash Flows has been restated to appropriately reflect these liabilities.

During fiscal 2006, the Company paid $500,471 of the JBI purchase price liabilities. The Company did not correctly present the purchase price payments in the original 2006 Statement of Cash flows. As such, the 2006 Consolidated Statement of Cash Flows has been restated to appropriately reflect  these cash outflows.

The original 2005 and 2006 Statements of Cash Flows, adjustments and restated Statements of Cash Flows are detailed below:

ADDvantage Technologies Group, Inc.
Consolidated Condensed Statements of Cash Flows

Fiscal Year Ended September 30
	2006 (as Restated)	Adjustment	Original 2006	2005 (as Restated)	Adjustment	Original 2005

Cash Flows from Operating Activities
Net Income	4,842,718		4,842,718	5,814,392		5,814,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,504		247,504	256,435		256,435
Provision for losses on accounts receivable	445,541		445,541	40,080		40,080
Provision for excess and obsolete inventories	439,625		439,625	482,395		482,395
Loss on disposal of property and equipment	76,829		76,829	-		-
Deferred income tax benefit	(22,000)		(22,000)	(3,000)		(3,000)
Change in:
Receivables	1,600,582		1,600,582	(2,174,498)		(2,174,498)
Inventories	(4,109,172)		(4,109,172)	(1,927,585)		(1,927,585)
Other assets	(132,276)		(132,276)	(51,577)		(51,577)
Accounts payable	(1,985,706)	354,638	(2,340,344)	2,855,516	(172,311)	3,027,827
Accrued expenses	(660,242)	145,833	(806,075)	233,181	(454,010)	687,191
Net cash provided by operating activities	743,403	500,471	242,932	5,525,339	(626,321)	6,151,660

Cash Flows from Investing Activities
Additions to property and equipment	(99,520)		(99,520)	(446,534)		(446,534)
Investment in Jones Broadband International, net of cash acquired of $100,322	(500,471)	(500,471)	-	(2,884,614)	626,321	(3,510,935)
Net cash used in investing activities	(599,991)	(500,471)	(99,520)	(3,331,148)	626,321	(3,957,469)

Cash Flows from Financing Activities
Net change under line of credit	1,241,942		1,241,942	(990,503)		(990,503)
Proceeds ion notes payable	-		-	-		-
Payments on notes payable	(1,239,184)		(1,239,184)	(1,250,455)		(1,250,455)
Proceeds from stock options exercised	343,509		343,509	19,747		19,747
Payments of preferred dividends	(840,000)		(840,000)	(840,000)		(840,000)
Repurchase of preferred stock	-		-	-		-
Net cash (used in) or provided by financing activities	(493,733)		(493,733)	(3,061,211)		(3,061,211)

Net (decrease) increase in cash	(350,321)		(350,321)	(867,020)		(867,020)

Cash, beginning of period	449,219		449,219	1,316,239		1,316,239

Cash, end of period	$98,898		$98,898	$449,219		$449,219

Supplemental Cash Flow Information
Cash paid for interest	$531,596		$531,596	$557,560		$557,560
Cash paid for income taxes	$3,019,768		$3,019,768	$3,582,616		$3,582,616
Value of shares issued in exchange for business and certain assets	$450,000		$450,000	-		-

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of the 2006 and 2005 Consolidated Statements of Cash Flows, the Company reevaluated its disclosure controls and procedures as of the end of the period covered by this report. Based upon the reevaluation that was conducted, management, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective as of September 30, 2006 because of a material weakness in internal controls over financial reporting regarding the accounting for certain acquisition payments and assumed liabilities disclosed in the 2006 and 2005 Statements of Cash Flows in accordance with the requirements outlined in SFAS 95 Statement of Cash Flows, which resulted in the Company having to restate its Consolidated Statements of Cash Flows as further described in Note 11 of “Item 8. Financial Statements and Supplementary Data”. Notwithstanding the existence of such material weakness, management has concluded that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects the Company’s financial condition as of September 30, 2006 and 2005, the results of operations and cash flows for each of the three years ended September 30, 2006, 2005 and 2004.

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

10.5	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006 incorporated by reference to the Company's Original Form 10-K filed in December 27, 2006.

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

21.1                 Listing of the Company's subsidiaries incorporated by reference to the Company's Original Form 10-K filed December 27, 2006.

23.1                 Consent of Hogan & Slovacek.

23.2                Consent of Tullius Taylor Sartain & Sartain LLP.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amemded report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date: December 6, 2007                                By: /s/ Kenneth A. Chymiak
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

10.5	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006 incorporated by reference to the Company's Original Form 10-K filed December 27, 2006.

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

21.1                 Listing of the Company’s subsidiaries incorporated by reference to the Company's Original Form 10-K filed December 27, 2006.

23.1                Consent of Hogan & Slovacek.

23.2                Consent of Tullius Taylor Sartain & Sartain LLP.

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