Form 10-K
period 2007-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2007-12-31
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10799

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 E. Houston, Broken Arrow, Oklahoma	74012
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121
Securities registered under Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2007 was $19,537,691.
Yes ☐ No ☒
The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,249,656 as of December 10, 2007.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                              ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                FORM 10-K
YEAR ENDED SEPTEMBER 30, 2007

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

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value added resellers (“VARs”).  Tulsat, located in Broken Arrow, Oklahoma, is an exclusive Scientific-Atlanta Master Stocking Distributor for certain legacy products and distributes most of Scientific-Atlanta's other products.  Tulsat has also been designated an authorized third party Scientific-Atlanta repair center for select products.  NCS, located in Warminster, Pennsylvania, is a leading distributor of Motorola broadband products.  Other subsidiaries distribute Standard, Corning-Gilbert, Blonder-Tongue, RL Drake, Quintech, Videotek and WaveTek products.

In addition to offering a broad range of new products, we also purchase and sell surplus and refurbished equipment that becomes available in the market as a result of cable operator system upgrades or overstocks in their warehouses. We maintain one of the industry's largest inventories of new and refurbished equipment, allowing us to deliver products to our customers within a short period of time. We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Our subsidiaries all operate technical service centers specializing in Motorola, Magnavox, Scientific-Atlanta and JDSU-Acterna repairs.

Overview of the Industry

We participate in markets for equipment sold primarily to cable operators (called multiple system operators or “MSOs”) and other communication companies.  As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by MSOs  in the United States.  Within the last few years,  MSOs  have begun to offer a "triple-play" bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber.  To offer these expanded services, MSOs have invested significantly to convert their systems to digital networks and continue to upgrade their cable plants to increase the speed of their communication signals.  As a result, many MSOs have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to most of their subscribers through their existing hybrid fiber co-axial (HFC) infrastructure.

We believe that we have been able to provide many of the products and services sought by MSOs as they establish and expand their services and territories.  Our relationships with our principal vendors, Scientific-Atlanta and Motorola, provide us with products that are important to cable operators as they maintain and expand their systems.  These relationships and our inventory are key factors, we believe, in our prospects for revenue and profit growth.

We are focused on the opportunities provided by technological changes resulting from the implementation of fiber-to-the home (“FTTH”) by several large telephone companies, the continued expansion of bandwidth signals by MSOs, and the increased sales to customers in  Latin America.  We continue to stock legacy CATV equipment as well as new digital and optical broadband telecommunications equipment from major suppliers so we can provide our customers one-stop shopping, access to "hard-to-find" products and reduce customer downtime because we have the product in stock. Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations.  Through our eight service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

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

On June 22, 2006 we purchased the assets of Broadband Remarketing International.  This acquisition expanded our product offerings to include refurbished digital converter set-top boxes and equipment destruction services.  On September 19, 2006, we completed the purchase of approximately 100,000 surplus digital set-top boxes from Adelphia Communication Corporation for approximately $1.8 million and began to refurbish these boxes and offer them for sale.  During fiscal 2007 we purchased approximately 40,000 additional surplus digital set top boxes and sold approximately 57,000 boxes to U.S. and international customers generating incremental revenues from this product line of approximately $4.3 million.  At the end of the 2007 fiscal year, we inventoried approximately 78,000 surplus digital set top boxes with a combined value of approximately $2.7 million.

The boxes that we purchase and currently market are considered legacy boxes as the security features (which allow the MSOs to control channel access and services) are not separable from digital boxes.  The Federal Communications Commission ("FCC") issued a ban on MSOs purchasing these legacy boxes after July 1, 2007 in the attempt to force the cable industry to transition to digital boxes with separable security features. By separating the security features from the digital boxes, the FCC believes the equipment can be more widely distributed through commercial retailers (such as Wal-Mart, Best Buy and Circuit City).

Several large and small MSOs filed petitions with the FCC requesting at least partial, if not full, waivers to the regulation.  A few of these MSOs received waivers and, as a result, are able to continue to purchase these legacy boxes for a specified period of time.  We expect there will continue to be demand for these boxes on a limited basis in the U.S. for those companies that have obtained waivers, and internationally where no ban exists and they are widely used.  However, our ability to continue to obtain surplus digital converter boxes as well as generate sales of certain boxes currently in inventory are risk factors further disclosed in “Item 1A.  Risk Factors”.

We expect to add the set-top digital boxes with separable security features to our refurbished digital box product line as surplus boxes become available.

Products and Services

We offer our customers a wide range of new, surplus new and refurbished products that are used in connection with the video, telephone and internet data signals.

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

Fiber products are used to transmit the output of cable system headend to multiple locations using fiber optic cable.  In this category, we currently offer products including optical transmitters, fiber optic cable, receivers, couplers, splitters and compatible accessories.  These products convert radio frequencies to light frequencies and launch them on optical fiber.  At each receiver site, an optical receiver is used to convert the signals back to RF VHF frequencies for distribution to subscribers.

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

We also inventory and sell to our customers other hardware such as test equipment, connector and cable products.

Revenues by Geographic Areas

Our revenues by geographic areas were as follows:
                                                                                             Years ended September 30,

	2007	2006	2005
Geographic Area
United States	$59,756,983	$48,713,482	$47,863,096
Latin America
and Other	5,889,102	3,827,727	2,410,099

Total	$$65,646,085	$52,541,209	$50,273,195

 Revenues attributed to geographic areas are based on the location of the customer. All of our long-lived assets are located in the United States.

Sales and Marketing

In fiscal 2007, sales of new products represented 69% of our total revenues and re-manufactured product sales represented 23%.  Repair and other services contributed the remaining 8% of  revenues.

We market and sell our products to franchise and private MSOs, telephone companies, system contractors and other resellers.  Our sales and marketing are predominantly performed by the internal sales and customer service staff of our subsidiaries.  We also have outside sales representatives located in various geographic areas.  The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, advertising in trade journals, telemarketing and direct mail to our customer base in the United States.  We have developed contacts with major MSOs in the United States and we are constantly in touch with these operators regarding their plans for upgrading or expansion as well as their needs to either purchase or sell equipment.

We market ourselves as an "On Hand - On Demand" distributor. We maintain the largest inventory of new and used cable products of any reseller in the industry and offer our customers same day shipments. We believe our investment in on-hand inventory, our network of regional repair centers, and our experienced sales and customer service team create a competitive advantage for us.

We continue to add products and services to maintain and expand our current customer base in North America, Latin America, Europe and the Far East. Sales in Latin America continue to grow as we expand our relationships with international cable operators in this region.  We believe there is growth potential for sales of new and legacy products in the international market as some operators choose to upgrade to new larger bandwidth platforms while other customers, specifically in developing markets, desire less expensive legacy new and refurbished  products.   We extend credit on a limited basis to international customers that purchase products on a regular basis and make timely payments. However, for most international sales we require prepayment of sales or letters of credit confirmed by U.S. banks prior to shipment of products.

Suppliers

In fiscal 2007, we purchased approximately $14.4 million of new inventory directly from Scientific-Atlanta and approximately $7.2 million of new inventory directly from Motorola.  These purchases represented approximately 53% of our total inventory purchases for fiscal 2007.  The concentration of our inventory suppliers subjects us to risk which is further discussed in "Item 1A. Risk Factors."  We also purchase a large amount of our inventory from MSOs who have upgraded or are in the process of upgrading their systems.

Seasonality

Many of the products that we sell are installed outdoors and can be damaged by storms and power surges.  Consequently, we experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

Competition and Working Capital Practices.

The CATV industry is highly competitive with numerous companies competing in various segments of the market.  There are a number of competitors throughout the United States buying and selling new and remanufactured CATV equipment similar to the products that we offer.  However, most of these competitors do not maintain the large inventory that we carry due to capital requirements.  We maintain the practice of carrying large quantities of inventory to meet both the customers' urgent needs and mitigate the extended lead times of our suppliers.  In terms of sales and inventory on hand, we are the largest reseller in this industry, providing both sales and service of new and re-manufactured CATV equipment.

We also compete with our OEM suppliers as they sell directly to our customers.  Our OEM suppliers have a competitive advantage over us as they can sell products at lower prices than we offer.  As a result, we are often considered a secondary supplier by large MSOs and telephone companies when they are making large equipment purchases or upgrades.  However, for smaller orders or items that are needed to be delivered quickly, we hold an advantage over these suppliers as we carry most inventory in stock and can have it delivered in a very short timeframe.

Working capital practices in the industry center on inventory and accounts receivable. We choose to carry a large inventory and continue to reinvest excess cash flow in new inventory to expand our product offerings. The greatest need for working capital occurs when we make bulk purchases of surplus new and used inventory, or when our OEM suppliers offer additional discounts on bulk purchases. Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility which currently permits borrowings up to $7,000,000.We expect to have sufficient funds available from these sources to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of over 2,000 active accounts.  Sales to our largest customer accounted for approximately 9% of our revenues in fiscal 2007.  Approximately 34% of our revenues for fiscal year 2007 and approximately 32% for 2006 were derived from sales of products and services to our five largest customers.  There are approximately 6,000 cable television systems within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2007, we had 167 employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized and we are not subject to any collective bargaining agreements.

Item 1A.   Risk Factors.

Each of the following risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.  Additional risks not presently known, or which we currently consider immaterial also may adversely affect us.

We are highly dependent upon our principal executive officers who also own a significant amount of our outstanding stock.  At September 30, 2007, David Chymiak, Chairman of the Board, and Kenneth Chymiak, President and Chief Executive Officer, owned approximately 43% of our outstanding common stock.  Our performance is highly dependent upon the skill, experience and availability of these two persons.  Should either of them become unavailable to us, our performance and results of operations could be adversely affected to a material extent.  In addition, they continue to own a significant interest in us, thus limiting our ability to take any action without their approval or acquiescence.  Likewise, as shareholders, they may elect to take certain actions which may be contrary to the interests of the other shareholders.

Our business is dependent on our customers' capital budgets.  Our performance is impacted by our customers' capital spending for constructing, rebuilding, maintaining or upgrading their broadband and telecommunications systems. Capital spending in the CATV and telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

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

Developments in the industry and in the capital markets can reduce access to funding for certain customers, causing delays in the timing and scale of deployments of our equipment, as well as the postponement or cancellation of certain projects.

On the other hand, a significant increase in the capital budgets of our customers could also impact us in a negative fashion.  Large upgrades or complete system upgrades are typically sourced with equipment purchased directly from OEMs.  Not only do these upgrades negatively impact new product sales, they can also negatively impact recurring refurbished and repair business as the new equipment installed typically carries an OEM warranty that allows the customer to exchange bad products for new products directly with the manufacturer.

The markets in which we operate are very competitive, and competitive pressures may adversely affect our results of operations.  The markets for broadband communication equipment are extremely competitive and dynamic, requiring the companies that compete in these markets to react quickly and capitalize on change.  This requires us to make quick decisions and deploy substantial resources in an effort to keep up with the ever-changing demands of the industry.  We compete with national and international manufacturers, distributors, resellers and wholesalers including many companies larger than us.

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

Consolidations in the CATV and telecommunications industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.  The CATV and telecommunications industry has experienced the consolidation of many industry participants, and this trend is expected to continue. We, and our competitors, may each supply products to businesses that have merged, or will merge in the future. Consolidations could result in delays in purchasing decisions by the merged businesses and we could play either a greater or lesser role in supplying communications products to the merged entity. These purchasing decisions of the merged companies could have a material adverse effect on our business. Mergers among the supplier base also have increased, and this trend may continue. The larger combined companies may be able to provide better solution alternatives to customers and potential customers.  The larger breadth of product offerings by these consolidated suppliers could result in customers electing to trim their supplier base for the advantages of one-stop shopping solutions for all of their product needs.

Our success depends in large part on our ability to attract and retain qualified personnel in all facets of our operations.  Competition for qualified personnel is intense, and we may not be successful in attracting and retaining key executives, marketing and sales personnel, which could impact our ability to maintain and grow our operations. Our future success will depend, to a significant extent, on the ability of our management to operate effectively.  The loss of services of any key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring required personnel, particularly technical professionals, could negatively affect our business.

We are substantially dependent on certain manufacturers, and an inability to obtain adequate and timely delivery of products could adversely affect our business.  We are a value added reseller and master stocking distributor for Scientific-Atlanta and a value added reseller of Motorola broadband and transmission products.  During fiscal 2007, our inventory purchases from these two companies totaled approximately $21.6 million, or 53% of our total inventory purchases. Should these relationships terminate or deteriorate, or should either manufacturer be unable or unwilling to deliver the products needed by our customers, our performance could be adversely impacted.  An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supplies could affect our ability to ship products on a timely basis. Any inability to reliably ship our products timely could damage relationships with current and prospective customers and harm our business.

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

We have purchased a large quantity of legacy digital converter boxes which could become obsolete or outdated.  Over the past 14 months we have purchased approximately 140,000 used digital converter boxes and continue to maintain approximately 78,000 boxes in inventory.  The boxes we purchased and currently market are considered legacy boxes as the security features (which allow the MSOs or cable operators to control channel access and services) are not separable from the boxes.  The FCC issued a ban on the purchase of these types of legacy boxes after July 1, 2007, which is further discussed in “Item 1.  Business. Recent Business Developments”.

If we fail to sell our current inventory of legacy digital boxes in the U.S. and there is a lack of demand for these boxes in the international market, an adjustment may be needed to write down the value of any remaining legacy boxes in inventory and this adjustment may have an adverse effect on our financial performance.

Access to surplus digital converter boxes may become limited which would limit future sales of this product line.  During fiscal 2007 we sold approximately 57,000 legacy converter boxes generating incremental revenues of approximately $4.3 million.  Recently, the availability of surplus boxes in the market has become limited as MSOs are no longer selling excess boxes but rather choosing to keep the legacy boxes and reuse them.  As a result, future revenues from this product line could be negatively impacted by the limited supply of surplus boxes.

Our outstanding common stock is very thinly traded.  While we have approximately 10.2 million shares of common stock outstanding, 43% of these shares are beneficially owned at December 10, 2007 by David Chymiak and Kenneth Chymiak.  As a consequence, only about 57% of our shares of common stock are held by nonaffiliated, public investors and available for public trading.  The average daily trading volume of our common stock is sometimes so low that small trades have an impact on the price of our stock.  Thus, investors in our common stock may encounter difficulty in liquidating their investment in a timely and efficient manner.

We have not paid any dividends on our outstanding common stock and have no plans to pay dividends in the future.  We currently plan to retain our earnings and have no plans to pay dividends on our common stock in the future. We may also enter into credit agreements or other borrowing arrangements which may restrict our ability to declare dividends on our common stock.

Our principal executive officers and shareholders have certain conflicts of interest with us.  During fiscal 2007 the Company purchased an office and warehouse facility from an entity owned by our principal executive officers.  In addition, certain office and warehouse properties continue to be leased from two entities owned by our principal executive officers.  We also redeemed all of the outstanding shares of preferred stock held by these officers subsequent to our fiscal year end.  These transactions are described in the proxy statement that is incorporated by reference into this report. These arrangements create certain conflicts of interest between these executives and us that may not always be resolved in a manner most beneficial to us.

Our sales to international customers may be adversely affected by a number of factors.  Although the majority of our business efforts are focused in the United States, we sell direct to customers in Philippines, Taiwan, Korea, Japan, Australia, Brazil, Ecuador, Dominican Republic, Honduras, Panama, Mexico, Columbia and a few other Latin American countries.  Our foreign sales may be adversely affected by a number of factors, including:

●	local political and economic developments could restrict or increase the cost of selling to foreign locations;
●	exchange controls and currency fluctuations;
●	tax increases and retroactive tax claims for profits generated from international sales;
●	expropriation of our property could result in loss of revenue and inventory;
●	import and export regulations and other foreign laws or policies could result in loss of revenues; and
●	laws and policies of the United States affecting foreign trade, taxation and investment could restrict our ability to fund foreign business or make foreign business more costly

Item 1B.                      Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

•
Broken Arrow, Oklahoma - On November 20, 2006 Tulsat purchased a facility consisting of an office, warehouse and service center of  approximately 100,000 square feet on ten acres,  with an investment of $3.3 million, financed by a loan of $2.8 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.  Tulsat also continues to lease a total of approximately 80,000 square feet of warehouse facilities in three buildings from entities which are controlled by David E. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  Each lease has a renewable five-year term, expiring at different times through 2008.  Monthly rental payments on these leases total $26,820.

Subsequent to fiscal 2007, Tulsat completed the construction of a 62,500 square foot warehouse facility on the rear of its existing property in Broken Arrow, OK.  The new facility cost approximately $1.65 million to complete and the construction was financed with cash flow from operations.

•	Deshler, Nebraska – Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania - NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million, financed by loans of $0.4 million, due in monthly payments through 2013 at an interest rate of 5.5% through 2008, converting thereafter to prime minus 0.25%.  NCS also rents property of approximately 4,000 square feet, with monthly rental payments of $2,490 through December 2008.

•
Sedalia, Missouri - ComTech Services owns land and an office, warehouse and service center of approximately 42,300 square feet.  Subsequent to fiscal 2007, ComTech Services completed the construction of an 18,000 square foot warehouse facility on the back of its existing property in Sedalia, MO.  The new facility cost approximately $0.4 million to complete and the construction was financed with cash flow from operations.

•	New Boston, Texas - Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwannee, Georgia - Tulsat-Atlanta leases an office and service center of approximately 5,000 square feet. The lease provides for 36 monthly lease payments of $3,500 ending on March 31, 2008.

•
Oceanside, California - Jones Broadband leases an office, warehouse and service center of approximately 15,000 square feet for $12,600 a month.  The lease includes a 3% annual increase in lease payments starting June 2008 and the lease term ends June 2010.

•	Stockton, California - Jones Broadband leases a warehouse of approximately 30,000 square feet for $4,110 a month. The lease ends February 28, 2008.

●
Chambersburg, Pennsylvania - Broadband Remarketing International leases an office, warehouse, and service center of approximately 18,000 square feet. The lease is month to month and the lease payment varies based on the volume of warehouse space used. The average rent for the year was $9,000 per month.

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

There were no matters submitted to a vote of our stockholders in the fourth quarter of fiscal 2007.

PART II
Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table sets forth the high and low sales prices on the American Stock Exchange for the quarterly periods indicated, except for the fourth quarter of fiscal 2007, which also reflects the sales prices on the NASDAQ stock market, as we moved our listing to this exchange on September 13, 2007.

Year Ended September 30, 2007	High	Low

First Quarter	$4.55	$2.66
Second Quarter	$3.74	$2.77
Third Quarter	$5.30	$3.85
Fourth Quarter	$9.28	$4.88

Year Ended September 30, 2006

First Quarter	$7.10	$3.51
Second Quarter	$9.09	$5.75
Third Quarter	$6.86	$4.63
Fourth Quarter	$4.97	$3.55

Holders.

Substantially all of the holders of our common stock maintain ownership of their shares in “street name” accounts and are not, individually, shareholders of record.  As of September 30, 2007, there were approximately 2,200 beneficial owners of our common stock.

Dividend Policy.

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	110,350	$3.15	744,966
Equity compensation plans not approved by security holders	0	0	0
Total	110,350	$3.15	744,966

Shareholder Performance Graph.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (symbol: AEY) against the cumulative total return of the NASDAQ Composite Index (symbol: IXIC), the NASDAQ Telecommunications Index (symbol: IXUT) and American Stock Exchange (symbol: XAX) for the period of five fiscal years commencing October 1, 2002 and ending September 30, 2007.  The NASDAQ Composite Index has been added this year as our listing moved to this exchange on September 13, 2007.  The graph assumes that the value of the investment in our common stock and each index was $100 on September 30, 2002.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ADDvantage Technologies Group, Inc., NASDAQ Composite Index, NASDAQ Telecommunications Index and the American Stock Exchange Index

5 Year Cumulative Total Return

$1,200
$1,000
$800
$600
$400
$200
$0
Sep-02
Sep-03
Sep-04
Sep-05
Sep-06
Sep-07
ADDvantage Technologies Group, Inc. (AEY)
Nasdaq Telecommunications Index (IXUT)
AMEX Composite Index (XAX)
Nasdaq Composite Index (IXIC)

* $100 invested on September 30, 2002 in our stock or on September 30, 2002 in each index including reinvestment of dividends.

	Cumulative Total Return
	9/30/02	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07

ADDvantage Technologies Group, Inc.	$100.00	$542.86	$550.00	$555.71	$555.7	$1,160.00

NASDAQ Composite Index	$100.00	$152.26	$161.79	$182.39	$191.23	$229.12

Nasdaq Telecommunications	$100.00	$176.58	$195.65	$217.25	$233.91	$327.06

American Stock Exchange	$100.00	$119.77	$153.74	$209.95	$230.49	$291.34

Item 6.    Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Year ended September 30,
	2007	2006	2005	2004	2003

Net Sales and service income	$ 65,646	$ 52,541	$ 50,273	$ 47,071	$ 33,327

Income from operations	$ 12,543	$ 8,117	$ 9,973	$ 9,484	$ 6,197

Net income applicable to Common Shareholders	$ 6,590	$ 4,003	$ 4,974	$ 4,574	$ 3,253

Earnings per share
Basic	$ ..64	$ .39	$ .49	$ .46	$ .33
Diluted	$ .64	$ .39	$ 49	$ .41	$ .30

Total assets	$ 49,009	$ 40,925	$ 39,269	$ 32,359	$ 31,748

Long-term obligations inclusive
of current maturities & Dividends	$ 9,009	$ 9,385	$ 9,382	$ 11,610	$ 6,912

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors.” and elsewhere in this report.

General

We are a Value Added Reseller ("VAR") for select Scientific-Atlanta and Motorola broadband new products and we are a distributor for several other manufacturers of CATV equipment. We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to MSOs and other broadband communication companies. It is through the development of our supplier network and specialized knowledge of our sales team that we market our products and services to the larger MSOs and telephone companies. These customers provide an array of different communications services as well as compete in their ability to offer CATV customers "triple play" transmission services including video, data and telephony.

Overview

In fiscal 2007 several large franchise MSOs and telephone companies made significant upgrades to their regional communication plants in efforts to compete for additional market share.  This trend to upgrade regional plants with new equipment is expected to continue as new products are introduced and the MSOs, telephone companies, and satellite TV companies continue to converge into the same “triple play” market.  Sales of new products to two MSO customers increased approximately $5.5 million during 2007 due to upgrades being performed to several of their regional systems.  Increased new product sales to these two customers, combined with the incremental revenues generated from sales of our refurbished digital converter boxes during 2007, were key drivers of our revenue growth for the year.

During the year, we also experienced increased demand for new products due to inefficiencies in the OEM supply chain.  Several manufacturers’ delivery lead times increased during the year due to their production commitments associated with the large MSO and telephone companies' upgrade projects.  The increased lead times created opportunities to sell new products to customers that could not wait for the extended delivery times or for which scheduled delivery dates were missed and the products needed to be delivered immediately.  While the OEM delivery lead times are not be expected to be as long in 2008 as they were in 2007, we continue to expect there to be demands for same day shipments from plant upgrades being performed throughout the U.S.

New Product Offering

During the fourth quarter of fiscal 2006, we added digital converter boxes to our product offerings.  The digital converter boxes we purchase and currently sell are considered legacy boxes as the security features are not separable from the boxes.  We sold approximately 57,000 legacy converter boxes during fiscal 2007, generating revenues of approximately $4.3 million, and are repairing and processing in excess of 78,000 additional legacy converter boxes.  The inventory value of the boxes at September 30, 2007 totaled approximately $2.7 million and we expect to invest an additional approximate $0.5 million to repair and process the remaining legacy boxes currently in inventory.

Throughout the fiscal year, we projected strong domestic demand for our legacy digital converter boxes based on the July 1, 2007 FCC ban deadline for purchasing these types of boxes.  However, rather than making large purchases prior to the ban date, many domestic MSOs chose to petition the FCC for a waiver to the ban requirements and wait to receive a reply before acquiring any additional boxes.  During the quarter ended June 30, 2007, many of the MSOs were granted waivers. The most common type of waiver issued allows the MSO to continue to purchase and distribute legacy boxes based on its commitment to convert to the new box type by February, 2009, when the FCC has mandated that all cable transmissions be digitally broadcast.

During the fourth quarter of fiscal 2007, we received several purchase orders for legacy boxes from domestic MSOs that have obtained waivers and we continue to receive orders from international customers, which we expect to become our predominant customer base for legacy boxes in the future as waivers expire.  During the next few years, as domestic MSO customers convert to the new box type, we expect the normal attrition of legacy boxes will produce a surplus supply that will drive down pricing in the international market.  If this happens, our margins on legacy digital converter box sales will be impacted.  However, we expect the sales prices for the refurbished legacy digital boxes will remain above our investment costs.

Results of Operations

Year Ended September 30, 2007, compared to Year Ended September 30, 2006 (all references are to fiscal years)

Total Net Sales.  Total Net Sales climbed $13.1 million, or 25%, to $65.6 million for 2007 from $52.5 million for 2006.  Sales of new equipment increased $6.4 million, or 17%, to $45.0 million in 2007 from $38.6 million in 2006, driven by increases in sales of $5.5 million to two large franchise MSOs that upgraded several of their regional communication systems across the U.S.   Refurbished sales increased $6.4 million, or 73% to $15.3 million in 2007 from $8.8 million in 2006.  This increase came primarily from sales of refurbished digital converter boxes which contributed incremental revenues of approximately $4.3 million during 2007 along with increased sales of refurbished broadband equipment associated with a specific customer contract totaling approximately $1.3 million.  Net repair service revenues increased $0.3 million to $5.4 million for 2007 from $5.1 million in 2006.   The increases in service revenues are primarily attributed to the expansion of our repair routes to pick up damaged and broken equipment in the western region of the U.S.

Costs of Sales.  Cost of sales include the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs and the related transportation costs and any related charges for inventory obsolescence. Costs of sales this year were 68% of total net sales compared to 69% last year.  This decrease was due primarily to the product mix change in refurbished equipment.  Sales of refurbished equipment, driven by sales of digital converter boxes, which maintain higher gross margins than new product sales, grew during 2007 at a higher rate than new product sales.  As a result, the combined cost of sales percentage dropped for the year.

Gross Profit.  Gross profit in 2007 increased $5.1 million to $21.3 million from $16.2 million in 2006. The increased gross profits were attributed to the growth in sales of both new and refurbished products.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and business taxes, occupancy, communication, professional services and charges for bad debts, among other less significant accounts.  Operating, selling, general and administrative expenses increased by $0.6 million to $8.5 million in 2007 from $7.9 million in 2006.  This increase was primarily attributable to a $1.0 million increase in payroll associated with the growth of our business offset by a decrease of $0.3 million in bad debt charges absorbed in 2007.  During 2006, we recorded bad debt charges totaling approximately $0.5 million to cover the outstanding receivable balance from a customer whose collection had become doubtful.

Income from Operations.  Income from operations increased $4.4 million to $12.5 million for 2007 from $8.1 million in 2006.  This increase in income was primarily attributable to the growth in revenues.

Interest Expense.  Interest expense for 2007 was $0.6 million compared to $0.5 million in fiscal 2006. Interest expense increased $0.2 million associated with the new $2.8 million building loan obtained in November, 2006, offset by approximately $0.1 million reduction in interest associated with lower borrowings on the line of credit.  The weighted average interest rate paid on the line of credit increased to 7% for 2007 from 6% for 2006. The weighted average interest rate for all borrowed funds was 7% for 2007, compared to 6% in 2006.

Income Taxes.  The provision for income taxes for fiscal 2007 increased $1.8 million to $4.6 million, or an effective rate of 38%, from $2.7 million, or an effective rate of 36%, in 2006.  The increased taxes resulted primarily from higher pre-tax earnings in 2007.  Our effective tax rate increased slightly in 2007 as fewer stock options were exercised during the year and, as such, we recognized less tax deductible compensation expense associated with the exercised shares.

Year Ended September 30, 2006, compared to Year Ended September 30, 2005 (all references are to fiscal years)

Net Sales.  Net total sales climbed $2.3 million, or 5%, to $52.6 million for 2006 from $50.3 million for 2005.  Sales of new and refurbished equipment increased $1.6 million to $47.4 million from $45.8 million in 2005 and repair service revenues increased $0.6 million to $5.1 million for 2006 from $4.5 million in 2005.  The increases in revenues are primarily attributed to the incremental revenues generated from our Jones Broadband subsidiary, acquired on August 19, 2005, totaling approximately $3.1 million.   This increase along with other increased sales to customers during 2006 helped offset the lost revenues from two of our larger customers, Adelphia Communications and Span Pro Fiber Optics.  Sales to these two customers, prior to their business stoppage, declined to $1.6 million in 2006 from $3.8 million in 2005.

Costs of Sales.  Cost of sales includes the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs and the related transportation costs and any related charges for inventory obsolescence. Cost of sales this year was 69% of net sales compared to 66% last year.  This increase is due to the product mix change in new equipment and an increased charge to inventory obsolescence taken in 2006.  Sales of new equipment to our large MSO customers consisted of a higher percentage of 1.0 Ghz bandwidth gear. The 1.0 Ghz products were recently introduced to the CATV industry and our supply of this product has come directly from the OEM manufacturers.  As this product becomes widely used, we expect to be able to purchase surplus product in the market at reduced costs, which will increase our overall margins.   The approximate $0.4 million charge to inventory obsolescence was made in connection with the write down of certain fiber optic cable currently maintained in inventory.  The write down of this inventory was made to reduce the cost of the fiber to its current market value.

Gross Profit.  Gross profit declined an approximate $0.2 million to $16.2 million for 2006 from $16.4 million in 2005.  This decline was the attributed to the increase in the cost of sales partially offset by the additional gross profit produced on our increase in revenues.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and business taxes, occupancy, communication, professional services and charges for bad debts, among other less significant accounts.  Operating, selling, general and administrative expenses increased by $1.7 million to $7.9 million from $6.2 million.  This increase was attributable to $1.0 million of incremental expenses related to Jones Broadband, acquired in August 2005, $0.5 million charge to bad debt to increase our reserve to cover the outstanding receivable balance from a customer whose collection has become doubtful, $0.1 million in additional compensation expense representing the fair value of options granted in 2006, resulting from implementing FAS 123R “Share based Payments" and $0.2 million of increased expenses associated with the move of our corporate headquarters, recruiting a new chief financial officer and changing our independent public accountants.

Income from Operations.  Income from operations declined $1.9 million to $8.1 million for 2006 from $10.0 million in 2005.  This decrease was due to the additional operating, selling, general and administrative expenses in addition to the decrease in our gross profit.

Interest Expense.  Interest expense for fiscal 2006 was $0.5 million compared to $0.6 million in fiscal 2005.  Interest expense dropped slightly for the year as we borrowed less money on our line of credit and continued to pay down our $8.0 million term loan. The weighted average interest rate paid on the line of credit increased to 6% for 2006 from 3% for 2005. The weighted average interest rate for all borrowed funds for 2006 was 6% compared to 5% in 2005.

Income Taxes.  The provision for income taxes for fiscal 2006 dropped to $2.7 million, or an effective rate of 36% from $3.6 million, or an effective rate of 38%, in 2005.  The reduced taxes resulted from lower pre-tax earnings in 2006 and a reduced tax rate.  Our effective tax rate dropped primarily due to the increased tax exclusion for compensation expense recorded on stock options exercised during the year.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit.  During 2007, we generated approximately $6.7 million of cash flow from operations including $2.6 million absorbed from changes in receivables, inventories, other assets, accounts payable and accrued liabilities.

During  fiscal year 2007, we invested approximately $1.9 million of our available cash flow in land and building purchases in Broken Arrow, Oklahoma and Sedalia, Missouri.  In November, 2006, we purchased a 100,000 square foot office and warehouse facility on ten acres of property in Broken Arrow, Oklahoma for approximately $3.3 million.  We financed approximately $2.8 million of the purchase price by executing a new 15 year term loan with our primary financial lender.  In addition, we constructed a 62,500 square foot warehouse facility at the back section of the recently acquired 10 acre property.  We paid $1.1 million associated with the construction of this new warehouse during the fiscal year and expect to spend an additional $0.6 million to complete the facility in 2008.  These buildings were purchased and constructed to gain additional operating efficiencies by consolidating our operations and multiple outside warehouses located in Broken Arrow, Oklahoma into one facility.  During the year we also spent $0.3 million on the construction of an 18,000 square foot warehouse on the back of our property in Sedalia, Missouri.   The new building will expand the revenue generating capacity of this location as it increases the square footage of their operation by approximately 30%.

During 2007, we also paid the remaining $0.1 million acquisition price associated with the August 19, 2005 purchase of Jones Broadband International (“JBI”).  The combined consideration paid for the acquisition totaled $3.9 million. This consideration consisted of a purchase price of approximately $3.5 million, net of cash acquired of approximately $0.1 million, as well as our assumption of the accounts payable and accrued liabilities of JBI totaling approximately $0.3 million. During fiscal 2007, 2006 and 2005, we paid approximately $0.1 million, $0.5 million and $2.9, respectively, of the total purchase price associated with this acquisition.

During 2007 we used approximately $4.0 million of available cash flow to pay dividends, retire term debts and reduce our revolving line of credit.   Dividends paid on the Series B 7% Cumulative Preferred Stock (“Series B Preferred Stock”) totaled $0.8 million for the year and the outstanding shares were beneficially owned, 50% by David E. Chymiak, our Chairman of the Board and 50% by Kenneth A. Chymiak, our President and Chief Executive Officer.  The Company redeemed these shares on November 27, 2007, at their stated value  of $12.0 million, which is further discussed in “Note 11 – Subseuqent Events” of “Item 8.  Fianancial Statements and Supplementary Data.”

We paid $1.2 million in scheduled debt payments on our  $8.0 million term note as well as $0.2 million in scheduled debt payments on our $2.8 million term note.   Both term notes were financed through our primary financial lender and require monthly payments of principal plus accrued interest.  The proceeds from the $8.0 million term note, created September 30, 2004, were used to redeem all of our outstanding shares of Series A 5% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") at its aggregate stated value of $8 million.  The outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak and Kenneth A. Chymiak.  At September 30, 2007, the outstanding balance on this term note totaled $4.4 million. The $2.8 million term note was created in November 2006 to finance the purchase of real estate in Broken Arrow, Oklahoma from an entity owned by David and Kenneth Chymiak.   The remaining unpaid balance of this term note was $2.6 million on September 30, 2007.

We also used $1.7 million of available cash flows to reduce the outstanding balance on our $7.0 million line of credit with our primary financial lender.  We maintain a line of credit under which we are authorized to borrow up to $7.0 million at a borrowing rate based on the prevailing 30-day LIBOR rate plus 1.75% (6.9% at September 30, 2007 and 7.0% average for fiscal year 2007).  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances. The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles and had an outstanding balance at September 30, 2007 of $1.7 million. The line of credit was renewed on November 30, 2007 for an additional three year term expiring November 30, 2010.  The highest balance against this line during 2007 was approximately $3.8 million.

At September 30, 2007, we held a note payable secured by real estate of $0.3 million with payments due in monthly through 2013.  The note bears interest at 5.5% through 2008, converting thereafter to prime minus .25%.

The Company leases various properties, primarily from two companies owned by David E. Chymiak and Kenneth A. Chymiak.  Future minimum lease payments under all operating leases are as follows:

Fiscal Year
2008	$528,370
2009	155,136
2010	159,792
2011	26,762

Total	$870,060

The following table presents our contractual obligations for payments of all debt, estimated interest payments on long term debt and the minimum lease payments under our lease agreements.

                                                              Payments due by period
Contractual Obligations	Total	Less than 1 year	1- 3 years	3-5 years	More than 5 years
Long Term Debt	$9,008,747	$3,163,098	$3,662,936	$473,931	$1,708,782
Estimated Interest on Long Term Debt (a)	1,745,253	489,109	435,128	273,275	547,741
Capital Leases	-	-	-	-	-
Operating Leases	870,060	528,370	341,690	-	-
Purchase Obligations	-	-	-	-	-
Total	$11,624,060	$4,180,577	$4,439,754	$747,206	$2,256,523

(a)
The estimated interest payments are calculated by multiplying the fixed and variable interest rates, associated with the long term debt agreements, by the average debt outstanding for the year(s) presented.  To estimate the variable rates, the Company used the average of the rates incurred in fiscal 2007.  Actual variable rates may vary from the historical rates used to calculate the estimated interest expense.

We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2007 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market and our cost is determined using the weighted average method. At September 30, 2007 we had total inventory of approximately $32.2 million, consisting of approximately $17.2 million in new products and approximately $15.0 million in used or refurbished products against which we have a reserve of $0.7 million for excess and obsolete inventory, leaving us a net inventory of $31.5 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold. During 2007, we increased our reserve for excess and obsolete inventory by approximately $0.7 million. In addition during 2007, we wrote down the carrying value of certain inventory items by approximately $1.2 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts decreased to approximately $0.3 million at September 30, 2007 from approximately $0.6 million at September 30, 2006.  The reserve balance was impacted during the year by a large write-off of approximately $0.5 million associated with a specific customer account that had become uncollectible.  This reduction was offset by increases in the reserve of approximately $0.2 million to cover other expected losses. At September 30, 2007, accounts receivable, net of allowance for doubtful accounts, amounted to approximately $6.7 million.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No.159 will have on our operating income or net earnings.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements, using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality, and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 in the first quarter of fiscal year 2007 and its adoption had no impact on our financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance or retained earnings. In fiscal 2006, we elected early adoption of FIN 48 and there was no impact on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.  EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF issue No. 06-2 is effective for us beginning October 1, 2007.  We do not expect the adoption of EITF Issue No. 06-2 to result in a material adjustment to our financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than- temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  The Company elected to adopt FSP11-5 in fiscal 2006 and its application had no material impact on its financial position.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which replaced SFAS 123 and superseded APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. Under SFAS 123(R), the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition.  In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123(R) until the issuer’s first fiscal year beginning after June 15, 2005.  In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies.

We adopted SFAS 123(R) in the first quarter of fiscal 2006 and applied the modified prospective method, which required that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123(R). We applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which must then be amortized on a straight line basis over the requisite service period. On October 1, 2005 all outstanding options representing 144,267 shares were fully vested. Therefore, SFAS 123(R) had no impact on our statement of income on the date of adoption.

During 2007 and 2006, stock options were granted to certain members of management and the Board of Directors. We determined the fair value of the options issued, using the Black-Scholes Valuation Model, and are amortizing the calculated value over the vesting term. The costs were primarily recognized in the year granted with residual amounts to be charged against income in  2008 and 2009.

We currently present pro forma disclosure of net income (loss) and earnings (loss) per share as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS 123(R). The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, we use the Black-Scholes option pricing model in estimating the fair value of employee stock options.

Off-Balance Sheet Arrangements

None

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flow due to adverse changes in market prices, foreign currency exchange rates, and interest rates.  We maintain no material assets that are subject to market risk and attempt to limit our exposure to market risk on material debts by entering into swap arrangements that effectively fix the interest rates.  In addition, the Company has limited market risk associated with foreign currency exchange rates as all sales and purchases are denominated in U.S. dollars.

We are exposed to market risk related to changes in interest rates on our $7.0 million revolving line of credit and our $2.8 million term note.  Borrowings under these obligations bear interest at rates indexed to the 30 day LIBOR rate, which expose us to increased costs if interest rates rise.  At September 30, 2007, the outstanding borrowings subject to variable interest rate fluctuations totaled $4.3 million, and was as high as $6.2 million and as low as $4.3 million at different times during the fiscal year.   A hypothetical 20% increase in the published LIBOR rate, causing our borrowing costs to increase, would not have a material impact on our financial results.  We do not expect the LIBOR rate to fluctuate more than 20% in the next twelve months.

In addition to these debts, we have a $8.0 million term note which also bears interest at a rate indexed to the 30 day LIBOR rate.  To mitigate the market risk associated with the floating interest  rate, we entered into an interest rate swap on September 30, 2004, in an amount equivalent to the $8.0 million term note.   Although the note bears interest at the prevailing 30-day LIBOR rate plus 2.5%, the swap effectively fixed the interest rate at 6.13%.  The fair value of this derivative will increase or decrease opposite any future changes in interest rates.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended.  Our audits also included the financial schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of the Company  as of September 30, 2005 were audited by other auditors whose report dated December 22, 2005 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HOGAN AND SLOVACEK

December 21, 2007
Tulsa, Oklahoma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows of ADDvantage Technologies Group, Inc. and subsidiaries (the Company) for the year ended September 30, 2005. Our audit  also included the financial schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows  of ADDvantage Technologies Group, Inc. and subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ TULLUIS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
December 22, 2005, except as reflected
in Amendment 1 to the 2006 Form 10-K/A
to which the date is December 5, 2007

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2007	2006
Current assets:
Cash	$60,993	$98,898
Accounts receivable, net of allowance of $261,000 and
$554,000, respectively	6,709,879	5,318,127
Income tax refund receivable	153,252	307,299
Inventories, net of allowance for excess and obsolete inventory
of $697,000 and $1,178,000, respectively	31,464,527	28,990,696
Deferred income taxes	678,000	1,074,000
Total current assets	39,066,651	35,789,020

Property and equipment, at cost:
Machinery and equipment	3,144,927	2,697,476
Land and buildings	6,488,731	1,668,511
Leasehold improvements	205,797	205,797
	9,839,455	4,571,784
Less accumulated depreciation and amortization	(2,341,431)	(2,033,679)
Net property and equipment	7,498,024	2,538,105

Other assets:
Deferred income taxes	679,000	702,000
Goodwill	1,560,183	1,560,183
Other assets	204,843	335,566
Total other assets	2,444,026	2,597,749

Total assets	$49,008,701	40,924,874

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
Liabilities and Stockholders’ Equity	2007	2006
Current liabilities:
Accounts payable	$4,301,672	$2,618,490
Accrued expenses	1,331,890	1,181,139
Bank revolving line of credit	1,735,405	3,476,622
Notes payable – current portion	1,427,693	1,241,348
Dividends payable	210,000	210,000
Total current liabilities	9,006,660	8,727,599

Notes payable	5,845,689	4,666,738

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, $1.00 par value, at stated value: Series B, 7% cumulative; 300,000 shares
issued and outstanding with a stated value of $40 per share	12,000,000	12,000,000
Common stock, $.01 par value; 30,000,000 shares authorized;
10,270,756 and 10,252,856 shares issued, respectively	102,708	102,528
Paid in capital	(6,383,574)	(6,474,018)
Retained earnings	28,454,024	21,863,685
Accumulated other comprehensive income:
Unrealized gain on interest rate swap, net of tax	37,358	92,506
	34,210,516	27,584,701

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	34,156,352	27,530,537

Total liabilities and stockholders’ equity	$49,008,701	40,924,874

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2007	2006	2005
Net new sales income	$44,991,536	$38,585,308	$37,431,223
Net refurbished sales income	15,264,336	8,815,508	8,323,975
Net service income	5,390,213	5,140,393	4,517,997
Total net sales	65,646,085	52,541,209	50,273,195
Cost of sales	44,336,505	36,321,278	33,880,881
Gross profit	21,309,580	16,219,931	16,392,314
Operating, selling, general and administrative
expenses	8,458,384	7,855,705	6,162,927
Depreciation and amortization	307,752	247,504	256,435
Income from operations	12,543,444	8,116,722	9,972,952
Interest expense	555,105	530,004	557,560
Income before income taxes	11,988,339	7,586,718	9,415,392
Provision for income taxes	4,558,000	2,744,000	3,601,000
Net income	7,430,339	4,842,718	5,814,392

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of ($34,000), $2,000 and $56,000 in (tax benefit) taxes, respectively	(55,148)	3,300	89,206

Comprehensive income	$7,375,191	$4,846,018	$5,903,598

Net income	7,430,339	4,842,718	5,814,392
Preferred stock dividends	840,000	840,000	840,000
Net income attributable to common stockholders	$6,590,339	$4,002,718	$4,974,392

Earnings per share:
Basic	$0.64	$0.39	$0.49
Diluted	$0.64	$0.39	$0.49
Shares used in per share calculation:
Basic	10,237,331	10,152,472	10,067,277
Diluted	10,250,835	10,201,474	10,109,854

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended September 30, 2007, 2006 and 2005

			Series B		Retained	Other
	Common Stock		Preferred	Paid-in	Earnings	Comprehensive	Treasury
	Shares	Amount	Stock	Capital	(Deficit)	Income	Stock	Total
Balance, September 30, 2004	10,081,789	$100,818	$12,000,000	$(7,285,564)	$12,886,575	-	$(54,164)	$17,647,665

Net income	-	-	-	-	5,814,392	-	-	5,814,392
Preferred stock dividends	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	11,358	113	-	19,634	-	-	-	19,747
Unrealized gain on interest swap	-	-	-	-	-	89,206	-	89,206

Balance, September 30, 2005	10,093,147	$100,931	$12,000,000	$(7,265,930)	$17,860,967	$89,206	$(54,164)	$22,731,010

Net income	-	-	-	-	4,842,718	-	-	4,842,718
Preferred stock dividends	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	72,500	725	-	244,674	-	-	-	245,399
Unrealized gain on interest swap	-	-	-	-	-	3,300	-	3,300
Share based compensation expense	-	-	-	98,110	-	-	-	98,110
Shares issued in exchange for certain assets	87,209	872	-	449,128	-	-	-	450,000

Balance, September 30, 2006	10,252,856	$102,528	$12,000,000	$(6,474,018)	$21,863,685	$92,506	$(54,164)	$27,530,537

Net income	-	-	-	-	7,430,339	-	-	7,430,339
Preferred stock dividends	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	17,900	180	-	33,193	-	-	-	33,373
Unrealized loss on interest swap	-	-	-	-	-	(55,148)	-	(55,148)
Share based compensation expense	-	-	-	57,251	-	-	-	57,251

Balance, September 30, 2007	10,270,756	$102,708	$12,000,000	$(6,383,574)	$28,454,024	$37,358	$(54,164)	$34,156,352

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2007		2006	2005
Cash Flows from Operating Activities
Net income		$7,430,339	$4,842,718		$5,814,392
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		307,752	247,504		256,435
Provision for losses on accounts receivable		185,000	445,541		40,080
Provision for exess and obsolete inventories		746,000	439,625		482,395
Loss on disposal of property and equipment		100,971	76,829		-
Deferred income tax benefit		419,000	(22,000)		(3,000)
Share based compensation expense		60,314	98,111		-
Change in:
Receivables		(1,422,705)	1,600,582		(2,174,498)
Inventories		(3,219,831)	(4,109,172)		(1,927,585)
Other assets		75,575	(132,276)		(51,577)
Accounts payable		1,683,182	(1,985,706)		2,855,516
Accrued liabilities		296,585	(660,242)		233,181
Net cash provided by operating activities		6,662,182	841,514		5,525,339

Cash Flows from Investing Activities
Additions to machinery and equipment		(381,471)	(99,520)		(446,534)
Additions of land and buildings		(4,820,220)	-		-
Investment in Jones Broadband International		(145,834)	(500,471)		(2,884,614)
Acquisition of business and certain assets		(166,951)
Net cash used in investing activities		(5,514,476)	(599,991)		(3,331,148)

Cash Flows from Financing Activities
Net change under bank revolving line of credit		(1,741,217)	1,241,942		(990,503)
Proceeds on notes payable		2,760,291	-		-
Payments on notes payable		(1,394,995)	(1,239,184)		(1,250,455)
Proceeds from stock options exercised		30,310	245,398		19,747
Payments of preferred dividends		(840,000)	(840,000)		(840,000)
Net cash used in financing activities		(1,185,611)	(591,844)		(3,061,211)

Net (decrease) in cash		(37,905)	(350,321)		(867,020)

Cash, beginning of year		98,898	449,219		1,316,239

Cash, end of year		$60,993	$98,898		$449,219

Supplemental Cash Flow Information
Cash paid for interest		$558,605	$531,596		$557,560
Cash paid for income taxes		$4,089,459	$3,019,768		$3,582,616
Value of shares issued in exchange for business and certain assets.	$		$450,000	$

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2007, 2006 and 2005

Note 1 – Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the “Company”) sell new, surplus, and re-manufactured cable television equipment throughout North America, Latin America and South America in addition to being a repair center for various cable companies.

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries:  Tulsat Corporation ("Tulsat"), NCS Industries, Inc. ("NCS"),  Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba "ComTech Services"), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba "Tulsat Texas"), Jones Broadband International, Inc. ("Jones Broadband") and Tulsat-Pennsylvania LLC (dba "Broadband Remarketing International").   All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and are aggregated for segment reporting purposes.

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Trade receivables are written off against the allowance when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The Company generally does not charge interest on past due accounts.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market.  Market is defined principally as net realizable value.  Cost is determined using the weighted average method.  The Company records inventory reserve provisions to reflect inventory at estimated realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of office equipment, warehouse and service equipment and buildings with estimated useful lives of 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Repairs and maintenance are expensed as incurred, whereas major improvements are capitalized.  Depreciation and amortization expense was $0.3 million, $0.2 million and $0.3 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue recognition and product line reporting

The Company's principal sources of revenues are from sales of new, refurbished or used equipment, and repair services.  As a stocking distributor for several cable television equipment manufacturers, the Company offers a broad selection of inventoried and non-inventoried products.  The Company’s sales of different products fluctuate from year to year as customers' needs change.  Because the Company’s product line sales change from year to year, the Company does not report sales by product line for management reporting purposes and does not disclose sales by product line in these financial statements.

The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and the collection of the related receivable is probable, which is generally at the time of shipment.  The stated shipping terms are FOB shipping point per the Company's sales agreements with customers.  Accruals are established for expected returns based on historical activity.  Revenue for services is recognized when the repair is completed and the product is shipped back to the customer.

Derivatives

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).

The Company's objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure.  The Company has designated its interest rate swap as a cash flow hedge on the $8.0 million term note payable.  As there were no differences between the critical terms of the interest rate swap and the hedged debt obligations the Company applied the “Short Cut Method”, as defined in SFAS 133, and assumed no ineffectiveness in the hedging relationship. Interest expense on this note was adjusted to include the payment made or received under the interest rate swap agreement.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net New Sales Income, Net Refurbished Sales Income and Net Service Income in the accompanying Consolidated Statements of Income. Actual costs for shipping and handling of these sales are included in Costs of Sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.4 million, $0.4 million and $0.3 million for the years ended September 30, 2007, 2006 and 2005, respectively.

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

Concentrations of credit risk

The Company holds cash with one major financial institution which at times exceeds FDIC insured limits. Historically, the Company has not experienced any loss due to such concentration of credit risk.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in fiscal 2007 that contributed in excess of 10% of the total net sales.  Sales to foreign (non-U.S. based customers) total approximately $5.9 million, $3.8 million and $2.4 million for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.  In 2007, the Company purchased approximately 35% of our inventory from Scientific-Atlanta and approximately 18% of our inventory from Motorola.  The concentration of suppliers of our inventory subjects us to risk.

Goodwill

The Company performed annual goodwill impairment tests on each operating segment of the Company.   The annual impairment tests performed indicated that goodwill was not impaired as of September 30, 2007 or 2006.

Employee stock-based awards

In the first quarter of fiscal year 2006, the company adopted SFAS 123(R) Share Based Payment.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in financial statements based on their grant date fair value. The Company has elected the modified-prospective transition method of adopting SFAS 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123R does not require the Company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

Earnings per share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options, restricted stock and convertible preferred stock.

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the Company’s line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.  Management believes that the carrying value of the Company’s borrowings approximate fair value based on credit terms currently available for similar debt.

Impact of recently issued accounting standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009.  The Company does not expect the adoption of SFAS No. 159 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements being both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company adopted SAB No. 108 in the first quarter of fiscal year 2007 and its adoption had no impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning October 1, 2008. The Company does not expect the adoption of SFAS No. 157 will have a material effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109.

FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance or retained earnings. In fiscal 2006, the Company elected early adoption of FIN 48 and there was no impact on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.  EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF issue No. 06-2 is effective for us beginning October 1, 2007.  The Company does not expect the adoption of EITF Issue No. 06-2 to result in a material adjustment to its financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than- temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005.  The Company elected to adopt FSP11-5 in fiscal 2006 and its application had no material impact on its financial position.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Share-Based Payment, which replaced SFAS 123 and superseded APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair market values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. Under SFAS 123(R), the pro forma disclosures previously permitted are no longer an alternative to financial statement recognition.  In April 2005, the Securities and Exchange Commission (the SEC) postponed the effective date of SFAS 123(R) until the issuer’s first fiscal year beginning after June 15, 2005.  In addition, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123(R) and the valuation of share-based payments for public companies.

The Company adopted SFAS 123(R) in the first quarter of fiscal 2006 and applied the modified prospective method, which required that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123(R). The Company applied the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which must then be amortized on a straight line basis over the requisite service period. On October 1, 2005 all outstanding options representing 144,267 shares were fully vested. Therefore, SFAS 123(R) had no impact on the Company's statement of income on the date of adoption.

During 2007 and 2006, stock options were granted to certain members of management and the Board of Directors. The Company determined the fair value of the options issued, using the Black-Scholes Valuation Model and is amortizing the calculated value over the vesting term. The costs were primarily recognized in the year granted with residual amounts being charged against income in 2007, 2008 and 2009.

The Company currently presents pro forma disclosure of net income (loss) and earnings (loss) per share as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS 123(R). The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, we use a Black-Scholes option pricing model in estimating the fair value of employee stock options.

Reclassifications

Certain reclassifications have been made to the 2005 and 2006 financial statements to conform to the 2007 presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Inventories

Inventories are summarized as follows:

	2007	2006
New	$17,155,976	$21,012,912
Refurbished	15,005,551	9,155,784
Allowance for excess and obsolete inventory	(697,000)	(1,178,000)

	$31,464,527	$28,990,696

New inventory includes products purchased from the manufacturers plus “surplus-new” which is unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory remanufactured, Company remanufactured and used products.

The Company regularly reviews inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during fiscal years ending September 30, 2007 and 2006, increasing the cost of sales by approximately $0.7 million and $0.4 million, respectively.

Note 3 – Business Combination

On August 19, 2005, the Company acquired 100% of the outstanding stock of Jones Broadband International, Inc. ("JBI") for a combined consideration of approximately $3.9 million. This consideration consisted of a purchase price of approximately $3.5 million, net of cash acquired from JBI of approximately $0.1 million, as well as the assumption of JBI’s accounts payable and accrued liabilities totaling approximately $0.3 million.  In accordance with the terms of the “JBI Sale and Purchase Agreement,” the Company paid approximately $0.1 million, $0.5 million and $2.9 of the total purchase price associated with this acquisition during fiscal years ended September 30, 2007, 2006 and 2005, respectively.

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

Note 4 – Line of Credit, Notes Payable and Interest Rate Swap

At September 30, 2007, approximately $1.7 million balance was outstanding under the $7.0 million Revolving Credit Commitment (“line of credit”) with its primary financial lender.  The line of credit requires monthly interest payments based on the prevailing 30-day LIBOR rate plus 1.75% (6.88% at September 30, 2007 with a 7.02% combined weighted average during fiscal year 2007).   Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Among other financial covenants, the credit agreement provides that the Company’s net worth must be greater than $15.0 million plus 50% of annual net income (with no deduction for net losses), determined quarterly.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles and was to mature on November 30, 2007.  Subsequent to year end, the Company renewed the $7.0 million Revolving Credit Commitment for an additional three year term exiring November 30, 2010, which is further discussed in “Note 11 – Subsequent Events”.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit.  The resulting overdraft balance, consisting of outstanding checks, was approximately $1.7 million at September 30, 2007, and is included in the bank line of credit.

On November 20, 2006, the Company purchased real estate, consisting of an office and warehouse facility located on ten acres in Broken Arrow, Oklahoma for $3.3 million from Chymiak Investments, LLC. Chymiak Investments, LLC is owned by David E. Chymiak, Chairman of the Company and Kenneth A. Chymiak President and Chief Executive Officer of the Company.  The purchased facility contains approximately 100,000 square feet of gross building area and is currently being utilized as the Company’s corporate headquarters and the office and warehouse of the Tulsat subsidiary.  The Company financed the purchase with cash flows from operations and the execution of a $2.8 million Term Note on November 20, 2006, under the Third Amendment to the Revolving Credit and Term Loan Agreement with its primary financial lender.  The balance of this Term Note was approximately $2.6 million on September 30, 2007 and is due on November 20, 2021 with monthly principal payments of $15,334 plus accrued interest.  Interest accrues on the note at the prevailing 30-day LIBOR rate plus 1.75% (6.87% at September 30, 2007).  The Revolving Credit and Term Loan Agreement also includes a $7.0 million Revolving Credit Commitment and an $8.0 million Term Note, discussed separately herein.

On September 30, 2004, the Company redeemed all of the outstanding shares of its Series A 5% Cumulative Convertible Preferred Stock at its aggregate stated value of $8.0 million.  All of the outstanding shares of Series A Preferred Stock were held beneficially by David E. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  The Company financed the redemption with the proceeds from an $8.0 million Term Note agreement with its primary financial lender executed on September 30, 2004.  The September 30, 2007 balance of this note was $4.4 million and is due on September 30, 2009, with monthly principal payments of $0.1 million plus accrued interest.  Interest accrues on the note at the prevailing 30-day LIBOR rate plus 2.50% (7.63% at September 30, 2007).

An interest rate swap was entered into simultaneously with the $8.0 million Term Note on September 30, 2004, which fixed the interest rate at 6.13%. The Company receives monthly the variable interest rate of LIBOR based on a one month interval, plus 2.5% on the interest rate swap. This amount is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligation affects earnings.  Upon entering into this interest rate swap, which expires September 30, 2009, the Company designated this derivative as a cash flow hedge by documenting its risk management objective and strategy for undertaking the hedge along with methods for assessing the swap's effectiveness.  At September 30, 2007, the notional value of the swap was $4.4 million and the fair market value of the interest rate swap was valued at approximately $0.1 million, which is included in other non-current assets on the Company’s consolidated balance sheet.

On September 29, 2004, the Company’s majority shareholders, David Chymiak and Ken Chymiak, entered into a stock purchase agreement in which they sold 500,000 shares of their common stock to Barron Partners, LP ("Barron"), a private investment partnership, for $3.25 per share.  Under this agreement, Barron also received options to purchase up to three million additional shares of the common stock owned by these majority shareholders. During 2006, Barron exercised its options to purchase the three million shares. The Company filed a registration statement covering the resale of the shares of common stock sold as well as the shares of common stock issuable upon exercise of the options. The Company did not receive any of the proceeds from the sale of the shares and did not receive any of the proceeds from the exercise of the options, but paid the costs of registering the shares for resale by the selling shareholders.

Other notes payable secured by real estate of $0.3 million are due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

The aggregate maturities of notes payable and the line of credit for the five years ending September 30, 2012 are as follows:

2008	$3,163,098
2009	3,430,163
2010	232,773
2011	235,529
2012	238,442
Thereafter	1,708,782

Total	$9,008,787

Note 5 – Income Taxes

The provisions for income taxes consist of:

	2007	2006	2005
Current	$4,139,000	$2,766,000	$3,604,000
Deferred	419,000	(22,000)	(3,000)

	$4,558,000	$2,744,000	$3,601,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the year ended September 30:

	2007	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S.
federal tax benefit	4.8%	4.9%	4.7%
Tax credits and exclusions	(0.8%)	(1.7%)	(0.5%)
Other	-	(1.0%)	-

Company's effective tax rate	38.0%	36.2%	38.2%

Deferred tax assets consist of the following at September 30:

	2007	2006
Net operating loss carryforwards	$1,016,000	$1,117,000
Financial basis in excess of tax basis
of certain assets	(403,000)	(321,000)
Accounts Receivable	99,000	211,000
Inventory	492,000	718,000
Other, net	153,000	51,000

Deferred tax assets, net	$1,357,000	$1,776,000

Deferred tax assets are classified as:
Current	$678,000	$1,074,000
Non-Current	679,000	702,000

	$1,357,000	$1,776,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $2.7 million at September 30, 2007, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The NOL carryforward expires in varying amounts from 2010 to 2020.

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

Note 6 – Stockholders’ Equity

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

At September 30, 2007, 1,024,656 million shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of stock awards, 744,966 shares were available for future grants.

A summary of the status of the Company's stock options at September 30, 2007, 2006 and 2005 and changes during the years then ended is presented below.

	2007		2006		2005
		Wtd. Avg.		Wtd. Avg		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	104,750	$4.01	144,767	$3.23	131,125	$2.83
Granted	30,000	$3.45	35,000	$5.78	25,000	$4.62
Exercised	(16,900)	$1.69	(72,500)	$3.38	(11,358)	$1.74
Canceled	(-)	(-)	(2,517)	$1.50	(-)	(-)
Outstanding, end of year	117,850	$4.20	104,750	$4.01	144,767	$3.23
Exercisable, end of year	110,350	$3.15	94,750	$3.83	144,767	$3.23

The following table summarizes information about fixed stock options outstanding at September 30, 2007:

Options Exercisable
	Number	Remaining
	Outstanding	Contractual
Exercise Price	At 9/30/07	Life
$3.450	30,000	9.5 years
$5.780	27,500	8.5 years
$4.620	25,000	7.5 years
$4.400	4,000	6.5 years
$1.650	2,000	5.5 years
$0.810	2,000	4.5 years
$1.500	6,850	3.5 years
$3.125	13,000	2.5 years
	110,350

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

In the first quarter of fiscal year 2006, the Company adopted SFAS 123(R), Share Based Payment. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value. The Company elected the modified-prospective transition method of adopting SFAS 123(R) which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS 123(R) did not require the Company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income. On October 1, 2005, all outstanding options, representing 144,767 shares, were fully vested. Therefore, SFAS 123(R) had no impact on the Company's statement of income on the date of its adoption.

On March 6, 2007 and 2006, the Company issued nonqualified stock options to outside directors and executives covering a total of 30,000 and 35,000 shares, respectively. The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below. The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options. The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB No. 107). The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

                                                                                 Twelve Months Ended September 30,

	2007	2006
Average expected life	5.5	5.5
Average expected volatility factor	25%	63%
Average risk-free interest rate	4.5%	4.7%
Average expected dividends yield	-----	-----

The estimated fair value of the options granted on March 6, 2007 and 2006 totaled $48,060 and $120,510, respectively. All of the options granted in fiscal 2007 were fully vested and, as such, their calculated fair value was expensed on the grant date.  During fiscal 2006, the Company recorded compensation expense of $98,111 for the options that vested during the year and the remaining $22,399 was to be recorded over the vesting term of certain options.  During fiscal 2007, the Company recorded compensation expense of $12,254 related to these options.  The remaining fair value of the 2006 non-vested options as of September 30, 2007, to be expensed in over their remaining 3 year vesting, term totaled $10,145.

Under the requirements of FAS 123(R), the Company presents pro forma disclosure of net income and earnings per share as if compensation costs from all stock awards issued during periods presented were recognized based on the fair value recognition provisions of SFAS 123. Pro forma information regarding net income and earnings per share has been determined as if the Company has accounted for its employee stock options under the fair value method of that statement for 2005.  The compensation expense from the options issued in 2007 and 2006 is included in the net income as reported. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected life in years	5.5	5.5	6.0
Expected volatility	25%	63.0%	55.0%
Risk-free interest rate	4.5%	4.7%	4.3%
Expected dividend yield	-----	-	-

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                                                                                                         Fiscal Year Ended September 30,
	2007	2006	2005
	(In thousands)
Net income as reported	$6,590	$4,003	$4,974
Pro forma compensation expense from stock options	0	0	(65)
Pro forma net income	$6,590	$4,003	$4,909

Earnings per common share as reported:
Basic	$.64	$.39	$.49
Diluted	$.64	$.39	$.49
Proforma earrings per common share
Basic	$.64	$.39	$.49
Diluted	$.64	$.39	$.49

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

Note 7 – Related Parties

Cash used in financing activities in 2007 was primarily used to pay dividends on the Company’s Series B Preferred Stock, which is beneficially owned by David E. Chymiak, Chairman of the Company and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and for note payments on a term loan that was used to finance the buy-out of  Series A Preferred Stock on September 30, 2004, which were also beneficially owned by David E. Chymiak and Kenneth A. Chymiak.  The dividends on the remaining Series B Preferred Stock total $840,000 annually.

During 2006, the Company leased a recently renovated facility owned by Chymiak Investments, LLC, for the purpose of consolidating its headquarters and the office and warehouse operations of Tulsat.  The leased facility contains approximately 100,000 square feet of gross building area on ten acres in Broken Arrow, OK.  Chymiak Investments, LLC is owned by David E. Chymiak, Chairman of the Company and Kenneth A. Chymiak President and Chief Executive Officer of the Company.    During 2006, the Company began consolidating its warehouses into the newly leased facility and was able to vacate several properties that were also being leased from Chymiak Investments, LLC.  During fiscal 2006, the Company made no lease payments to Chymiak Investments, LLC on the new facility. The Company continued to make lease payments on the vacated facilities until September 30, 2006, when the leases associated with the vacated properties were cancelled without penalty.

On November 20, 2006, the Company purchased the newly leased facility for approximately $3.3 million from Chymiak Investments, LLC.  The amount paid for the facility represented the combined acquisition cost and modification costs paid for the facility by Chymiak Investments LLC.  The Company financed the purchase with cash flows from operations as well as executing a $2.8 million Term Note, on November 20, 2006, under the Third Amendment to the Revolving Credit and Term Loan Agreement with its primary financial lender.

The Company leases several warehouse properties in Broken Arrow, OK from two companies owned by David E. Chymiak and Kenneth A. Chymiak.  The total payments made on the leases to these two companies for the years ended September 30, 2007, 2006 and 2005 totaled $0.3 million, $0.5 million  and $0.5 million, respectively.

The future minimum lease payments under these related party leases are as follows:

                                2007                                                      $   321,840
                                2008                                                           321,840

                                                                                              $   643,680

The outstanding common and preferred stock beneficially owned as of September 30, 2007, by the Company's principal shareholders are reflected in the following table.

Stock Ownership
Name of Beneficial Owner	Percent of Common Stock Beneficially Owned	Percent of Series B Preferred Stock Beneficially Owned

David E. Chymiak	23%	50.0%
Kenneth A. Chymiak	20%	50.0%

Note 8 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Pension expense under the 401(k) plan for the years ended September 30, 2007, 2006 and 2005 was $0.3 million, $0.2 million and $0.2 million, respectively.

Note 9 – Earnings per Share
                                                                                                                                                                                            Years ended September 30,

	2007	2006	2005

Net income	$7,430,339	$4,842,718	$5,814,392
Dividends on preferred stock	840,000	840,000	840,000
Net income attributable to common shareholders	6,590,339	4,002,718	4,974,392

Weighted average shares outstanding	10,237,331	10,152,472	10,067,277

Potentially dilutive securities
Effect of dilutive stock options	13,504	49,002	42,577

Weighted average shares outstanding – assuming dilution	10,250,835	10,201,474	10,109,854

Earnings per common share:
Basic	$0.64	$0.39	$0.49
Diluted	$0.64	$0.39	$0.49

Note 10 – Commitments and Contingencies

The Company has entered into construction agreements to build two buildings on existing real estate. One agreement specifies the construction of a 62,500 square foot warehouse building on the Company’s ten acre facility in Broken Arrow, Oklahoma.   The contractor has estimated the cost for constructing the new facility to be approximately $1.7 million.  The agreement calls for the Company to be responsible for all construction costs incurred plus a specified contractor mark-up percentage.  As of September 30, 2007, the Company had incurred approximately $1.1 million of the estimated facility costs.    The Company expects the construction to be complete in December 2007 and does not expect the final costs to be materially different than the contractor’s initial estimate.

The second agreement specifies the construction of an 18,000 square foot warehouse building in Sedalia, Missouri for a flat fee of $0.4 million.  As of September 30, 2007, the Company had incurred approximately $0.3 million of the agreed upon construction costs.  The building was completed subsequent to year end and the total payments for the construction of the facility were consistent with the initial agreement.

The Company is financing the construction of both facilities with cash flows from operations.

The Company leases and rents various office and warehouse properties in Oklahoma, California, Georgia, Indiana and Pennsylvania.   The properties leased in Oklahoma consist of three separate warehouses, totaling approximately 80,000 square feet, from two companies owned by David E. Chymiak and Kenneth A. Chymiak.  The terms of each lease require monthly rental payments, utilities as well as require the Company to pay for maintenance and property taxes.  All of the three operating leases have similar terms and expire September 30, 2008.

The Company leases seven other warehouse and office facilities in California, Georgia, Indiana and Pennsylvania.  The terms on these operating leases vary but all mature in 4 years or less and contain renewal options.

Rental payments associated with leased properties in fiscal 2007, 2006 and 2005 totaled approximately $0.7 million, $0.7 million and $0.6 million, respectively.  The Company’s minimum future obligations as of September 30, 2007 under all existing operating leases are as follows:

Fiscal Year	Rental Payments
2008	$528,370
2009	155,136
2010	159,792
2011	26,762

Total	$870,060

Note 11 - Subsequent Events

On November 27, 2007 the Company executed the Fourth Amendment to Revolving Credit and Term Loan Agreement with its primary financial lender, Bank of Oklahoma.  The Fourth Amendment renews the $7.0 Million Revolving Line of Credit (“Line of Credit”) and extends the maturity date to November 30, 2010.   The Fourth Amendment also extends the maturity of and increases the $8.0 Million Term Loan Commitment to $16.3 million.

The $7.0 Million Line of Credit will continue to be used to finance the Company’s working capital requirements.  The lesser of $7.0 million or the total of 80% of the Company’s qualified accounts receivable, plus 50% of the Company’s qualified inventory, less the outstanding balances under of the term loans identified in the agreement, is available to the Company under the revolving credit facility.  The entire outstanding balance on the revolving credit facility is due on maturity.

The outstanding balance of the $8.0 million Term Loan prior to being amended was $4.3 million.  The $12.0 million of additional funds available under the amended $16.3 million Term Loan were fully advanced at closing and the proceeds were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock.   These shares of preferred stock were beneficially held by David A. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse.  The $16.3 million Term Loan is payable over a 5 year period with quarterly payments beginning the last business day of January 2008 of approximately $0.4 million plus accrued interest.

The Revolving Line of Credit and Term Loan Agreement also includes a Term Loan Commitment of $2.8 million.  This loan was secured to finance the purchase of the Company’s headquarters facility located in Broken Arrow, OK on November 20, 2006. The $2.8 million Term Loan matures over 15 years and payments are due monthly at $15,334 plus accrued interest.

Interest rates on the $7.0 million Revolving Line of Credit, the $16.3 million Term Loan and the $2.8 million Term Loan were also amended to accrue at a calculated rate of 1.4% plus LIBOR.

Note 12 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2007 and 2006.

                                                                                                                                                                                                            Three months ended

	December 31	March 31	June 30	September 30
Fiscal year ended 2007
Net sales and service income	$14,748,517	$16,040,551	$17,563,101	$17,293,916
Gross profit	4,679,157	5,222,011	6,077,642	5,330,770
Net income	1,638,279	1,771,254	2,210,411	1,810,395
Basic earnings per common share	.14	.15	.20	.16
Diluted earnings per common share	.14	.15	.19	.16

Fiscal year ended 2006
Net sales and service income	$14,753,611	$12,419,157	$13,199,459	$12,168,982
Gross profit	4,922,541	3,947,800	4,047,558	3,302,032
Net income	1,741,594	1,076,798	1,342,699	681,627
Basic earnings per common share	.15	.09	.11	.05
Diluted earnings per common share	.15	.09	.11	.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 17, 2006 we received notification from Tullius Taylor Sartain & Sartain ("Tullius"), our independent registered public accounting firm, that they would resign upon completion of Tullius' review of our Quarterly Report on Form 10-Q for the first quarterly period ended December 31, 2005. Tullius’ resignation became effective when we filed our Form 10-Q on February 13, 2006.

In connection with the audit of our financial statements for the fiscal year ended September 30, 2005, and in the subsequent interim period preceding the effective resignation date, there were no disagreements with Tullius on any matters of accounting principles or practices, financial statement disclosures or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Tullius, would have caused Tullius to make reference to the matter in their reports on the Company’s consolidated financial statements for such period.

In addition, during the Company's fiscal year ended September 30, 2005, and for the period from October 1, 2005, through February 13, 2006, there were no reportable events as defined by paragraph (a) (1) (v) of Item 304 of Regulation S-K promulgated by the Securities and Exchange Commission.

On January 26, 2006, the Audit Committee of the Board of Directors engaged Hogan & Slovacek to serve as our independent registered public accounting firm for fiscal 2006 and continued their engagement through fiscal 2007.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of  September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

During the period covered by this report on Form 10-K, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).    Controls and Procedures.

Not applicable for this filing.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and our Code of Business Conduct and Ethics is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and "Audit Committee," respectively, of our Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2007.

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

Item 13.          Certain Relationships and Related Transactions, and DirectorsIndependence.

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” of our Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

           The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled "Principal Accounting Fees and Services" of our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules.
(a) 1.	The following financial statements are filed as part of this report in Part II, Item 8.

Report of Independent Registered Public Accounting Firm for 2005.

Report of Independent Registered Public Accounting Firm for 2006 and 2007.

Consolidated Balance Sheets as of September 30, 2007 and 2006.

Consolidated Statements of Income for the years ended September 30, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2007, 2006 and 2005 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of  this current report.

Schedule II – Valuation and Qualifying Accounts
	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Write offs	Recoveries	of Period
Period Ended September 30, 2007
Allowance for Doubtful Accounts	$554,000	$185,337	(478,337)	-	$261,000
Allowance for Excess and Obsolete Inventory	1,178,000	745,836	(1,226,836)	-	697,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

Period Ended September 30, 2006
Allowance for Doubtful Accounts	$92,000	$445,541	-	$16,459	$554,000
Allowance for Excess and Obsolete Inventory	1,575,395	439,625	(837,020)	-	1,178,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

Period Ended September 30, 2005
Allowance for Doubtful Accounts	$68,063	$40,080	(16,143)	-	$92,000
Allowance for Excess and Obsolete Inventory	1,093,000	482,395	-	-	1,575,395
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

3.           The following documents are included as exhibits to this Form 10-K.

Exhibit                 Description

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Annual Report on 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

4.1
Certificate of Designation, Preferences, rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 14, 1999.

10.1
Revolving Credit and Term Loan Agreement dated September 30, 2004 (“Revolving Credit and Term Loan Agreement”), incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed December 22, 2004.

10.2	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed December 27, 2006.

10.3	Fourth Amendment to Revolving Credit and Term Loan Agreement dated November 27, 2007.

10.4
The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s 1998 Annual Meeting, filed April 28, 1998.

10.5	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed November 20, 2003.

10.6
Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20, 2006, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 20, 2006.

10.7	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

14.1
Amended Code of Business Conduct and Ethics for directors, officers and employees of the Company, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 6, 2006.

16.1	Letter regarding change in certifying accountant, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 13, 2006.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of Hogan & Slovacek.

23.2	Consent of Tullius Taylor Sartain & Sartain LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 28, 2007                         By:  /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2007	/s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors

Date: December 28, 2007	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President (Principal Exectuive Officer) and Director

Date: December 28, 2007	/s/ Daniel E. O'Keefe
Daniel E. O’Keefe, Chief Financial Officer (Principal Financial Officer) and Director

Date: December 28, 2007	/s/ Henry F. McCabe
Henry F. McCabe, Director

Date: December 28, 2007	/s/ James C. McGill
James C. McGill, Director

Date: December 28, 2007	/s/ Paul F. Largess
Paul F. Largess, Director

Date: December 28, 2007	/s/ Stephen J Tyde
Stephen J. Tyde, Director

Date: December 28, 2007	/s/ Thomas J. Franz
Thomas J. Franz, Director

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K.

Exhibit                   Description
3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.2 to the Annual Report on 10-KSB filed with the Securities Exchange Commission by the Company on January 10, 2003.

4.1
Certificate of Designation, Preferences, rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 14, 1999.

10.1
Revolving Credit and Term Loan Agreement dated September 30, 2004 (“Revolving Credit and Term Loan Agreement”), incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed December 22, 2004.

10.2	Third Amendment to Revolving Credit and Term Loan Agreement dated November 20, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed December 27, 2006.

10.3	Fourth Amendment to Revolving Credit and Term Loan Agreement dated November 27, 2007.

10.4
The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s 1998 Annual Meeting, filed April 28, 1998.

10.5	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed November 20, 2003.

10.6
Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20, 2006, incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 20, 2006.

10.7	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

14.1
Amended Code of Business Conduct and Ethics for directors, officers and employees of the Company, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 6, 2006.

16.1	Letter regarding change in certifying accountant, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on February 13, 2006.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of Hogan & Slovacek.

23.2	Consent of Tullius Taylor Sartain & Sartain LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.