Form 10-Q
period 2007-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2008-02-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                                                                        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2008 were 10,250,656.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2007

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	3
	December 31, 2007 (unaudited) and September 30, 2007 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	5
	Three Months Ended December 31, 2007 and 2006

	Consolidated Statements of Cash Flows (unaudited)	6
	Three Months Ended December 31, 2007 and 2006

	Notes to unaudited consolidated financial statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4T.	Controls and Procedures.	11

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	12

	SIGNATURES	13

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$341,553	$60,993
Accounts receivable, net allowance of $304,000 and $261,000, respectively	6,158,026	6,709,879
Income Tax Receivable	-	153,252
Inventories, net of allowance for excess and obsolete inventory of $758,000 and $697,000, respectively	33,904,207	31,464,527
Deferred income taxes	843,000	678,000
Total current assets	41,246,786	39,066,651
Property and equipment, at cost:
Machinery and equipment	3,162,333	3,144,927
Land and buildings	7,009,285	6,488,731
Leasehold improvements	205,797	205,797
	10,377,415	9,839,455
Less accumulated depreciation and amortization	(2,429,509)	(2,341,431)
Net property and equipment	7,947,906	7,498,024

Other assets:
Deferred income taxes	638,000	679,000
Goodwill	1,560,183	1,560,183
Other assets	142,626	204,843
Total other assets	2,340,809	2,444,026

Total assets	$51,535,501	$49,008,701

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007,	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,039,747	$4,301,672
Accrued expenses	1,071,230	1,331,890
Income taxes payable	804,612	-
Bank revolving line of credit	1,838,497	1,735,405
Notes payable – current portion	1,858,298	1,427,693
Dividends payable	-	210,000
Total current liabilities	10,612,384	9,006,660

Notes payable	17,258,365	5,845,689
Other liabilities	215,986	-
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	-	12,000,000
Common stock, $.01 par value; 30,000,000 shares
authorized; 10,271,756 and 10,270,756 shares issued, respectively	102,718	102,708
Paid-in capital	(6,380,457)	(6,383,574)
Retained earnings	29,913,655	28,454,024
Accumulated other comprehensive income:
Unrealized (loss) gain on interest rate swap, net of tax	(132,986)	37,358
	23,502,930	34,210,516

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	23,448,766	34,156,352

Total liabilities and stockholders’ equity	$51,535,501	$49,008,701

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Net new sales income	$8,652,761	$10,238,872
Net refurbished sales income	4,810,963	3,228,042
Net service income	1,275,644	1,281,603
Total net sales	14,739,368	14,748,517

Total cost of sales	9,988,540	10,069,360
Gross profit	4,750,828	4,679,157
Operating, selling, general and
administrative expenses	2,015,694	1,875,471
Depreciation and amortization	38,748	29,497
Income from operations	2,696,386	2,774,189
Interest expense	146,275	131,910
Income before income taxes	2,550,111	2,642,279
Provision for income taxes	957,000	1,004,000

Net income	1,593,111	1,638,279

Other comprehensive income:

Unrealized (loss) on interest rate swap (net of taxes)	(146,344)	(7,289)
Comprehensive income	$1,446,767	$1,630,990

Net income	$1,593,111	$1,638,279
Preferred dividends	133,480	210,000
Net income available
to common stockholders	$1,459,631	$1,428,279

Earnings per share:
Basic	$0.14	$0.14
Diluted	$0.14	$0.14

Shares used in per share calculation
Basic	10,250,656	10,232,756
Diluted	10,295,359	10,253,483

               See notes to unaudited consolidated financial statements

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,593,111	$1,638,279
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	38,748	29,497
Provision for losses on accounts receivable	43,000	4,000
Provision for excess and obsolete inventory	91,000	75,000
Deferred income tax benefit	(124,000)	(46,000)
Share based compensation expense	1,627	3,064
Change in:
Receivables	662,105	(1,222,034)
Inventories	(2,530,680)	(91,557)
Other assets	111,547	31,761
Accounts payable	738,075	1,313,793
Accrued expenses	543,952	126,705
Other Liabilities	45,642	-
Net cash provided by operating activities	1,214,127	1,862,508

Cash Flows from Investing Activities
Additions to machinery and equipment	(17,406)	(261,774)
Additions of land and building	(520,554)	(3,250,000)
Acquisition of business and certain assets	-	(166,951)
Net cash (used in) investing activities	(537,960)	(3,678,725)

Cash Flows from Financing Activities
Net borrowings under bank revolving line of credit	103,092	(358,800)
Proceeds from notes payable	12,000,000	2,760,000
Repurchase of preferred stock	(12,000,000)	-
Payments on notes payable	(156,719)	(325,451)
Proceeds from stock options exercised	1,500	810
Payments of preferred dividends	(343,480)	(210,000)
Net cash (used in) provided by financing activities	(395,607)	1,866,559

Net increase in cash	280,560	50,342

Cash, beginning of period	60,993	98,898

Cash, end of period	$341,553	$149,240

Supplemental Cash Flow Information
Cash paid for interest	$34,705	$122,023
Cash paid for income taxes	$18,800	$251,000

See notes to unaudited consolidated financial statements.

Notes to unaudited consolidated financial statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The consolidated financial statements as of September 30, 2007 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the fiscal 2008 presentation.

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, Inc., NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc., (dba ComTech Services), ADDvantage Technologies Group of Texas, Tulsat – Atlanta, LLC, Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International) (collectively, the "Company"), sells new and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry (CATV).

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

	Three Months Ended December 31,
	2007	2006
Basic EPS Computation:

Net income attributable to
common stockholders	$1,459,631	$1,428,279

Weighted average outstanding
common shares	10,250,656	10,232,756

Earnings per Share – Basic	$0.14	$0.14

Diluted EPS Computation:

Net income attributable to
common stockholders	$1,459,631	$1,428,279

Weighted average outstanding
common shares	10,250,656	10,232,756

Potentially dilutive securities
Effect of dilutive stock options	44,703	20,727
Weighted average shares outstanding
- assuming dilution	10,295,359	10,253,483

Earnings per Share – Diluted	$0.14	$0.14

Note 4 – Line of Credit and Notes Payable

On November 27, 2007 the Company executed the Fourth Amendment to Revolving Credit and Term Loan Agreement (“Fourth Amendment”) with its primary financial lender, Bank of Oklahoma. The Fourth Amendment renewed the $7.0 Million Revolving Line of Credit (“Line of Credit”) and extended the maturity date to November 30, 2010.  The Fourth Amendment also extended the maturity of and increased the $8.0 Million Term Loan Commitment to $16.3 million.

At December 31, 2007, a $1.8 million balance was outstanding under a $7.0 million line of credit due November 30, 2010, with interest payable monthly based on the prevailing 30-day LIBOR rate plus 1.4% (6.03% at December 31, 2007).  $5.2 million of the $7.0 million line of credit was available to the Company to borrow at December 31, 2007.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Among other financial covenants, the line of credit agreement provides that the Company must maintain a Fixed Change Ratio of Coverage (EBITDA to Total Fixed Charges) of not less than 1.25 to 1.0, determined quarterly.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit.  The resulting overdraft balance, consisting of outstanding checks, was $0.6 million at December 31, 2007 and is included in the bank revolving line of credit.

The outstanding balance of the $8.0 million Term Loan prior to being amended on November 27, 2007 was $4.3 million. The $12.0 million of additional funds available under the amended $16.3 million Term Loan were fully advanced upon executing the Fourth Amendment and the proceeds were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock. These shares of preferred stock were beneficially held by David E. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse. The outstanding balance on this note was $16.3 million at December 31, 2007. The note is due on November 30, 2012, with quarterly payments beginning the last business day of February 2008 of approximately $0.4 million plus accrued interest. The note bears interest at the prevailing 30-day LIBOR rate plus 1.4% (6.03% as of December 31, 2007).

The Revolving Line of Credit and Term Loan Agreement also includes a Term Loan Commitment of $2.8 million. This loan was secured to finance the purchase of Company’s headquarters facility located in Broken Arrow, OK on November 20, 2006. The outstanding balance on this note was $2.6 million at December 31, 2007. The note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  Interest on the outstanding note balance accrues at the prevailing 30-day LIBOR rate plus 1.4% (6.03% at December 31, 2007).

The Company’s other note payable of $0.3 million, secured by real estate, is due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

Note 5 – Derivative Financial Instruments

In 2004, the Company entered into an interest rate swap to effectively fix the interest rate of the $8.0 million term note at 6.13%.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The changes in the fair market value of this interest rate swap has been reflected in the other comprehensive income section of the Consolidated Statements of Income and Comprehensive Income and the fair value of the swap has been recorded on the Company’s Consolidated Balance Sheet.   On November 20, 2007 the Company terminated this swap agreement upon amending and extending the $8.0 million term note to $16.3 million.  The Company received approximately $22,000 upon termination of this agreement which represented the fair value of the swap on that date and recognized this gain as interest expense in the current period.

Additionally, on November 27, 2007, the Company entered into a new interest rate swap agreement to effectively fix the interest rate on the $16.3 million term note at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term note. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with SFAS 133. The change in the fair market value of this interest rate swap has been reflected in the other comprehensive income section of the Consolidated Statements of Income and Comprehensive Income and the fair value of the swap has been recorded on the Company’s Consolidated Balance Sheet. At December 31, 2007, the notional value of the swap was $16.3 million and the fair value of the interest rate swap was approximately $0.2 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheet.

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

At December 31, 2007, 1,024,656 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of stock awards, 744,656 shares were available for future grants.

A summary of the status of the Company's stock options for the three months ended December 31, 2007 is presented below.

b
	2008
	Wtd. Avg.
	Shares	Ex. Price

Outstanding at September 30, 2007	117,850	$4.20
Grantedju	-	-
Exercised	1,000	1.50
Canceled	-	-
Outstanding at December 31, 2007	116,850	$4.22

Exercisable at December 31, 2007	109,350	$4.11

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their grant date fair value. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

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
December 31, 2007
Average expected life	5.0
Average expected volatility factor	25%
Average risk-free interest rate	4.45%
Average expected dividend yield	------

For the three months ended December 31, 2007, the Company recorded compensation expense of $1,627 representing the amortizing fair value of the unvested options granted prior to fiscal 2007. As of December 31, 2007, compensation costs related to unvested stock awards not yet recognized in the statements of operations totaled $8,250 which will be recognized over the remaining two year vesting term.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors described under Item 1A of our Annual Report on Form 10-K filed for the year ended September 30, 2007 and in other documents we file from time to time with the Securities and Exchange Commission.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2007 and December 31, 2006

Total Net Sales.  Total Net Sales during the first quarter of fiscal 2008 totaled $14.7 million, which was consistent with $14.7 million Total Net Sales reported during the first quarter of fiscal 2007.  New equipment sales declined $1.6 million, or 15.6%, to $8.7 million in the first quarter of fiscal 2008 from $10.2 million in the first quarter of fiscal 2007.  The decrease in new equipment sales was due primarily to a decline in the sales of new equipment to two large customers of approximately $1.0 million each.  The decline in sales to the first customer was attributed to the postponement of its scheduled rebuilding projects, and the second customer’s reduced sales volumes were attributed to an overall decline in the volume of regional upgrades being performed during the period.  Net refurbished sales increased $1.6 million, or 50%, to $4.8 million in the first quarter of fiscal 2008 from $3.2 million for the same period last year.  Sales of refurbished digital converter boxes increased approximately $1.3 million due to increased sales to domestic customers that received waivers from the FCC ban on the purchases of these boxes and sales to international customers, who are not subject to the FCC ban.    The remaining increase in refurbished sales was primarily attributed to a customer's project to upgrade a service area with refurbished transmission equipment, which generated incremental sales of $0.4 million for the quarter.  Net service income totaled $1.3 million for the first quarter of fiscal 2008 which was consistent with the $1.3 million of revenue earned in the first quarter of fiscal 2007.

Costs of Sales.  Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to equipment sales.  Costs of sales decreased $0.1 million to $10.0 million in the first quarter of fiscal 2008 from $10.1 million in the first quarter of fiscal 2007.  The decrease in costs of sales was attributable to the change in product line mix, as refurbished equipment generally involved a higher profit margin than new equipment.

Gross  Profit.  Gross Profit increased $0.1 million, or 2.1%, to $4.8 million in the first quarter of fiscal 2008 from $4.7 million for the same period in fiscal 2007.  The increase in gross profit was the result of the change in product line mix sold during the quarter.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.1 million to $2.0 million in the first quarter of fiscal 2008 from $1.9 million reported in the same period of fiscal 2007.   This increase was primarily driven by $0.1 million increase in payroll costs associated with new employees hired in the past 9 months due to our business growth.

Income from Operations.  Income from operations decreased $0.1 million, or 3.5%, to $2.7 million in the first quarter of fiscal 2008 from $2.8 million for the same period of fiscal 2007.  Income from operations decreased primarily as the result of our increased payroll costs.

Interest Expense.  On November 27, 2007 we amended our $8.0 million term note with our primary financial lender to $16.3 million and extended the maturity of the amended note to November 30, 2012.  The outstanding balance of the $8.0 million term loan prior to the amendment was $4.3 million.  The $12.0 million of additional funds available under the amended $16.3 million term loan were fully advanced at closing and the proceeds were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock.  The impact on income available to holders of common stock from the increased interest expense is expected to be fully offset by the elimination of dividends paid on the outstanding preferred shares.  On November 27, 2007, we entered into an interest rate swap agreement to effectively fix the interest on the new $16.3 million quarterly amortizing note at 5.92%.  Interest on the remaining debt instruments, which had outstanding principal balances totaling $4.7 million as of December 31, 2007, fluctuates periodically based on the specific criteria outlined in the corresponding debt agreements.  Interest expense for the first quarter of fiscal 2008 was $0.2 million, or an increase of $0.1 million over the $0.1 million of interest expense reported in fiscal 2007.  The increased interest expense was associated with the additional borrowings under the amended $16.3 million term note.

Income Taxes – The provision for income taxes for the first quarter of fiscal 2008 was $1.0 million, or 37.5% of profit before taxes, compared to $1.0 million or 38.0% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2008 was decreased due to a slight decline in the estimated state income tax rates for 2008.

Recently issued Accounting Standards

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We plan to adopt SFAS No. 159 beginning in the first quarter of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements from both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 in the first quarter of fiscal year 2007 and its adoption had no impact on our financial statements.

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

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. We adopted EITF Issue No. 06-2 beginning October 1, 2007. The adoption of EITF Issue No. 06-2 did not result in a material impact to the financial statements.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2007 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements. Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.

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

We market our products primarily to MSOs and other users of cable television equipment who are seeking products (i) that can be shipped on a same-day basis, or (ii) of which manufacturers have discontinued production.  Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross profit margins on our sales.   Carrying these significant inventories represents our greatest risk.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we make in a reasonable period. Our investment in inventory is represented predominantly by new products purchased from manufacturers and surplus-new products, which are unused products purchased from other distributors or MSOs.

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand.  Our estimates of future product demand may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results.  As of December 31, 2007 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling approximately $0.8 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2007, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.3 million, amounted to $6.2 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit.  During the first quarter of fiscal 2008, we generated approximately $1.2 million of cash flow from operations including $0.4 million absorbed from changes in receivables, inventories, and other assets, accounts payable and accrued liabilities.

During the quarter, we invested approximately $0.5 million of our available cash flows towards the completion of two warehouse construction projects in Broken Arrow, Oklahoma and Sedalia, Missouri.  The new 62,500 square foot warehouse facility in Broken Arrow, Oklahoma is located at the back section of our 10 acre headquarters facility.  The completed warehouse addition, which cost approximately $1.6 million, was constructed to gain additional operating efficiencies by consolidating the operations and multiple outside warehouses of our Tulsat subsidiary into one facility.  The new 18,000 square foot warehouse facility in Sedalia, Missouri, which cost approximately $0.4 million, will expand the revenue generating capacity of this location as it increased the square footage of the operation by approximately 30% and allowed us to consolidate our Stockton, California warehouse into a more cost effective location.  The combined annual savings from vacated rental properties is expected to total approximately $0.2 million per year.

During the quarter we also executed the Fourth Amendment to Revolving Credit and Term Loan Agreement with our primary financial lender, Bank of Oklahoma.  The Fourth Amendment renews the $7.0 Million Revolving Line of Credit (“Line of Credit”) and extends the maturity date to November 30, 2010.   The Fourth Amendment also extends the maturity of and increases the $8.0 Million Term Loan Commitment to $16.3 million.

The $7.0 Million Line of Credit will continue to be used to finance our working capital requirements.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under of the term loans identified in the agreement, is available to us under the revolving credit facility.  The entire outstanding balance on the revolving credit facility is due on maturity.

The outstanding balance of the $8.0 million Term Loan prior to being amended was $4.3 million.  The $12.0 million of additional funds available under the amended $16.3 million Term Loan were fully advanced at closing and the proceeds were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock.   These shares of preferred stock were beneficially held by David A. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse.  The $16.3 million Term Loan is payable over a 5 year period with quarterly payments beginning the last business day of February 2008 of approximately $0.4 million plus accrued interest.

The Revolving Line of Credit and Term Loan Agreement also includes a Term Loan Commitment of $2.8 million.  This loan was secured to finance the purchase of the Company’s headquarters facility located in Broken Arrow, Oklahoma on November 20, 2006. The $2.8 million Term Loan matures over 15 years and payments are due monthly at $15,334 plus accrued interest.

Also during the quarter we paid the scheduled accrued dividends of approximately $0.2 million and additional accrued dividends of approximately $0.1 million, representing the final dividends earned on the outstanding Series B 7% Cumulative Preferred Stock from October 1, 2007 to November 20, 2007, as well as other scheduled note payments totaling approximately $0.2 million.

We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

Item 3A.   Quantitative and Qualitative Disclosures About Market Risk.

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

We are exposed to market risk related to changes in interest rates on our $7.0 million revolving line of credit and our $2.8 million term note.  Borrowings under these obligations bear interest at rates indexed to the 30 day LIBOR rate, which exposes us to increased costs if interest rates rise.  At December 31, 2007, the outstanding borrowings subject to variable interest rate fluctuations totaled $4.4 million, and was as high as $4.6 million and as low as $2.6 million at different times during the quarter.   A hypothetical 30% increase in the published LIBOR rate, causing our borrowing costs to increase, would not have a material impact on our financial results.  We do not expect the LIBOR rate to fluctuate more than 30% in the next twelve months.

In addition to these debts, we have a $16.3 million term note which also bears interest at a rate indexed to the 30 day LIBOR rate.  To mitigate the market risk associated with the floating interest rate, we entered into an interest rate swap on November 27, 2007, in an amount equivalent to the $16.3 million term note.   Although the note bears interest at the prevailing 30-day LIBOR rate plus 1.4%, the swap effectively fixed the interest rate at 5.92%.  The fair value of this derivative will increase or decrease opposite any future changes in interest rates.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                      ADDVANTAGE TECHNOLOGIES GROUP, INC.
                                                                                                (Registrant)

                                                                                                ______________________________
Date: February 13, 2008                                                                                                                                                        Kenneth A. Chymiak,
                                                                                                President and Chief Executive Officer
                                                                                              (Principal Executive Officer)

                                                                                               ______________________________
Date: February 13, 2008                                                                                                                                                         Daniel E. O'Keefe
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