Form 10-Q
period 2008-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2008-05-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” "accelerated filer" and smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                 Accelerated filer   ☐                Non-accelerated filer   ☒                    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Shares outstanding of the issuer's $.01 par value common stock as of April 25, 2008 were 10,272,015.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2008

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	3
	March 31, 2008 (unaudited) and September 30, 2007 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	5
	Three and Six Months Ended March 31, 2008 and 2007

	Consolidated Statements of Cash Flows (unaudited)	6
	Six Months Ended March 31, 2008 and 2007

	Notes to unaudited consolidated financial statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.	13

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEET

	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$28,890	$60,993
Accounts receivable, net allowance of $250,000 and $261,000, respectively	6,746,436	6,709,879
Income Tax Receivable	-	153,252
Inventories, net of allowance for excess and obsolete inventory of $1,066,000 and $697,000, respectively	34,350,624	31,464,527
Deferred income taxes	968,000	678,000
Total current assets	42,093,950	39,066,651
Property and equipment, at cost:
Land and buildings	7,103,399	6,488,731
Machinery and equipment	3,199,903	3,144,927
Leasehold improvements	205,797	205,797
	10,509,099	9,839,455
Less accumulated depreciation and amortization	(2,520,092)	(2,341,431)
Net property and equipment	7,989,007	7,498,024

Other assets:
Deferred income taxes	899,000	679,000
Goodwill	1,560,183	1,560,183
Other assets	241,602	204,843
Total other assets	2,700,785	2,444,026

Total assets	$52,783,742	$49,008,701

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,219,674	$4,301,672
Accrued expenses	940,559	1,331,890
Income taxes payable	237,940	-
Bank revolving line of credit	4,325,540	1,735,405
Notes payable – current portion	1,858,911	1,427,693
Dividends payable	-	210,000
Total current liabilities	10,582,624	9,006,660

Notes payable	16,793,380	5,845,689
Other liabilities	816,050	-
Total liabilities	28,192,054	14,852,349

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	-	12,000,000
Common stock, $.01 par value; 30,000,000 shares
authorized; 10,293,115 and 10,270,756 shares issued, respectively	102,931	102,708
Paid-in capital	(6,291,793)	(6,383,574)
Retained earnings	31,324,764	28,454,024
Accumulated other comprehensive income:
Unrealized (loss) gain on interest rate swap, net of tax	(490,050)	37,358
	24,645,852	34,210,516

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	24,591,688	34,156,352

Total liabilities and stockholders’ equity	$52,783,742	$49,008,701

                                                    See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STAEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net new sales income	$8,914,517	$11,431,382	$17,567,278	$21,670,254
Net refurbished sales income	3,505,844	3,390,127	8,316,807	6,618,169
Net service income	1,431,458	1,219,042	2,707,102	2,500,645
Total income	13,851,819	16,040,551	28,591,187	30,789,068

Costs of sales	9,283,756	10,818,540	19,275,303	20,887,900
Gross profit	4,568,063	5,222,011	9,315,884	9,901,168
Operating, selling, general and
administrative expenses	1,999,742	2,153,216	4,012,429	4,028,687
Depreciation and amortization	44,120	41,316	82,868	70,813
Income from operations	2,524,201	3,027,479	5,220,587	5,801,668
Interest expense	266,092	169,225	412,367	301,135
Income before income taxes	2,258,109	2,858,254	4,808,220	5,500,533
Provision for income taxes	847,000	1,087,000	1,804,000	2,091,000

Net income	1,411,109	1,771,254	3,004,220	3,409,533

Other comprehensive income:

Unrealized loss on interest rate swap, (net of taxes)	(341,706)	(17,317)	(490,050)	(24,606)
Comprehensive income	$1,069,403	$1,753,937	$2,514,170	$3,384,927

Net income	$1,411,109	$1,771,254	$3,004,220	$3,409,533
Preferred dividends	-	210,000	133,480	420,000
Net income attributable
to common stockholders	$1,411,109	$1,561,254	$2,870,740	$2,989,533

Earnings per share:
Basic	$0.14	$0.15	$0.28	$0.29
Diluted	$0.14	$0.15	$0.28	$0.29

Shares used in per share calculation
Basic	10,257,776	10,233,756	10,254,216	10,233,256
Diluted	10,281,066	10,248,254	10,286,734	10,250,896

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$3,004,220	$3,409,533
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	82,868	70,813
(Recovery of) Provision for losses on accounts receivable	(3,920)	17,470
Provision for excess and obsolete inventory	382,572	194,124
Deferred income tax benefit	(184,000)	92,000
Share based compensation expense	9,088	54,187
Change in:
Receivables	120,615	(2,449,742)
Inventories	(3,268,669)	(1,998,432)
Other assets	87,342	164,806
Accounts payable	(1,081,998)	1,764,480
Accrued expenses	(153,391)	101,997
Net cash (used in) provided by operating activities	(1,005,273)	1,421,236

Cash Flows from Investing Activities
Additions to machinery and equipment	(59,976)	(335,621)
Disposal of Machinery and Equipment	3,500	-
Additions of Land and Building	(614,668)	(3,250,000)
Acquisition of business and certain assets	-	(166,951)
Net cash (used in) investing activities	(671,144)	(3,752,572)

Cash Flows from Financing Activities
Net borrowings under bank revolving line of credit	2,590,135	807,159
Proceeds from notes payable	12,000,000	2,760,291
Repurchase of preferred stock	(12,000,000)	-
Payments on notes payable	(621,091)	(682,073)
Proceeds from stock options exercised	18,750	2,460
Payments of preferred dividends	(343,480)	(420,000)
Net cash provided by financing activities	1,644,314	2,467,837

Net (decrease) increase in cash	(32,103)	136,501

Cash, beginning of period	60,993	98,898

Cash, end of period	28,890	235,399

Supplemental Cash Flow Information
Cash paid for interest	324,895	270,160
Cash paid for income taxes	1,574,086	1,423,382

Supplemental Schedule of Non-Cash Financing Activities
Unrealized loss on interest rate swap	(816,050)	(39,687)
Deferred tax	326,000	15,081
Unrealized loss on interest rate swap net of tax	(490,050)	(24,606)

See notes to unaudited consolidated financial statements.

Notes to unaudited consolidated financial statements

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The consolidated financial statements as of September 30, 2007 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on December 28, 2007.

Reclassifications

Certain reclassifications have been made to the fiscal 2007 financial statements to conform to the fiscal 2008 presentation.

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc., (dba ComTech Services), ADDvantage Technologies Group of Texas, Tulsat – Atlanta, LLC, Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International) (collectively, the "Company"), sells new and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry (CATV).

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic EPS Computation:

Net income attributable to
common stockholders	$1,411,109	$1,561,254	$2,870,740	$2,989,533

Weighted average outstanding
common shares	10,257,776	10,233,756	10,254,216	10,233,256

Earnings per Share - Basic	$0.14	$0.15	$0.28	$0.29

Diluted EPS Computation:

Net income attributable to
common stockholders	$1,411,109	$1,561,254	$2,870,740	$2,989,533

Weighted average outstanding
common shares	10,257,776	10,233,756	10,254,216	10,233,256

Potentially dilutive securities
Effect of dilutive stock options	23,290	14,498	32,518	17,640
Weighted average shares outstanding
- assuming dilution	10,281,066	10,248,254	10,286,734	10,250,896

Earnings per Share – Diluted	$0.14	$0.15	$0.28	$0.29

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

At March 31, 2008, a $4.3 million balance was outstanding under a $7.0 million line of credit due November 30, 2010, with interest payable quarterly on the prevailing 30-day LIBOR rate plus 1.4% (4.11% at March 31, 2008).  $2.7 million of the $7.0 million line of credit was available to the Company to borrow at March 31, 2008.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Among other financial covenants, the line of credit agreement provides that the Company must maintain a Fixed Change Ratio of Coverage (EBITDA to Total Fixed Charges) of not less than 1.25 to 1.0, determined quarterly.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit.  The resulting overdraft balance, consisting of outstanding checks, was $0.7 million at March 31, 2008 and is included in the bank revolving line of credit.

The outstanding balance of the $8.0 million Term Loan prior to being amended on November 27, 2007 was $4.3 million. The $12.0 million of additional funds available under the amended $16.3 million Term Loan were fully advanced upon executing the Fourth Amendment and the proceeds were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock. These shares of preferred stock were beneficially held by David E. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse. The outstanding balance on this note was $15.9 million at March 31, 2008. The note is due on November 30, 2012, with quarterly payments beginning the last business day of February 2008 of approximately $0.4 million plus accrued interest. The note bears interest at the prevailing 30-day LIBOR rate plus 1.4% (4.11% as of March 31, 2008).

The Revolving Line of Credit and Term Loan Agreement also includes a Term Loan Commitment of $2.8 million. This loan was secured to finance the purchase of Company’s headquarters facility located in Broken Arrow, Oklahoma on November 20, 2006. The outstanding balance on this note was $2.5 million at March 31, 2008. The note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  Interest on the outstanding note balance accrues at the prevailing 30-day LIBOR rate plus 1.4% (4.11% at March 31, 2008).

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013 with interest at 5.5% through 2008, converting thereafter to prime minus .25%.

Note 5 – Derivative Financial Instruments

In 2004, the Company entered into an interest rate swap to effectively fix the interest rate of the $8.0 million term note at 6.13%.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  On November 20, 2007 the Company terminated this swap agreement upon amending and extending the $8.0 million term note to $16.3 million.  The Company received approximately $25,000 upon termination of this agreement which represented the fair value of the swap on that date and offset this gain against interest expense in the current year.

Additionally, on November 27, 2007, the Company entered into a new interest rate swap agreement to effectively fix the interest rate on the $16.3 million term note at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term note. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with SFAS 133. The fair value of the hedge, which incorporates both an “effective” portion and “ineffective” portion, has been recorded on the Company’s Consolidated Balance Sheet. The effective portion of the change in the fair value of this interest rate swap during the period has been reflected in the other comprehensive income section of the Consolidated Statements of Income and Comprehensive Income.  The ineffective portion of the change in the fair value of the interest rate swap was recognized as interest expense in the current period and was not significant.  At March 31, 2008, the notional value of the swap was $15.9 million and the fair value of the interest rate swap was approximately $0.8 million, which is included in other liabilities on the Company’s Consolidated Balance Sheet.

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

At March 31, 2008, 1,024,656 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of stock awards, 744,656 shares were available for future grants.

A summary of the status of the Company's stock options for the six months ended March 31, 2008 is presented below.

	2008
	Wtd. Avg.
	Shares	Ex. Price

Outstanding at September 30, 2007	117,850	$4.20
Granted	-	-
Exercised	6,000	3.13
Canceled	-	-
Outstanding at March 31, 2008	111,850	$4.26

Exercisable at March 31, 2008	104,350	$4.15

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

Six Months Ended
March 31, 2008
Average expected life	5.0 years
Average expected volatility factor	25%
Average risk-free interest rate	4.45%
Average expected dividend yield	------

For the six months ended March 31, 2008, the Company recorded compensation expense of $3,255 representing the amortizing fair value of the unvested options granted prior to fiscal 2008. As of March 31, 2008, compensation costs related to unvested stock awards not yet recognized in the statements of operations totaled $8,250 which will be recognized over the remaining two year vesting term.

On March 5, 2008 the Company issued restricted shares under the plan totaling 16,359 shares to directors as part of their 2008 compensation.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000, which was included in prepaid assets on the Company’s March 31, 2008 balance sheet, and is being recognized as compensation expense over the 12 month holding period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis ("MD&A"), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight including changes in the trends of the cable television industry, formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  Readers should carefully review the risk factors described under Item 1A of our Annual Report on Form 10-K filed for the year ended September 30, 2007 and in other documents we file from time to time with the Securities and Exchange Commission.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements ("Notes").

We are a Value Added Reseller ("VAR") for select Cisco and Motorola new products and we are a distributor for several other manufacturers of cable television ("CATV") equipment.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators ("MSOs") and Telecommunication Companies (“Telcoms”).  These customers provide an array of different communications services as well as compete in their ability to offer subscribers ‘Triple Play’ transmission services, including data, voice and video.

Result of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

Net Sales. Net sales decreased $2.1 million, or 13%, to $13.9 million for the second quarter of fiscal 2008 from $16.0 million for the same period of fiscal 2007.  New equipment sales declined by $2.5 million, or 22%, to $8.9 million in the second quarter of fiscal 2008 from $11.4 million in the second quarter of fiscal 2007.  The decrease in new equipment sales was primarily due to reduced sales volumes of new equipment to two large customers of approximately $1.0 million each.  Sales to the first customer have declined as there the customer has been able to obtain the equipment necessary for its scheduled capital projects directly from the manufacturer without interruption or delay.  The second customer, which serves as a primary equipment distributor to several regional and large cable operators, has produced less sales orders as certain customers have delayed upgrading projects, due to the lack of financing available in the market, and other customers have been able to obtain their needed equipment directly from the manufacturers.  Refurbished equipment sales increased $0.1 million, or 3%, to $3.5 million in the second quarter of fiscal 2008, from $3.4 million for the same period last year.   Sales of digital converter boxes to customers in the U.S. and Latin America totaled $1.3 million for the quarter which represented an increase of $0.6 million over the second quarter sales volumes in fiscal 2007.  This increase was offset by a reduction in other refurbished product sales of $0.5 million due to the slowdown in upgrades being performed by regional cable operators during the quarter.  Repair service revenue increased $0.2 million, to $1.4 million in the second quarter of fiscal year 2008 compared to $1.2 million in the same period of fiscal 2007.  Repairs increased during the period as certain customers, that are delaying equipment upgrades, are incurring additional out of warranty equipment failures.  We continue to expect repair services to increase during the remainder of the year as several smaller cable operators and large MSOs continue to delay rebuild projects and experience increased failures in older equipment.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the costs of equipment used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Costs of sales decreased $1.5 million, or 14%, to $9.3 million in the second quarter of fiscal 2008 from $10.8 million for the same period in fiscal 2007.  This decrease was primarily due to the decreased product sales for the period.

Gross Profit.  Gross profit decreased $0.6 million, or 12%, to $4.6 million in the second quarter of fiscal 2008 from $5.2 million for the same period in fiscal 2007.     The decrease in gross profit was a direct result of the decrease in sales for the quarter.  Gross profit margins increased to 33.0% in the second quarter of fiscal 2008 from 32.6% in the second quarter of fiscal 2007.  Gross profit margins improved due to the increase in sales of refurbished digital converter boxes, which have higher margins than new product sales, as well as a change in the mix of new products.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses for the second quarter of fiscal 2008 were $2.0 million which represented a decrease of $0.2 million from the $2.2 million reported in the same period of fiscal 2007.   We recorded $0.1 million less payroll during the quarter due primarily to reduced bonus expectations and $0.1 million of reduced property taxes and rentals resulting from properties in Broken Arrow, Oklahoma that were vacated  in the last year.

Income from Operations.  Income from operations decreased $0.5 million, or 16.7%, to $2.5 million for the second quarter of fiscal 2008 from $3.0 million for the same period of fiscal 2007.  Income from operations primarily decreased as a result of the decrease in sales for the period offset by reduced operating, selling, general and administrative expenses.

Interest Expense.    On November 27, 2007 we amended our $8.0 million term note with our primary financial lender to $16.3 million and extended the maturity to November 30, 2012.  The outstanding balance of the $8.0 million term loan prior to the amendment was $4.3 million.  The $12.0 million of additional funds available under the amended $16.3 million term loan were fully advanced at closing and the proceeds were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock.  The impact on income available to holders of common stock from the increased interest expense is expected to be fully offset by the elimination of dividends paid on the outstanding preferred shares.  Also on November 27, 2007, we entered into an interest rate swap agreement to effectively fix the interest on the new $16.3 million quarterly amortizing note at 5.92%.  Interest on the remaining debt instruments, which had outstanding principal balances totaling $7.1 million as of March 31, 2008, fluctuates periodically based on the specific criteria outlined in the corresponding debt agreements.  Interest expense for the second quarter of fiscal 2008 was $0.3 million, or an increase of $0.1 million over the $0.2 million of interest expense reported in the second quarter of fiscal 2007.  The increased interest expense was associated with the additional borrowings under the amended $16.3 million term note.

Income Taxes.  The provision for income taxes for the second quarter of fiscal 2008 was $0.8 million, or 37.5% of profit before taxes, compared to $1.1 million, or 38.0% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2008 was decreased slightly as the Company’s effective tax rate is expected to be less due to our utilization of certain investment tax credits utilized to reduce state taxes.

Comparison of Results of Operations for the Six months ended March 31, 2008 and March 31, 2007

Net Sales.  Net sales decreased by $2.2 million, or 7%, to $28.6 million for the six months ended March 31, 2008 from $30.8 million for the same period in fiscal 2007.  New equipment sales declined $4.1 million, or 19%, to $17.6 million for the six months ended March 31, 2008 from $21.7 million for the same period in fiscal 2007.  The decline in new product sales resulted primarily from the continued reduced sales volumes to two of our large customers totaling $2.1 and $2.6 million, respectively.  The decline in sales to the first customer resulted from delays in scheduled upgrade projects during the first quarter and reduced sales orders in the second quarter as the customer was able to obtain delivery of its needed equipment, without minimal interruption or delay, directly from the manufacturers.  Sales to the second customer, which supplies equipment to several regional and large MSO cable operators, has been below historical volumes during the first six months as these operators have reduced their capital expenditure budgets for the year or been able to obtain their equipment, at scheduled delivery times, directly from the manufacturers.  Sales of refurbished products grew $1.7 million, or 26%, to $8.3 million for the six months ended March 31, 2008 from $6.6 million for the same period fiscal 2007.  Sales of refurbished products increased $2.0 million from the sales of our legacy digital converter box product line, offset by decreased sales of other refurbished products of $0.3 million, due to the reduced number of equipment upgrades being performed by regional cable operators.  Repair service revenues increased $0.2 million, or 8%, to $2.7 million for the six months ended March 31, 2008 from $2.5 million for the same period of fiscal 2007.  The increase in service revenues results from higher volumes of equipment failures as certain customers, that are delaying equipment upgrades, are incurring additional out of warranty equipment failures.  We continue to expect repair services to increase during the remainder of the year as smaller cable operators and large MSOs continue to delay rebuild projects and experience out of warranty failures in older equipment.

Costs of Sales.  Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.   Costs of sales decreased $1.6 million, or 8%, to $19.3 million for the six months ended March 31, 2008 from $20.9 million for the same period of fiscal 2006.   Costs of sales as a percentage of net sales decreased to 67% for the first six months of fiscal 2008 from 68% for the same period of fiscal 2007.  The decrease in cost of sales was directly related to the decrease in revenues during the year.

Gross Profit.  Gross profit decreased $0.6 million, or 6%, to $9.3 million for the six months ended, March 31, 2008 from $9.9 million for the same period of fiscal 2007.   The decrease in gross profit was a direct result of the decrease in sales for the quarter.  Gross profit margins increased to 32.6% during the first six months of fiscal 2008 from 32.2% in the same period last year.  Gross profit margins improved due to the increase in sales of refurbished digital converter boxes, which have higher margins than new product sales, as well as a change in the mix of new products.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained consistent at $4.0 million for the six months ended March 31, 2008 compared to the expenses reported in same period of fiscal 2007.  During the first six months we incurred reduced bonus accrual, property taxes and rental costs, which combined to a savings of approximately $0.1 million.  This savings was offset by increased professional services from consultants we hired to assist us with meeting the internal control assessment requirements of the Sarbanes Oxley Act of 2002.  We expect these increased professional fees to continue during the second half of the year but do not believe they will have a material impact on our overall financial performance.

Income from Operations.   Income from operations decreased $0.6 million, or 10%, to $5.2 million for the six months ended March 31, 2008 from $5.8 million for the same period last year.  Income from operations decreased primarily due to decreased new product sales to two of our large customers.

Interest Expense.    As discussed previously, on November 27, 2007 we amended our $8.0 million term note with our primary financial lender to $16.3 million, extended the maturity to November 30, 2012 and entered into an interest rate swap to effectively fix the rate on this increased debt at 5.92%.  Interest on our remaining debt instruments, which had outstanding principal balances totaling $7.1 million as of March 31, 2008, fluctuates periodically based on the specific criteria outlined in the corresponding debt agreements.  Interest expense for the six months ended March 31, 2008 was $0.4 million, or an increase of $0.1 million over the $0.3 million of interest expense reported during the same period in fiscal 2007.  The increased interest expense was associated with the additional borrowings under the amended $16.3 million term note.

Income Taxes.  The provision for income taxes for the first six months of fiscal 2008 was $1.8 million, or 37.5% of profit before taxes, compared to $2.1 million, or 38% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2008 decreased slightly as we expect to utilize certain investment tax credits which will result in reduced state taxes.

Recently issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We are currently assessing the disclosure requirements SFAS No. 161 and plan on including the required information in our first quarter fiscal 2009 financials, if not adopted earlier.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141R to have a material effect on our financial statements.

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

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF issue No. 06-2 was effective for us beginning October 1, 2007 and the adoption of EITF Issue No. 06-2 did not result in a material adjustment to our financial statements.

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

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand.  Our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results.  As of March 31, 2008 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling $1.1 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2008, accounts receivable, net of allowance for doubtful accounts of $0.3 million, amounted to $6.7 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit.  During the first six months of fiscal 2008, our operating activities resulted in a net use of cash of $1.0 million, primarily due to our increased investment in inventories of $3.3 million and reduction of payables of $1.1 million.

During the first six months, we also invested an additional approximate $0.7 million to complete two warehouse construction projects in Broken Arrow, Oklahoma and Sedalia, Missouri.  The new 62,500 square foot warehouse facility in Broken Arrow, Oklahoma is located at the back section of our 10 acre headquarters facility.  The completed warehouse addition, which cost approximately $1.6 million, was constructed to gain additional operating efficiencies by consolidating the operations and multiple outside warehouses of our Tulsat subsidiary into one facility.  The new 18,000 square foot warehouse facility in Sedalia, Missouri, which cost approximately $0.4 million, will expand the revenue generating capacity of this location as it increases the square footage of the operation by approximately 30% and allowed us to consolidate our Stockton, California warehouse into a more cost effective location.  The combined annual savings from vacated rental properties is expected to total approximately $0.2 million per year.

In November 2007, we executed the Fourth Amendment to Revolving Credit and Term Loan Agreement with our primary financial lender, Bank of Oklahoma.  The Fourth Amendment renews the $7.0 Million Revolving Line of Credit (“Line of Credit”) and extends the maturity date to November 30, 2010.   The Fourth Amendment also extends the maturity of and increases the $8.0 Million Term Loan Commitment to $16.3 million.

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

During the first six months, we paid the scheduled accrued dividends of approximately $0.3, representing the final dividends earned on the outstanding Series B 7% Cumulative Preferred Stock from October 1, 2007 to November 20, 2007, as well as other scheduled note payments totaling approximately $0.6 million.

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

We are exposed to market risk related to changes in interest rates on our $7.0 million revolving line of credit and our $2.8 million term note.  Borrowings under these obligations bear interest at rates indexed to the 30 day LIBOR rate, which exposes us to increased costs if interest rates rise.  At March 31, 2008, the outstanding borrowings subject to variable interest rate fluctuations totaled $6.8 million, and was as high as $6.8 million and as low as $2.6 million at different times during the year.   A hypothetical 30% increase in the published LIBOR rate, causing our borrowing costs to increase, would not have a material impact on our financial results.  We do not expect the LIBOR rate to fluctuate more than 30% in the next twelve months.

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

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the Corporate Offices of ADDvantage Technologies Group, Inc. on March 6, 2008.  At the meeting, the following directors were elected for one year terms (with the votes as indicated):

	FOR	WITHHELD
Kenneth A. Chymiak	8,777,902	695,242
David E. Chymiak	8,774,818	695,242
Thomas J. Franz	8,770,362	699,698
Paul F. Largess	8,767,062	702,998
James C. McGill	8,768,682	701,198
Daniel E. O’Keefe	8,769,599	700,461
Stephen J. Tyde	8,768,259	701,801

The shareholders also approved the appointment of Hogan & Slovacek as the Company’s auditors for the 2008 fiscal year with 8,796,069 votes FOR, 665,142 votes AGAINST, and 8,848 votes ABSTAINING.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)
Date: May 13, 2008		/s/ Kenneth A. Chymiak
Kenneth A. Chymiak
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2008		/s/ Daniel E. O'Keefe
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