Form 10-Q
period 2008-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2008-08-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Shares outstanding of the issuer's $.01 par value common stock as of July 30, 2008 were 10,273,015.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2008

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	3
	June 30, 2008 (unaudited) and September 30, 2007 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	5
	Three and Nine Months Ended June 30, 2008 and 2007

	Consolidated Statements of Cash Flows (unaudited)	6
	Nine Months Ended June 30, 2008 and 2007

	Notes to unaudited consolidated financial statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13

Item 4T.	Controls and Procedures.	14

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

	SIGNATURES	14

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$16,367	$60,993
Accounts receivable, net allowance of $281,000 and $261,000, respectively	5,082,459	6,709,879
Income Tax Receivable	246,831	153,252
Inventories, net of allowance for excess and obsolete inventory of $1,447,000 and $697,000, respectively	33,775,791	31,464,527
Deferred income taxes	1,005,000	678,000
Total current assets	40,126,448	39,066,651
Property and equipment, at cost:
Land and buildings	7,139,684	6,488,731
Machinery and equipment	3,222,578	3,144,927
Leasehold improvements	205,797	205,797
	10,568,059	9,839,455
Less accumulated depreciation and amortization	(2,618,655)	(2,341,431)
Net property and equipment	7,949,404	7,498,024

Other assets:
Deferred income taxes	633,000	679,000
Goodwill	1,560,183	1,560,183
Other assets	161,474	204,843
Total other assets	2,354,657	2,444,026

Total assets	$50,430,509	$49,008,701

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008,	2007
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,516,194	$4,301,672
Accrued expenses	1,152,392	1,331,890
Bank revolving line of credit	1,779,703	1,735,405
Notes payable – current portion	1,859,533	1,427,693
Dividends payable	-	210,000
Total current liabilities	8,307,822	9,006,660

Notes payable	16,326,817	5,845,689
Other liabilities	249,016	-
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
$1.00 par value, at stated value:
Series B, 7% cumulative; 300,000 shares issued and
outstanding with a stated value of $40 per share	-	12,000,000
Common stock, $.01 par value; 30,000,000 shares
authorized; 10,293,115 and 10,270,756 shares issued, respectively	102,931	102,708
Paid-in capital	(6,290,165)	(6,383,574)
Retained earnings	31,930,268	28,454,024
Accumulated other comprehensive income:
Unrealized (loss) gain on interest rate swap, net of tax	(142,016)	37,358
	25,601,018	34,210,516

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total stockholders’ equity	25,546,854	34,156,352

Total liabilities and stockholders’ equity	$50,430,509	$49,008,701

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net new sales income	$8,217,666	$12,736,809	$25,784,944	$34,407,063
Net refurbished sales income	3,641,314	3,363,937	11,958,121	9,982,106
Net service income	1,354,822	1,462,355	4,061,924	3,963,000
Total income	13,213,802	17,563,101	41,804,989	48,352,169

Costs of sales	8,871,483	10,560,250	26,295,946	29,602,339
Cost of service	978,771	925,209	2,829,611	2,771,020
Gross profit	3,363,548	6,077,642	12,679,432	15,978,810
Operating, selling, general and
administrative expenses	2,036,948	2,326,063	6,049,377	6,354,750
Depreciation and amortization	51,485	42,071	134,353	112,884
Income from operations	1,275,115	3,709,508	6,495,702	9,511,176
Interest expense	307,611	145,097	719,978	446,232
Income before income taxes	967,504	3,564,411	5,775,724	9,064,944
Provision for income taxes	362,000	1,354,000	2,166,000	3,445,000

Net income	605,504	2,210,411	3,609,724	5,619,944

Other comprehensive income:

Unrealized gain or (loss) on interest rate swap (net of taxes)	348,034	5,821	(142,016)	(18,785)
Comprehensive income	$953,538	$2,216,232	$3,467,708	$5,601,159

Net income	$605,504	$2,210,411	$3,609,724	$5,619,944
Preferred dividends	-	210,000	133,480	630,000
Net income attributable
to common stockholders	$605,504	$2,000,411	$3,476,244	$4,989,944

Earnings per share:
Basic	$0.06	$0.20	$0.34	$0.49
Diluted	$0.06	$0.19	$0.34	$0.49

Shares used in per share calculation
Basic	10,272,015	10,237,089	10,260,149	10,234,534
Diluted	10,309,673	10,265,335	10,319,979	10,239,981

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$3,609,724	$5,619,944
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	134,353	112,884
Provision for losses on accounts receivable	33,879	121,000
Provision for excess and obsolete inventory	795,302	311,000
Deferred income tax (benefit) expense	(174,000)	6,000
Share based compensation expense	28,214	61,411
Change in:
Receivables	1,499,962	(1,698,236)
Inventories	(3,106,566)	(1,805,621)
Other assets	197,049	259,985
Accounts payable	(785,478)	(281,389)
Accrued expenses	(179,498)	1,159,704
Net cash provided by operating activities	2,052,941	3,866,682

Cash Flows from Investing Activities
Additions to machinery and equipment	(80,320)	(314,170)
Disposal of Machinery and Equipment	3,500	-
Additions of Land and Building	(653,283)	(3,326,150)
Acquisition of business and certain assets	-	(166,951)
Net cash (used in) investing activities	(730,103)	(3,807,271)

Cash Flows from Financing Activities
Net borrowings (payments) under bank revolving line of credit	44,298	(1,237,319)
Proceeds from notes payable	12,000,000	2,760,291
Repurchase of preferred stock	(12,000,000)	-
Payments on notes payable	(1,087,032)	(1,038,461)
Proceeds from stock options exercised	18,750	21,460
Payments of preferred dividends	(343,480)	(630,000)
Net cash (used in) financing activities	(1,367,464)	(124,029)

Net (decrease) in cash	(44,626)	(64,618)

Cash, beginning of period	60,993	98,898

Cash, end of period	16,367	34,280

Supplemental Cash Flow Information
Cash paid for interest	635,357	440,686
Cash paid for income taxes	2,419,329	2,304,382

Supplemental Schedule of Non-Cash Financing Activities
Unrealized (loss) on interest rate swap	(249,016)	(29,785)
Deferred tax on interest rate swap	107,000	11,000
Unrealized loss on interest rate swap net of tax	(142,016)	(18,785)

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

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc., (dba ComTech Services), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), Tulsat – Atlanta, LLC, Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International) (collectively, the "Company"), sells new and refurbished cable television equipment throughout North America and Latin America in addition to being a repair center for various cable companies.  All significant intercompany balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and all are aggregated for segment reporting purposes.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Basic EPS Computation:

Net income attributable to
common stockholders	$605,504	$2,000,411	$3,476,244	$4,989,944

Weighted average outstanding
common shares	10,272,015	10,237,089	10,260,149	10,234,534

Earnings per Share – Basic	$0.06	$0.20	$0.34	$0.49

Diluted EPS Computation:

Net income attributable to
common stockholders	$605,504	$2,000,411	$3,476,244	$4,989,944

Weighted average outstanding
common shares	10,272,015	10,237,089	10,260,149	10,234,534

Potentially dilutive securities
Effect of dilutive stock options	37,658	28,246	59,830	5,447
Weighted average shares outstanding
- assuming dilution	10,309,673	10,265,335	10,319,979	10,239,981

Earnings per Share – Diluted	$0.06	$0.19	$0.34	$0.49

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

At June 30, 2008, a $1.8 million balance was outstanding under a $7.0 million line of credit due November 30, 2010, with interest payable quarterly on the prevailing 30-day LIBOR rate plus 1.4% (3.87% at June 30, 2008).  $5.2 million of the $7.0 million line of credit was available to the Company to borrow at June 30, 2008.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Among other financial covenants, the line of credit agreement provides that the Company must maintain a Fixed Charge Ratio of Coverage (EBITDA to Total Fixed Charges) of not less than 1.25 to 1.0, determined quarterly.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures, and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit.  The resulting overdraft balance, consisting of outstanding checks, was $0.6 million at June 30, 2008 and is included in the bank revolving line of credit.

The outstanding balance of the $8.0 million Term Loan prior to being amended on November 27, 2007 was $4.3 million. The $12.0 million of additional funds available under the amended $16.3 million Term Loan were fully advanced upon executing the Fourth Amendment and the proceeds were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock. These shares of preferred stock were beneficially held by David E. Chymiak, Chairman of the Company, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse. The outstanding balance on this note was $15.5 million at June 30, 2008. The note is due on November 30, 2012, with quarterly payments beginning the last business day of February 2008 of approximately $0.4 million plus accrued interest. The note bears interest at the prevailing 30-day LIBOR rate plus 1.4% (3.87% as of June 30, 2008).

The Revolving Line of Credit and Term Loan Agreement also includes a Term Loan Commitment of $2.8 million. This loan was secured to finance the purchase of the Company’s headquarters facility located in Broken Arrow, Oklahoma on November 20, 2006. The outstanding balance on this note was $2.5 million at June 30, 2008. The note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  Interest on the outstanding note balance accrues at the prevailing 30-day LIBOR rate plus 1.4% (3.87% at June 30, 2008).

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013 with interest at 5.5% through March 2008, converting thereafter to prime minus .25%.

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

Additionally, on November 27, 2007, the Company entered into a new interest rate swap agreement to effectively fix the interest rate on the $16.3 million term note at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term note. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with SFAS 133. The fair value of the hedge, which incorporates both an “effective” portion and “ineffective” portion, has been recorded on the Company’s Consolidated Balance Sheet. The effective portion of the change in the fair value of this interest rate swap during the period has been reflected in the other comprehensive income section of the Consolidated Statements of Income and Comprehensive Income.  The ineffective portion of the change in the fair value of the interest rate swap was recognized as interest expense in the current period and was not significant.  At June 30, 2008, the notional value of the swap was $15.5 million and the fair value of the interest rate swap was approximately $0.2 million, which is included in other liabilities on the Company’s Consolidated Balance Sheet.

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

At June 30, 2008, 1,024,656 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of stock awards, 744,656 shares were available for future grants.

A summary of the status of the Company's stock options for the nine months ended June 30, 2008 is presented below.

	2008
	Wtd. Avg.
	Shares	Ex. Price

Outstanding at September 30, 2007	117,850	$4.20
Granted	-	-
Exercised	6,000	3.13
Canceled	-	-
Outstanding at June 30, 2008	111,850	$4.26

Exercisable at June 30, 2008	104,350	$4.15

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
June 30, 2008
Average expected life	5.0 years
Average expected volatility factor	25%
Average risk-free interest rate	4.45%
Average expected dividend yield	------

For the nine months ended June 30, 2008, the Company recorded compensation expense of $4,882 representing the amortizing fair value of the unvested options granted prior to fiscal 2008. As of June 30, 2008, compensation costs related to unvested stock awards not yet recognized in the statements of operations totaled $5,265 which will be recognized over the remaining two year vesting term.

On March 5, 2008 the Company issued restricted shares under the plan totaling 16,359 shares to directors as part of their 2008 compensation.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000, of which $46,668 is included in prepaid assets on the Company’s June 30, 2008 balance sheet, and is being recognized as compensation expense over the 12 month holding period.

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

Result of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

Net Sales. Net sales decreased $4.4 million, or 25%, to $13.2 million for the third quarter of fiscal 2008 from $17.6 million for the same period of fiscal 2007.  New equipment sales declined by $4.5 million, or 35%, to $8.2 million in the third quarter of fiscal 2008 from $12.7 million in the third quarter of fiscal 2007.  Sales continued to remain at reduced volumes during the third quarter as certain large MSOs continued to delay their upgrade projects while other MSOs have been able to obtain the equipment necessary for scheduled capital projects directly from the manufacturer without interruption or delay.  Sales to the Company’s top five customers declined $3.5 million compared to third quarter 2007 volumes, accounting for over 80% of the total decline in sales.  Refurbished equipment sales increased $0.2 million, or 6%, to $3.6 million in the third quarter of fiscal 2008, from $3.4 million for the same period last year.   Sales of refurbished products increased primarily due to sales of our legacy digital converter boxes which grew approximately $0.6 million over the three months ended June 30, 2007.  Repair service revenue decreased $0.1 million, to $1.4 million in the third quarter of fiscal year 2008 compared to $1.5 million in the same period of fiscal 2007.  Repairs declined slightly in comparison to last year’s third quarter numbers but remained consistent with the first and second quarter of the current fiscal year.  The Company continues to expect increased repair services during the remainder of the year as several large MSOs continue to delay rebuild projects and experience increased failure in older equipment.

Costs of Sales. Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the costs of equipment used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Costs of sales decreased $1.6 million, or 14%, to $9.9 million in the third quarter of fiscal 2008 from $11.5 million for the same period in fiscal 2007.  This decrease was primarily due to the decrease in new product sales for the period.  Cost of sales was also impacted by a $0.7 million charge to increase our obsolescence reserve which consisted primarily of a $0.5 million reserve increase to cover approximately 32,000 Scientific Atlanta legacy converter boxes that we have deemed unsellable.  We originally acquired these boxes from Adelphia in 2006 as part of a bulk purchase of 100,000 Scientific Atlanta and Motorola boxes for $1.75 million.  Our remaining Scientific Atlanta boxes have been deemed unsellable as the vast majority of the waivers that were granted last July by the FCC that allow domestic operators to continue to acquire these legacy boxes have expired.  The lack of domestic sales opportunities coupled with the limited international opportunities to sell our legacy Scientific Atlanta digital converter boxes have led us to reduce the carrying costs on these boxes to their potential scrap value.

Gross Profit.  Gross profit decreased $2.7 million, or 44%, to $3.4 million in the third quarter of fiscal 2008 from $6.1 million for the same period in fiscal 2007.  The decline in gross margin consisted of $2.0 million due to reduced sales volumes and margins as well as an  increased charge to cost of sales totaling approximately $0.7 million to reserve for obsolete inventory discussed earlier.  Gross profit margins decreased to 25.5% in the third quarter of fiscal 2008 from 34.6% in the third quarter of fiscal 2007.  Gross profit margins on sales declined in all product lines during the quarter as reduced demand for new products from customers created additional competition from other CATV equipment suppliers and additional charges to increase our obsolete inventory reserve.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses for the third quarter of fiscal 2008 were $2.1 million which represented a decrease of $0.3 million from the $2.4 million reported in the same period of fiscal 2007.  This decline resulted from a reduction in accrued bonuses of $0.3 million during the quarter due to the current profitability expectations for the fiscal year.

Income from Operations.  Income from operations declined $2.4 million, or 65%, to $1.3 million for the third quarter of fiscal 2008 from $3.7 million for the same period of fiscal 2007.  Income from operations primarily decreased as a result of the decrease in sales for the period offset by reduced operating, selling, general and administrative expenses.

Interest Expense.    On November 27, 2007 we amended our $8.0 million term note with our primary financial lender to $16.3 million and extended the maturity to November 30, 2012.  The outstanding balance of the $8.0 million term loan prior to the amendment was $4.3 million.  The $12.0 million of additional funds available under the amended $16.3 million term loan were fully advanced at closing and the proceeds were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock.  The impact on income available to holders of common stock from the increased interest expense is expected to be fully offset by the elimination of dividends paid on the outstanding preferred shares.  Also on November 27, 2007, we entered into an interest rate swap agreement to effectively fix the interest on the new $16.3 million quarterly amortizing note at 5.92%.  Interest on the remaining debt instruments, which had outstanding principal balances totaling $4.2 million as of June 30, 2008, fluctuates periodically based on the specific criteria outlined in the corresponding debt agreements.  Interest expense for the third quarter of fiscal 2008 was $0.3 million, or an increase of $0.2 million over the $0.1 million of interest expense reported in the third quarter of fiscal 2007.  The increased interest expense resulted primarily from the additional borrowings under the amended $16.3 million term note.

Income Taxes.  The provision for income taxes for the third quarter of fiscal 2008 was $0.4 million, or 37.5% of profit before taxes, compared to $1.4 million, or 38.0% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2008 decreased slightly due to the expected utilization of certain investment tax credits to reduce our state taxes.

Comparison of Results of Operations for the Nine months ended June 30, 2008 and June 30, 2007

Net Sales.  Net sales decreased by $6.6 million, or 14%, to $41.8 million for the nine months ended June 30, 2008 from $48.4 million for the same period in fiscal 2007.  New equipment sales declined $8.6 million, or 25%, to $25.8 million for the nine months ended June 30, 2008 from $34.4 million for the same period in fiscal 2007.  The decline in new product sales resulted primarily from sales to our top five customers whose volumes declined $8.6 million from the same period of fiscal 2007.  The decline in sales to these top MSO customers resulted from their continued delays in upgrades expected to be performed during the period as well as an improvement in the manufacturers’ ability to deliver needed equipment, with minimal interruption or delay, directly to these large customers. Sales of refurbished products grew $2.0 million, or 20%, to $12.0 million for the nine months ended June 30, 2008 from $10.0 million for the same period fiscal 2007.  Sales of our legacy digital converter box product line represented $1.9 million of the increased sales in this product line.  Repair service revenues increased $0.1 million, or 3%, to $4.1 million for the nine months ended June 30, 2008 from $4.0 million for the same period of fiscal 2007.  The increase in service revenues results from higher volumes of equipment failures as certain customers delay equipment upgrades and then incur additional out of warranty equipment failures.

Costs of Sales.  Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.   Costs of sales decreased $3.3 million, or 10%, to $29.1 million for the nine months ended June 30, 2008 from $32.4 million for the same period of fiscal 2007.  The decrease in cost of sales was directly related to the decrease in revenues during the year offset by the increase in our obsolescence reserve.

Gross Profit.  Gross profit decreased $3.3 million, or 21%, to $12.7 million for the nine months ended June 30, 2008 from $16.0 million for the same period of fiscal 2007.   The decrease in gross profit was a result of the decrease in sales for the period.  Gross profit margins decreased to 30.3% during the first nine months of fiscal 2008 from 33.0% in the same period last year.  Gross profit margins declined across all product lines by approximately $0.3 million primarily from product line mix changes and increased price pressures from other competitors due to the overall decline in CATV equipment purchasing during the period.  Our gross margin was also impacted due to the  increase in our obsolete inventory reserve of approximately $0.8 million over the amount reserved during the first nine months of 2007.   Our obsolete inventory reserve increased primarily due to certain legacy digital  converter boxes that have been deemed unsellable.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses declined $0.3 million to $6.2 million during the first nine months of 2008 from $6.5 million reported in same period of fiscal 2007.  During the first nine months we incurred reduced bonus accrual, property taxes and rental costs, which combined to a savings of approximately $0.4 million.  This savings was offset by $0.2 million of increased professional services primarily from consultants we hired to assist us with meeting the internal control assessment requirements of the Sarbanes Oxley Act of 2002.  We expect these increased professional fees to continue through the remainder of the year but do not believe they will have a material impact on our overall financial performance.

Income from Operations.   Income from operations decreased $3.0 million, or 32%, to $6.5 million for the nine months ended June 30, 2008 from $9.5 million for the same period last year.  Income from operations decreased primarily due to decreased product sales and an increase in our reserve for obsolete inventory.

Interest Expense.    As discussed previously, on November 27, 2007 we amended our $8.0 million term note with our primary financial lender to $16.3 million, extended the maturity to November 30, 2012 and entered into an interest rate swap to effectively fix the rate on this increased debt at 5.92%.  Interest on our remaining debt instruments, which had outstanding principal balances totaling $4.2 million as of June 30, 2008, fluctuates periodically based on the specific criteria outlined in the corresponding debt agreements.  Interest expense for the nine months ended June 30, 2008 was $0.7 million, or an increase of $0.3 million over the $0.4 million of interest expense reported during the same period in fiscal 2007.  The increased interest expense was associated with the additional borrowings under the amended $16.3 million term note.

Income Taxes.  The provision for income taxes for the first nine months of fiscal 2008 was $2.2 million, or 37.5% of profit before taxes, compared to $3.4 million, or 38% of profit before taxes for the same period last year.  Our estimated effective tax rate for 2008 decreased slightly as we expect to utilize certain investment tax credits which will result in reduced state taxes.

Recently issued Accounting Standards

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We do not expect the adoption of SFAS 162 to have a material effect on our financial statement.

In March 2008, the FASB issued SFAS  No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We are currently assessing the disclosure requirements of SFAS No. 161 and plan on including the required information in our first quarter fiscal 2009 financial statements, if not adopted earlier.

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

In June 2006, the FASB issued Interpretation Number (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,  which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In fiscal 2006, we elected early adoption of FIN No. 48 and there was no impact on our financial statements.

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

We market our products primarily to MSOs and other users of cable television equipment who are seeking products that can be shipped on a same-day basis, or seeking products which manufacturers have discontinued.  Our position in the industry requires us to carry large inventory quantities relative to quarterly sales, but also allows us to realize high overall gross profit margins on our sales.   Carrying these significant inventories represents our greatest risk.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales we make in a reasonable period. Our investment in inventory is predominantly new products purchased from manufacturers and surplus-new products, which are unused products purchased from other distributors or MSOs.

In order to address the risks associated with our investment in inventory, we regularly review inventory quantities on hand and reduce the carrying value by recording a provision for excess and obsolete inventory based primarily on inventory aging and forecasts of product demand and pricing.  The broadband industry is characterized by changing customer demands and changes in technology that could result in significant increases or decreases of inventory pricing or increases in excess or obsolete quantities on hand.  Our estimates of future product demand may prove to be inaccurate, in which case the provision required for excess and obsolete inventory may have been understated or overstated.  Although every effort is made to ensure the accuracy of internal forecasting, any significant changes in demand or prices could have a significant impact on the carrying value of our inventory and reported operating results.  As of June 30, 2008 we have reduced inventories by maintaining an allowance for excess and obsolete inventories totaling $1.4 million.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2008, accounts receivable, net of allowance for doubtful accounts of $0.3 million, amounted to $5.1 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit.  During the first nine months of fiscal 2008, we generated approximately $2.1 million of cash flow from operations which included $0.6 million of borrowings under the line of credit, that was reclassed to accounts payable at the end of the quarter.  The cash flow generated from operations was also impacted by the $3.1 million increase in inventory since the beginning of the fiscal year.

During the first nine months we also invested an additional approximate $0.7 million to complete two warehouse construction projects in Broken Arrow, Oklahoma and Sedalia, Missouri.  The new 62,500 square foot warehouse facility in Broken Arrow, Oklahoma is located at the back section of our 10 acre headquarters facility.  The completed warehouse addition, which cost approximately $1.6 million, was constructed to gain additional operating efficiencies by consolidating the operations and multiple outside warehouses of our Tulsat subsidiary into one facility.  The new 18,000 square foot warehouse facility in Sedalia, Missouri, which cost approximately $0.4 million, will expand the revenue generating capacity of this location as it increases the square footage of the operation by approximately 30% and allowed us to consolidate our Stockton, California warehouse into a more cost effective location.  The combined annual savings from vacated rental properties is expected to total approximately $0.2 million per year.

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

During the first nine months, we paid the scheduled accrued dividends of approximately $0.3 million, representing the final dividends earned on the outstanding Series B 7% Cumulative Preferred Stock from October 1, 2007 to November 20, 2007, as well as other scheduled note payments totaling approximately $1.0 million.

We believe that cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

We are exposed to market risk related to changes in interest rates on our $7.0 million Line of Credit and our $2.8 million Term Loan.  Borrowings under these obligations bear interest at rates indexed to the 30 day LIBOR rate, which exposes us to increased costs if interest rates rise.  At June 30, 2008, the outstanding borrowings subject to variable interest rate fluctuations totaled $4.2 million, and was as high as $7.1 million and as low as $2.5 million at different times during the year.   A hypothetical 30% increase in the published LIBOR rate, causing our borrowing costs to increase, would not have a material impact on our financial results.  We do not expect the LIBOR rate to fluctuate more than 30% in the next twelve months.

In addition to these debts, we have a $16.3 million Term Loan which also bears interest at a rate indexed to the 30 day LIBOR rate.  To mitigate the market risk associated with the floating interest rate, we entered into an interest rate swap on November 27, 2007, in an amount equivalent to the $16.3 million Term Loan.   Although the note bears interest at the prevailing 30-day LIBOR rate plus 1.4%, the swap effectively fixed the interest rate at 5.92%.  The fair value of this derivative will increase or decrease opposite any future changes in interest rates.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date: August 13, 2008	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel E. O’Keefe
Date: August 13, 2008	Daniel E. O'Keefe
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