Form 10-K
period 2008-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2008-12-19
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
   Large accelerated filer   ☐                                                                                     Accelerated filer   ☐
   Non-accelerated filer   ☐                                                                                       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2008 was $20,111,392.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,294,115 as of November 30, 2008.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2009 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2008

PART   I

Item  1.                 Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates,” “projects,” “intends,” “expects,” “anticipates,” “believes,” “plans” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Readers should carefully review the risk factors described herein and in other documents we file from time to time with the Securities and Exchange Commission.

Background

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television (“CATV”) industry.  The products we sell and service are used to acquire, distribute, receive and protect the communications signals carried on fiber-optic, coaxial cable and wireless distribution systems.  Our customers provide an array of communications services including television, high-speed data (internet) and telephony, to single family dwellings, apartments and institutions such as hospitals, prisons, universities, schools, cruise boats and others.

We continue to expand market presence by creating a network of regionally based subsidiaries that focus on servicing customers in different geographic markets.  The current subsidiary network includes Tulsat Corporation (“Tulsat”), NCS Industries, Inc. (“NCS”), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”), Jones Broadband International, Inc. (“Jones Broadband”) and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”).

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  Tulsat, located in Broken Arrow, Oklahoma, is an exclusive Cisco (formerly Scientific-Atlanta) Master Stocking Distributor for certain current and legacy products offered within their Service Provider Video Technology Group (“SPVTG”) and distributes most of Cisco’s other SPVTG products.  Tulsat has also been designated an authorized third party Cisco-SPVTG repair center for select products.  NCS, located in Warminster, Pennsylvania, is a leading distributor of Motorola broadband products.  Other subsidiaries distribute Standard, Corning-Gilbert, Blonder-Tongue, RL Drake, Quintech, Videotek and WaveTek products.

In addition to offering a broad range of new products, we also purchase and sell surplus and refurbished equipment that becomes available in the market as a result of cable operator system upgrades or overstocks in their warehouses.  We maintain one of the industry's largest inventories of new and refurbished equipment, which allows us to deliver products to our customers within a short period of time.  We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Our subsidiaries all operate technical service centers specializing in Motorola, Magnavox, Cisco-SPVTG and test equipment repairs.

Overview of the Industry

We participate in markets for equipment sold primarily to cable operators (called multiple system operators or “MSOs”) and other communication companies.  As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by MSOs in the United States.  Within the last few years,  MSOs  have begun to offer a "triple-play" bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber.  To offer these expanded services, MSOs have invested significantly to convert their systems to digital networks and continue to upgrade their cable plants to increase the speed of their communication signals.  As a result, many MSOs have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to most of their subscribers through their existing hybrid fiber coaxial (HFC) infrastructure.

We believe that we have been able to provide many of the products and services sought by MSOs as they establish and expand their services and territories.  Our relationships with our principal vendors, Cisco and Motorola, provide us with products that are important to cable operators as they maintain and expand their systems.  These relationships and our inventory are key factors, we believe, in our prospects for revenue and profit growth.

We are focused on the opportunities provided by technological changes resulting from the implementation of fiber-to-the home by several large telephone companies, the continued expansion of bandwidth signals by MSOs, and the increased sales to customers in  Central and South America.  We continue to stock legacy CATV equipment as well as new digital and optical broadband telecommunications equipment from major suppliers, so we can provide our customers one-stop shopping, access to "hard-to-find" products and reduce customer downtime because we have the product in stock and can deliver to the customer location the next day.  Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations.  Through our eight service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

Recent Business Developments

Market conditions in 2008 have had an adverse impact on the economy, and the cable industry has not been immune.  There has been a continued slow down of installations and upgrades by both large and small MSO and telephone customers due to the down turn in the housing market and the reduced availability of credit.  While MSOs and telephone companies are not necessarily seeing a cut back in services from their current customers, they have been adding fewer new customers.  The lack of new customers, coupled with the hesitation of operators to spend cash during these difficult economic times, have led to cutbacks in capital expenditures, depleting a lot of the historical demand.  The lack of demand for equipment has also helped the larger original equipment manufacturers to better manage their delivery schedules, which has reduced their need to utilize the on-hand inventory maintained by their distributor networks.  All of these factors resulted in decreased revenues in 2008 from our new product sales of approximately $10.3 million.

Despite a slowdown in new equipment sales over the past year, we continued to achieve profitability, which shows the strength of our business model and solid customer relationships.  If the slow-down in capital expenditures by our top customers continues, our operating results could be adversely affected.  However, we continue to carry the largest inventory of cable equipment of any reseller in the industry, and we are able to deploy this equipment as needed.  As cable operators begin to increase their capital expenditures to meet the growing bandwidth needs of their customers, we will be ready to supply their equipment needs, which will provide us with long-term growth opportunities.

In 2000, our Board of Directors authorized the repurchase of up to $l.0 million of our outstanding common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares will be held in treasury and used for general corporate purposes including possible use in our employees' stock plans or for acquisitions.  During the period of October 1, 2008 – December 11, 2008, we acquired in the open market approximately 111,000 shares of our Company’s stock at an average price of $1.64.  Repurchases are made in compliance with the limitations of securities laws, which limit the timing, volume, price and manner of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase up to an additional $0.8 million of shares under this program.  We believe that the recent trading price of our shares is not fully reflective of the value of the Company’s business and future prospects.  Therefore, we believe the purchase of shares in the open market is in the best interests of the Company and its shareholders.

Under the terms of our current agreement with Cisco, formerly Scientific-Atlanta, Tulsat is authorized to cary and resell the entire line of Cisco-SPVTG current and legacy equipment and also continues to be the exclusive distributor for select Cisco-SPVTG headend and transmission products for United States customers through January 15, 2009.  We have every expectation that we will continue to be a top distibutor for Cisco.  In June 2008, Tulsat extended its Repair Center Agreement with Cisco for its SPVTG products through June 2009.  Tulsat also has a Third Party Service Agreement with Cisco.  This service agreement allows Tulsat to act as an authorized service provider for select Cisco-SPVTG equipment within the United States.

Over the past 2 years, we have purchased approximately 216,000 used digital converter set-top boxes and have approximately 40,000 sellable digital boxes remaining in inventory as of September 30, 2008.  The digital boxes we purchased and currently market are considered legacy boxes as the security features (which allow the MSOs or cable operators to control channel access and services) are not separable from the boxes.   The Federal Communications Commission (“FCC”) issued a ban on MSOs purchasing these legacy boxes after July 1, 2007 in the attempt to force the cable industry to transition to digital boxes with separable security features.  By separating the security features from the digital boxes, the FCC believes the equipment can be more widely distributed through commercial retailers (such as Wal-Mart, Best Buy and Circuit City).

Several large and small MSOs filed petitions with the FCC requesting at least partial, if not full, waivers to the regulation.  A few of these MSOs received waivers and, as a result, were able to continue to purchase these legacy boxes for a specified period of time.  Due in large part to the FCC ban, the MSOs are no longer selling excess boxes, but rather choosing to keep the legacy boxes and reuse them, which is causing a tight supply on these used legacy digital boxes in the market.  The uncertainty of our ability to continue to obtain surplus digital converter boxes as well as generate sales of certain boxes currently in inventory are risk factors further disclosed in “Item 1A.  Risk Factors.”

We expect to add the set-top digital boxes with separable security features, which are not subject to the FCC ban, to our refurbished digital box product line as surplus boxes become available.

On September 15, 2008, the Company announced that it had been selected as a Premier Stocking Distributor for Blonder Tongue products. Blonder Tongue is a principal provider of integrated network solutions and technical services to broadband service providers.  As a Premier Stocking Distributor, the Company will provide its customers with Blonder Tongue’s cost effective broadband equipment used to transmit voice, data, and digital video signals.

Products and Services

We offer our customers a wide range of new, surplus new and refurbished products that are used in connection with video, telephone and internet data signals.

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

Fiber products are used to transmit the output of cable system headend to multiple locations using fiber-optic cable.  In this category, we currently offer products including optical transmitters, fiber-optic cable, receivers, couplers, splitters and compatible accessories.  These products convert radio frequencies to light frequencies and launch them on optical fiber.  At each receiver site, an optical receiver is used to convert the signals back to RF VHF frequencies for distribution to subscribers.

Distribution products are used to permit signals to travel from the headend to their ultimate destination in a home, apartment, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable.  Among the products we offer in this category are transmitters, receivers, line extenders, broadband amplifiers, directional taps and splitters.

Digital converters and modems are boxes placed inside the home that receive, record and transmit video, data and telephony signals.  Among the products we offer in this category are remanufactured Cisco and Motorola digital converter boxes and modems.

We also inventory and sell to our customers other hardware such as test equipment, connector and cable products.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2008	2007	2006
United States	$48,597,910	$59,756,983	$48,713,482
Central America, South America and Other	7,850,651	5,889,102	3,827,727

	$56,448,561	$65,646,085	$52,541,209

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2008, sales of new products represented 61% of our total revenues and re-manufactured product sales represented 29%.  Repair and other services contributed the remaining 10% of  revenues.

We market and sell our products to franchise and private MSOs, telephone companies, system contractors and other resellers.  Our sales and marketing are predominantly performed by the internal sales and customer service staff of our subsidiaries.  We also have outside sales representatives located in various geographic areas.  The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, advertising in trade journals, telemarketing and direct mail to our customer base in the United States.  We have developed contacts with major MSOs in the United States, and we are constantly in touch with these operators regarding their plans for upgrading or expansion as well as their needs to either purchase or sell equipment.

We market ourselves as an “On Hand – On Demand” distributor.  We maintain the largest inventory of new and used cable products of any reseller in the industry and offer our customers same day shipments.  We believe our investment in on-hand inventory, our network of regional repair centers and our experienced sales and customer service team create a competitive advantage for us.

We continue to add products and services to maintain and expand our current customer base in North America, Central and South America, Asia and other international markets.  Sales in Mexico and Central and South America continue to grow as we expand our relationships with international cable operators in this region.  We believe there is growth potential for sales of new and legacy products in the international market as some operators choose to upgrade to new larger bandwidth platforms, while other customers, specifically in developing markets, desire less expensive legacy new and refurbished  products.   We extend credit on a limited basis to international customers that purchase products on a regular basis and make timely payments.  However, for most international sales we require prepayment of sales or letters of credit confirmed by United States banks prior to shipment of products.

Suppliers

In 2008, we purchased approximately $16.2 million of new inventory directly from Cisco and approximately $4.7 million of new inventory directly from Motorola.  These purchases represented approximately 53% of our total inventory purchases for 2008.  The concentration of our inventory suppliers subjects us to risk which is further discussed in “Item 1A. Risk Factors.”  We also purchase a large amount of our inventory from MSOs who have upgraded or are in the process of upgrading their systems.

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

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a large inventory and continue to reinvest excess cash flow in new inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  Our working capital requirements are generally met by cash flow from operations and a bank revolving credit facility which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from these sources to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of over 2,000 active accounts.  Sales to our largest customer accounted for approximately 6% of our revenues in 2008.  Approximately 22% of our revenues for 2008 and approximately 34% for 2007 were derived from sales of products and services to our five largest customers.  There are approximately 6,000 cable television systems within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2008, we had 152 employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized and we are not subject to any collective bargaining agreements.

Item 1A.                      Risk Factors.

Each of the following risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.  Additional risks not presently known, or which we currently consider immaterial also may adversely affect us.

We are highly dependent upon our principal executive officers who also own a significant amount of our outstanding stock.  At September 30, 2008, David Chymiak, Chairman of the Board, and Kenneth Chymiak, President and Chief Executive Officer, owned approximately 46% of our outstanding common stock.  Our performance is highly dependent upon the skill, experience and availability of these two persons.  Should either of them become unavailable to us, our performance and results of operations could be adversely affected to a material extent.  In addition, they continue to own a significant interest in us, thus limiting our ability to take any action without their approval or acquiescence.  Likewise, as shareholders, they may elect to take certain actions which may be contrary to the interests of the other shareholders.

Our business is dependent on our customers' capital budgets.  Our performance is impacted by our customers' capital spending for constructing, rebuilding, maintaining or upgrading their broadband and telecommunications systems. Capital spending in the CATV and telecommunications industry is cyclical. A variety of factors will affect the amount of capital spending, and therefore, our sales and profits, including:

•	consolidations and recapitalizations in the cable television industry;
•	new housing construction;
•	general economic conditions;
•	availability and cost of capital;
•	other demands and opportunities for capital;
•	regulations;
•	demands for network services;
•	competition and technology; and
•	real or perceived trends or uncertainties in these factors.

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

We are substantially dependent on certain manufacturers, and an inability to obtain adequate and timely delivery of products could adversely affect our business.  We are a value added reseller and master stocking distributor for Cisco and a value added reseller of Motorola broadband and transmission products.  During 2008, our inventory purchases from these two companies totaled approximately $20.9 million, or 53% of our total inventory purchases.  Should these relationships terminate or deteriorate, or should either manufacturer be unable or unwilling to deliver the products needed by our customers, our performance could be adversely impacted.  An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supplies could affect our ability to ship products on a timely basis.  Any inability to reliably ship our products timely could damage relationships with current and prospective customers and harm our business.

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

We have purchased a large quantity of legacy digital converter boxes which could become obsolete or outdated.  Over the past 2 years we have purchased approximately 216,000 used digital converter boxes and have approximately 40,000 sellable boxes remaining in inventory as of September 30, 2008.  The boxes we purchased and currently market are considered legacy boxes as the security features (which allow the MSOs or cable operators to control channel access and services) are not separable from the boxes.  The FCC issued a ban on the purchase of these types of legacy boxes after July 1, 2007, which is further discussed in “Item 1.  Business. Recent Business Developments.”

If we fail to sell our current inventory of legacy digital boxes in the United States and there is a lack of demand for these boxes in the international market, an additional adjustment may be needed to write down the value of any remaining legacy boxes in inventory and this adjustment may have an adverse effect on our financial performance.

Access to surplus digital converter boxes may become limited which would limit future sales of this product line.  During 2008, we sold approximately 88,000 legacy converter boxes generating revenues of approximately $5.4 million.  Recently, the availability of surplus boxes in the market has become limited as MSOs are no longer selling excess boxes but rather choosing to keep the legacy boxes and reuse them.  As a result, future revenues from this product line could be negatively impacted by the limited supply of surplus boxes.

Our outstanding common stock is very thinly traded.  While we have approximately 10.3 million shares of common stock outstanding, 46% of these shares are beneficially owned at September 30, 2008 by David Chymiak and Kenneth Chymiak.  As a consequence, only about 54% of our shares of common stock are held by nonaffiliated, public investors and available for public trading.  The average daily trading volume of our common stock is sometimes so low that small trades have an impact on the price of our stock.  Thus, investors in our common stock may encounter difficulty in liquidating their investment in a timely and efficient manner.

We have not paid any dividends on our outstanding common stock and have no plans to pay dividends in the future.  We currently plan to retain our earnings and have no plans to pay dividends on our common stock in the future.  We may also enter into credit agreements or other borrowing arrangements which may restrict our ability to declare dividends on our common stock.

Our principal executive officers and shareholders have certain conflicts of interest with us.  In 2007, the Company purchased an office and warehouse facility from an entity owned by our principal executive officers. In addition, the Company has leased certain office and warehouse properties from two entities owned by our principal executive officers, and we continue to lease one of those properties on a month-to-month basis.  We also redeemed all of the outstanding shares of preferred stock held by these officers in fiscal 2008.  These transactions are described in the proxy statement that is incorporated by reference into this report. These arrangements create certain conflicts of interest between these executives and us that may not always be resolved in a manner most beneficial to us.

Our sales to international customers may be adversely affected by a number of factors.  Although the majority of our business efforts are focused in the United States, we sell direct to customers in Philippines, Taiwan, Japan, Brazil, Columbia, Dominican Republic, Ecuador, Guatemala, Honduras, Panama, Peru, Mexico and a few other Latin American countries.  Our foreign sales may be adversely affected by a number of factors, including:

•	local political and economic developments could restrict or increase the cost of selling to foreign locations;
•	exchange controls and currency fluctuations;
•	tax increases and retroactive tax claims for profits generated from international sales;
•	expropriation of our property could result in loss of revenue and inventory;
•	import and export regulations and other foreign laws or policies could result in loss of revenues; and
•	laws and policies of the United States affecting foreign trade, taxation and investment could restrict our ability to fund foreign business or make foreign business more costly.

Item 1B.                      Unresolved Staff Comments.

Not applicable.

Item 2.                 Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

•
Broken Arrow, Oklahoma – On November 20, 2006, Tulsat purchased a facility consisting of an office, warehouse and service center of  approximately 100,000 square feet on ten acres, with an investment of $3.3 million, financed by a loan of $2.8 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.   In December 2007, Tulsat completed the construction of a 62,500 square foot warehouse facility on the rear of its existing property in Broken Arrow, OK.  The new facility cost approximately $1.6 million to complete and the construction was financed with cash flow from operations.

Tulsat also continues to lease warehouse space of approximately 56,000 square feet from an entity that is controlled by David E. Chymiak and Kenneth A. Chymiak.  The lease expired on September 20, 2008 and is now on a month-to-month basis with a monthly payment of $15,000.

•	Deshler, Nebraska – Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million, financed by loans of $0.4 million, due in monthly payments through 2013 at an interest rate of prime minus 0.25%.  NCS also rents property of approximately 4,000 square feet, with monthly rental payments of $2,490 through December 2008.

•
Sedalia, Missouri – ComTech Services owns land and an office, warehouse and service center of approximately 42,300 square feet.  In October 2007, ComTech Services completed the construction of an 18,000 square foot warehouse facility on the back of its existing property in Sedalia, MO.  The new facility cost approximately $0.4 million to complete and the construction was financed with cash flow from operations.

•	New Boston, Texas – Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwannee, Georgia – Tulsat-Atlanta leases an office and service center of approximately 5,000 square feet, with monthly lease payments of $3,360 through March 31, 2011.

•
Oceanside, California – Jones Broadband leases an office, warehouse and service center of approximately 15,000 square feet for $12,600 a month.  The lease includes a 3% annual increase in lease payments starting June 2008 and the lease term ends June 2010.

•
Chambersburg, Pennsylvania – Broadband Remarketing International leases an office, warehouse and service center of approximately 11,000 square feet for $5,958 a month.  The term of the lease is for two years beginning in July 1, 2008 with an option to renew for one additional year.

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

Item 4.                 Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our shareholders in the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” and the American Stock Exchange under the same symbol for the quarterly periods indicated.  We moved our listing from the American Stock Exchange to the NASDAQ on September 13, 2007.

Year Ended September 30, 2008	High	Low

First Quarter	$9.00	$5.21
Second Quarter	$6.29	$3.45
Third Quarter	$4.25	$3.00
Fourth Quarter	$3.57	$2.09

Year Ended September 30, 2007

First Quarter	$4.55	$2.66
Second Quarter	$3.74	$2.77
Third Quarter	$5.30	$3.85
Fourth Quarter	$9.28	$4.88

Holders

As of September 30, 2008, we have approximately 75 shareholders of record and, based on information received from brokers, there are approximately 1,600 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	210,850	$3.67	644,656
Equity compensation plans not approved by security holders	0	0	0
Total	210,850	$3.67	644,656

Shareholder Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock (symbol: AEY) against the cumulative total return of the NASDAQ Composite Index (symbol: IXIC), the NASDAQ Telecommunications Index (symbol: IXUT) and American Stock Exchange Index (symbol: XAX) for the period of five fiscal years commencing October 1, 2003 and ending September 30, 2008.  The graph assumes that the value of the investment in our common stock and each index was $100 on September 30, 2003.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ADDvantage Technologies Group, Inc., NASDAQ Composite Index, NASDAQ Telecommunications Index and the American Stock Exchange Index

* $100 invested on September 30, 2003 in our stock or on September 30, 2003 in each index including reinvestment of dividends.

	Cumulative Total Return
	9/30/03	9/30/04	9/30/05	9/30/06	9/30/07	9/30/08

ADDvantage Technologies Group	$100.00	$101.32	$102.37	$110.53	$213.68	$70.79

NASDAQ Composite Index	100.00	110.80	123.03	132.47	185.22	128.61

NASDAQ Telecommunications Index	100.00	128.36	175.30	192.45	243.25	180.35

American Stock Exchange Index	100.00	106.15	120.41	126.39	151.18	117.06

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                            Year ended September 30,
	2008	2007	2006	2005	2004

Net sales and service income	$56,449	$65,646	$52,541	$50,273	$47,071

Income from operations	8,452	12,543	8,117	9,973	9,484

Net income applicable to common shareholders	4,534	6,590	4,003	4,974	4,574

Earnings per share
Basic	0.44	0.64	0.39	0.49	0.46
Diluted	0.44	0.64	0.39	0.49	0.41

Total assets	51,800	49,009	40,925	39,269	32,359

Long-term obligations inclusive
of current maturities	20,510	9,009	9,385	9,382	11,610

Item 7.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General

We are a Value Added Reseller (“VAR”) for select Cisco and Motorola broadband new products, and we are a distributor for several other manufacturers of CATV equipment. We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to multiservice operators (“MSOs”) and other broadband communication companies.  It is through the development of our supplier network and specialized knowledge of our sales team that we market our products and services to the larger MSOs and telephone companies.  These customers provide an array of different communications services as well as compete in their ability to offer CATV customers “triple play” transmission services including video, data and telephony.

Overview

Market conditions during 2008 have had an adverse impact on the economy, and the cable industry has not been immune.  There has been a continued slow down of installations and upgrades by both large and small MSO and telephone customers due to the down turn in the housing market and the reduced availability of credit.  While MSOs and telephone companies are not necessarily seeing a cut back in services from their current customers, they have been adding fewer new customers.  The lack of new customers, coupled with the hesitation of operators to spend cash during these difficult economic times, have led to cutbacks in capital expenditures, depleting a lot of the historical demand.  The lack of demand for equipment has also helped the larger original equipment manufacturers to better manage their delivery schedules, which has reduced their need to utilize the on-hand inventory maintained by their distributor networks.  All of these factors resulted in a decrease of $10.3 million in revenues in 2008 from our new product sales.

Despite a slowdown in new equipment sales over the past year, we continued to achieve profitability as a result of what we believe shows the strength of our business model and solid customer relationships.  If the slow-down in capital expenditures by our top customers continues, our operating results could be adversely affected.  However, we continue to carry the largest inventory of cable equipment of any reseller in the industry, and we are able to deploy this equipment as needed.  As cable operators begin to increase their capital expenditures to meet the growing bandwidth needs of their customers, we will be ready to supply their equipment needs, which will provide us with long-term growth opportunities.

Our sales of refurbished digital legacy converter boxes, which we introduced as a new product line in the fourth quarter of 2006, increased approximately $1.3 million in 2008 to $5.4 million.  We have approximately 40,000 sellable boxes remaining in inventory as of September 30, 2008.  During 2008, an obsolescence reserve of $0.5 million was established to cover approximately 32,000 Cisco boxes that we deemed unsellable.  We originally acquired these boxes from Adelphia in 2006 as part of a large purchase of 100,000 Cisco and Motorola boxes for $1.75 million.  Our remaining Cisco boxes were deemed unsellable as the vast majority of the waivers that were granted by the FCC that allow domestic operators to continue to acquire these legacy boxes expired.  The lack of domestic sales opportunities coupled with the limited international opportunities to sell our legacy Cisco digital converter boxes led us to reduce the carrying costs on these boxes to their potential scrap value.  Our ability to continue to obtain surplus digital legacy converter boxes as well as generate sales of certain boxes currently in inventory could have an adverse impact on our operating results.

Results of Operations

Year Ended September 30, 2008, compared to Year Ended September 30, 2007 (all references are to fiscal years)

Total Net Sales.  Total Net Sales declined $9.2 million, or 14%, to $56.4 million for 2008 from $65.6 million for 2007.  Sales of new equipment decreased $10.3 million, or 23%, to $34.7 million in 2008 from $45.0 million in 2007, driven by decreases in sales of $11.1 million by our top MSO and telephone customers.   Refurbished sales increased $0.8 million, or 5% to $16.1 million in 2008 from $15.3 million in 2007.  This increase came primarily from sales of refurbished digital converter boxes of $5.4 million in 2008 as compared to $4.1 million in 2007.  Net repair service revenues increased $0.3 million, or 5%, to $5.7 million for 2008 from $5.4 million in 2007.   The increase in service revenues results from higher volumes of equipment failures as certain customers delay equipment upgrades and then incur additional out of warranty equipment failures.

Cost of Sales.  Cost of sales includes the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, the related transportation costs and the labor and overhead directly related to these sales.  Cost of sales decreased $4.5 million, or 10%, to $39.8 million for 2008 from $44.3 million for 2007. Cost of sales this year were 71% of total net sales compared to 68% last year.  The decrease in cost of sales was directly related to the decrease in new equipment sales during 2008.  Cost of sales was also impacted by increased charges of $1.0 million to $1.7 million in 2008 from $0.7 million in 2007 to our inventory obsolescence reserve due primarily to a $0.5 million reserve for the Cisco legacy digital converter boxes that were deemed unsellable, discussed above, and a $0.3 million reserve for unsellable inventory at our Jones Broadband location.

Gross Profit.  Gross profit in 2008 decreased $4.7 million to $16.6 million from $21.3 million in 2007.  The decreased gross profits were attributed to the decline  in sales of  new  products. Gross profit margins decreased to 29% from 32% due primarily to product line mix changes and increased price pressures from other competitors due to the overall decline in CATV equipment purchasing during 2008.  In addition, our gross margin was impacted due to increased charges of $1.0 million to our inventory obsolescence reserve, discussed above.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and business taxes, occupancy, communication, professional services and charges for bad debts, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased by $0.6 million to $8.2 million in 2008 from $8.8 million in 2007.  The decrease was primarily attributable to reduced payroll expenses associated with bonuses and commissions, rental costs, property taxes and charges to bad debt for a combined savings of $0.7 million.  These savings were partially offset by an increase in professional services of $0.2 million due primarily to consulting expenses incurred to assist us in meeting the internal control assessment requirements of the Sarbanes Oxley Act of 2002.

Income from Operations.  Income from operations decreased $4.1 million to $8.5 million for 2008 from $12.6 million in 2007.  This decrease in income was primarily attributable to the decline in gross profit.

Interest Expense.  Interest expense for 2008 was $1.0 million compared to $0.6 million in 2007.  Interest expense increased $0.4 million primarily due to an amendment on November 27, 2007 to our $8.0 million term note with our primary financial lender to increase the term note to $16.3 million and extend the maturity date to November 30, 2012.  In connection with the amendment, we also entered into an interest rate swap agreement with our primary financial lender to effectively fix the rate on this debt at 5.92%.  The proceeds from this amended term note of $12.0 million were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock, which were beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.

Income Taxes.  The provision for income taxes for 2008 decreased $1.8 million to $2.8 million, or an effective rate of 37.5%, for 2008 from $4.6 million, or an effective rate of 38.0%, for 2007.  Our estimated effective tax rate for 2008 decreased slightly as we expect to utilize certain investment tax credits, which will result in reduced state income taxes.

Year Ended September 30, 2007, compared to Year Ended September 30, 2006 (all references are to fiscal years)

Total Net Sales.  Total Net Sales climbed $13.1 million, or 25%, to $65.6 million for 2007 from $52.5 million for 2006.  Sales of new equipment increased $6.4 million, or 17%, to $45.0 million in 2007 from $38.6 million in 2006, driven by increases in sales of $5.5 million to two large franchise MSOs that upgraded several of their regional communication systems across the U.S.  Refurbished sales increased $6.4 million, or 73% to $15.3 million in 2007 from $8.8 million in 2006.  This increase came primarily from sales of refurbished digital converter boxes, which contributed incremental revenues of approximately $4.3 million during 2007 along with increased sales of refurbished broadband equipment associated with a specific customer contract totaling approximately $1.3 million.  Net repair service revenues increased $0.3 million to $5.4 million for 2007 from $5.1 million in 2006.   The increases in service revenues are primarily attributed to the expansion of our repair routes to pick up damaged and broken equipment in the western region of the U.S.

Cost of Sales.  Cost of sales includes the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, the related transportation costs and the labor and overhead directly related to these sales.  Cost of sales increased $8.0 million, or 22%, to $44.3 million for 2007 from $36.3 million for 2006.  Cost of sales this year were 68% of total net sales compared to 69% last year.  The decrease in cost of sales as a percent of total net sales was due primarily to the product mix change in refurbished equipment.  Sales of refurbished equipment, driven by sales of digital converter boxes, which maintain higher gross margins than new product sales, grew during 2007 at a higher rate than new product sales.  As a result, the combined cost of sales percentage dropped for the year.

Gross Profit.  Gross profit in 2007 increased $5.1 million to $21.3 million from $16.2 million in 2006.  The increased gross profits were attributed to the growth in sales of both new and refurbished products.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and business taxes, occupancy, communication, professional services and charges for bad debts, among other less significant cost categories.  Operating, selling, general and administrative expenses increased by $0.7 million to $8.8 million in 2007 from $8.1 million in 2006.  This increase was primarily attributable to a $1.0 million increase in payroll associated with the growth of our business offset by a decrease of $0.3 million in bad debt charges absorbed in 2007.  During 2006, we recorded bad debt charges totaling approximately $0.5 million to cover the outstanding receivable balance from a customer whose collection had become doubtful.

Income from Operations.  Income from operations increased $4.4 million to $12.5 million for 2007 from $8.1 million in 2006.  This increase in income was primarily attributable to the increase in gross profit.

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During 2008, we generated approximately $1.6 million of cash flow from operations, which included $1.8 million of borrowings under the line of credit that was reclassed to accounts payable at the end of the period.  We invested an additional $3.9 million in increased inventory.  We continue to invest excess profits in inventory as we believe expanding our product offerings and depth of inventory increases our ability to grow our business.  Our trade receivables remained flat year-over-year despite lower revenues as it is taking longer to collect our outstanding balances.  However, we have not experienced an increase in our bad debt despite the tightening economy.  Our trade payables declined as we made fewer purchases of inventory in the fourth quarter of 2008 as compared to 2007 due primarily to the decrease in business activity in 2008 as compared to 2007.

During 2007, we invested $0.7 million to complete two warehouse construction projects in Broken Arrow, Oklahoma and Sedalia Missouri.  The new 62,500 square foot warehouse facility in Broken Arrow, Oklahoma is located at the back section of our 10 acre headquarters facility.  The completed warehouse addition, which cost approximately $1.6 million, was constructed to gain additional operating efficiencies by consolidating the operations and multiple outside warehouses located in Broken Arrow, Oklahoma into one facility.  The new 18,000 square foot warehouse facility in Sedalia, Missouri, which cost approximately $0.4 million, will expand the revenue generating capacity of this location as it increased the square footage of the operation by approximately 30% and allowed us to consolidate our Stockton, California warehouse into a more cost-effective location.  The combined annual savings from vacated rental properties is expected to total approximately $0.2 million per year.

In November 2007, we executed the Fourth Amendment to the Revolving Credit and Term Loan Agreement (the “Fourth Amendment”) with our primary lender, Bank of Oklahoma.  Among other things, the Fourth Amendment (i) extended the $7.0 million line of credit maturity date to November 30, 2010, (ii) increased the $8.0 million Term Loan, which had a principal balance of $4.3 million, $12.0 million to $16.3 million and (iii) decreased the interest rate on the line of credit and both Term Loans to the prevailing 30-day LIBOR rate plus 1.4%.

Upon execution of the Fourth Amendment, the $12.0 million of additional funds under the $16.3 million Term Loan were fully advanced, and the proceeds were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock (“Preferred Stock”), which were beneficially owned by David Chymiak and Kenneth Chymiak.  The $16.3 million Term Loan is payable over a 5 year period with quarterly payments of approximately $0.4 million plus accrued interest.

The $7.0 million line of credit will continue to be used to finance our working capital requirements.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less any outstanding term note balances is available to us under the line of credit.  The entire balance under the line of credit is due upon maturity.

The Revolving Credit and Term Loan Agreement also includes a $2.8 million Term Loan.  This loan was secured in November 2006 to finance the purchase of the Company’s headquarters facility located in Broken Arrow, Oklahoma.  The $2.8 million Term Loan requires scheduled monthly payments of $15,334 plus accrued interest over 15 years.

In 2008, we paid the scheduled accrued dividends of $0.3 million of dividends on the Preferred Stock, representing the final dividends earned prior to the redemption the Preferred Stock in November 2007.  We also paid $1.6 million of scheduled note payments.

We believe that our cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Subsequent Events

In 2000, our Board of Directors authorized the repurchase of up to $l.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  During the period of October 1, 2008 – December 11, 2008, we acquired in the open market approximately 111,000 shares of our Company’s common stock at an average price of $1.64. Repurchases are made in compliance with the limitations of securities laws, which limit the timing, volume, price and manner of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase up to an additional $0.8 million of shares under this program.  We believe that the recent trading price of our common stock is not fully reflective of the value of the Company’s business and future prospects.  Therefore, we believe that the repurchase of common stock in the open market is in the best interests of the Company and its shareholders.

Contractual Obligations

The following table presents our contractual obligations for payments of all debt, estimated interest payments on long term debt and the minimum lease payments under our operating lease agreements.

                                                                                                                                     Payments due by period
	Total	2009	2010 –2011	2012 –2013	Thereafter
Long term debt	$20,509,660	$4,649,415	$3,728,302	$10,629,331	$1,502,612
Estimated interest on long term debt (a)	3,881,790	991,937	1,612,103	975,542	302,208
Capital leases	-	-	-	-	-
Operating leases	553,013	267,437	285,576	-	-
Purchase obligations	-	-	-	-	-
Total	$24,944,463	$5,908,789	$5,625,981	$11,604,873	$1,804,820

(a)
The estimated interest payments are calculated by multiplying the fixed and variable interest rates, associated with the long term debt agreements, by the average debt outstanding for the year(s) presented.  To estimate the variable rates, the Company used the average of the rates incurred in fiscal 2008.  Actual variable rates may vary from the historical rates used to calculate the estimated interest expense.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2008 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.  The most significant estimates and assumptions relate to the carrying value of our inventory and, to a lesser extent, the adequacy of our allowance for doubtful accounts.

Inventory Valuation

Our position in the industry requires us to carry large inventory quantities relative to annual sales, but it also allows us to realize high overall gross profit margins on our sales.  We market our products primarily to MSOs and other users of cable television equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis.  Carrying these large inventory quantities represents our largest risk.

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At September 30, 2008, we  had total inventory of approximately $35.7 million, consisting of approximately $23.6 million in new products and approximately $12.1 million in used or refurbished products against which we have a reserve of $2.0 million for excess and obsolete inventory, leaving us a net inventory of $33.7 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  During 2008, we increased our reserve for excess and obsolete inventory by approximately $1.7 million.  In addition during 2008, we wrote down the carrying value of certain inventory items by approximately $0.4 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts was $0.3 million at September 30, 2008 and  September 30, 2007.   At September 30, 2008, accounts receivable, net of allowance for doubtful accounts, amounted to approximately $6.7 million.

Impact of Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements.  SFAS No. 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We do not expect the adoption of SFAS No. 162 to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS  No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We are currently assessing the disclosure requirements of SFAS No. 161 and plan on including the required information in our first quarter fiscal 2009 financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141R to have a material effect on our financial statements.

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

Off-Balance Sheet Arrangements

None.

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

We are exposed to market risk related to changes in interest rates on our $7.0 million revolving line of credit and our $2.8 million Term Loan.  Borrowings under these obligations bear interest at rates indexed to the 30-day LIBOR rate, which exposes us to increased costs if interest rates rise.  At September 30, 2008, the outstanding borrowings subject to variable interest rate fluctuations totaled $3.4 million, and was as high as $7.1 million and as low as $2.4 million at different times during the year.   A hypothetical 20% increase in the published LIBOR rate, causing our borrowing costs to increase, would not have a material impact on our financial results.  We do not expect the LIBOR rate to fluctuate more than 20% in the next twelve months.

In addition to these debts, we have a $16.3 million Term Loan, which also bears interest at a rate indexed to the 30-day LIBOR rate.   To mitigate the market risk associated with the floating interest  rate, we entered into an interest rate swap on November 27, 2007, in an amount equivalent to the $16.3 million Term Loan.   Although the note bears interest at the prevailing 30-day LIBOR rate plus 1.4%, the swap effectively fixed the interest rate at 5.92%.  The fair value of this derivative will increase or decrease opposite any future changes in interest rates.

Item 8.                 Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2008.  In connection with our audits of the financial statements, we have also audited the financial statement schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ HOGAN AND SLOVACEK

December 17, 2008
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$15,211	$60,993
Accounts receivable, net of allowance of $253,000 and
$261,000, respectively	6,704,162	6,709,879
Income tax refund receivable	83,735	153,252
Inventories, net of allowance for excess and obsolete
inventory of $1,958,000 and $697,000, respectively	33,678,418	31,464,527
Deferred income taxes	1,069,000	678,000
Total current assets	41,550,526	39,066,651

Property and equipment, at cost:
Land and buildings	7,181,143	6,488,731
Machinery and equipment	3,267,868	3,144,927
Leasehold improvements	205,797	205,797
	10,654,808	9,839,455
Less accumulated depreciation and amortization	(2,728,633)	(2,341,431)
Net property and equipment	7,926,175	7,498,024

Other assets:
Deferred income taxes	625,000	679,000
Goodwill	1,560,183	1,560,183
Other assets	137,672	204,843
Total other assets	2,322,855	2,444,026

Total assets	$51,799,556	$49,008,701

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,267,006	$4,301,672
Accrued expenses	1,146,672	1,331,890
Bank revolving line of credit	2,789,252	1,735,405
Notes payable – current portion	1,860,163	1,427,693
Dividends payable	-	210,000
Total current liabilities	9,063,093	9,006,660

Notes payable	15,860,245	5,845,689
Other liabilities	299,944	-

Shareholders’ equity:
Preferred stock, 5,000,000 shares authorized, $1.00 par value, at stated value:
Series B, 7% cumulative; 0 and 300,000 shares issued and
outstanding, respectively, with a stated value of $40 per share	-	12,000,000
Common stock, $.01 par value; 30,000,000 shares authorized; 10,294,115 and 10,270,756 shares issued, respectively	102,941	102,708
Paid in capital	(6,272,897)	(6,383,574)
Retained earnings	32,988,338	28,454,024
Accumulated other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	(187,944)	37,358
	26,630,438	34,210,516

Less: Treasury stock, 21,100 shares at cost	(54,164)	(54,164)
Total shareholders’ equity	26,576,274	34,156,352

Total liabilities and shareholders’ equity	$51,799,556	$49,008,701

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2008	2007	2006
Sales:
Net new sales income	$34,678,054	$44,991,536	$38,585,308
Net refurbished sales income	16,090,192	15,264,336	8,815,508
Net service income	5,680,315	5,390,213	5,140,393
Total net sales	56,448,561	65,646,085	52,541,209
Cost of sales	39,839,667	44,336,505	36,321,278
Gross profit	16,608,894	21,309,580	16,219,931
Selling, general and administrative expenses	8,156,536	8,766,136	8,103,209
Income from operations	8,452,358	12,543,444	8,116,722
Interest expense	983,564	555,105	530,004
Income before income taxes	7,468,794	11,988,339	7,586,718
Provision for income taxes	2,801,000	4,558,000	2,744,000
Net income	4,667,794	7,430,339	4,842,718

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of
$(112,000), $(34,000) and $2,000 tax provision
(benefit), respectively	(187,944)	(55,148)	3,300

Comprehensive income	$4,479,850	$7,375,191	$4,846,018

Net income	4,667,794	7,430,339	4,842,718
Preferred stock dividends	133,480	840,000	840,000
Net income attributable to common shareholders	$4,534,314	$6,590,339	$4,002,718

Earnings per share:
Basic	$0.44	$0.64	$0.39
Diluted	$0.44	$0.64	$0.39
Shares used in per share calculation:
Basic	10,263,365	10,237,331	10,152,472
Diluted	10,281,136	10,250,835	10,201,474

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2008, 2007 and 2006

			Series B		Retained	Other
	Common Stock		Preferred	Paid-in	Earnings	Comprehensive	Treasury
	Shares	Amount	Stock	Capital	(Deficit)	Income	Stock	Total
Balance, September 30, 2005	10,093,147	$100,931	$12,000,000	$(7,265,930)	$17,860,967	$89,206	$(54,164)	$22,731,010

Net income	-	-	-	-	4,842,718	-	-	4,842,718
Preferred stock dividends	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	72,500	725	-	244,674	-	-	-	245,399
Net unrealized gain on interest swap	-	-	-	-	-	3,300	-	3,300
Share based compensation expense	-	-	-	98,110	-	-	-	98,110
Shares issued in exchange for certain assets	87,209	872	-	449,128	-	-	-	450,000

Balance, September 30, 2006	10,252,856	$102,528	$12,000,000	$(6,474,018)	$21,863,685	$92,506	$(54,164)	$27,530,537

Net income	-	-	-	-	7,430,339	-	-	7,430,339
Preferred stock dividends	-	-	-	-	(840,000)	-	-	(840,000)
Stock options exercised	17,900	180	-	33,193	-	-	-	33,373
Net unrealized loss on interest swap	-	-	-	-	-	(55,148)	-	(55,148)
Share based compensation expense	-	-	-	57,251	-	-	-	57,251

Balance, September 30, 2007	10,270,756	$102,708	$12,000,000	$(6,383,574)	$28,454,024	$37,358	$(54,164)	$34,156,352

Net income	-	-	-	-	4,667,794	-	-	4,667,794
Preferred stock dividends	-	-	-	-	(133,480)	-	-	(133,480)
Repurchase of preferred stock	-	-	(12,000,000)	-	-	-	-	(12,000,000)
Stock issuance	16,359	164	-	69,836	-	-	-	70,000
Stock options exercised	7,000	69	-	20,180	-	-	-	20,249
Net unrealized loss on interest swap	-	-	-	-	-	(225,302)	-	(225,302)
Share based compensation expense	-	-	-	20,661	-	-	-	20,661

Balance, September 30, 2008	10,294,115	$102,941	$-	$(6,272,897)	$32,988,338	$(187,944)	$(54,164)	$26,576,274

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2008	2007	2006
Operating Activities
Net income	$4,667,794	$7,430,339	$4,842,718
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	388,702	307,752	247,504
Provision for losses on accounts receivable	38,238	185,000	445,541
Provision for excess and obsolete inventories	1,670,425	746,000	439,625
Loss on disposal of property and equipment	-	100,971	76,829
Deferred income tax benefit	(225,000)	419,000	(22,000)
Share based compensation expense	61,492	60,314	98,111
Cash provided (used) by changes in current assets and liabilities:
Accounts receivables	36,996	(1,422,705)	1,600,582
Inventories	(3,884,316)	(3,219,831)	(4,109,172)
Other assets	58,982	75,575	(132,276)
Accounts payable	(1,034,666)	1,683,182	(1,985,706)
Accrued expenses	(185,218)	296,585	(660,242)
Net cash provided by operating activities	1,593,429	6,662,182	841,514

Investing Activities
Additions to machinery and equipment	(125,610)	(381,471)	(99,520)
Additions of land and buildings	(694,743)	(4,820,220)	-
Disposals of machinery and equipment	3,500	-	-
Investment in Jones Broadband International	-	(145,834)	(500,471)
Acquisition of business and certain assets	-	(166,951)	-
Net cash used by investing activities	(816,853)	(5,514,476)	(599,991)

Financing Activities
Net change under bank revolving line of credit	1,053,847	(1,741,217)	1,241,942
Proceeds on notes payable	12,000,000	2,760,291	-
Payments on notes payable	(1,552,974)	(1,394,995)	(1,239,184)
Repurchase of preferred stock	(12,000,000)	-	-
Proceeds from stock options exercised	20,249	30,310	245,398
Payments of preferred dividends	(343,480)	(840,000)	(840,000)
Net cash used by financing activities	(822,358)	(1,185,611)	(591,844)

Net decrease in cash	(45,782)	(37,905)	(350,321)
Cash and cash equivalents at beginning of year	60,993	98,898	449,219
Cash and cash equivalents at end of year	$15,211	$60,993	$98,898

Supplemental cash flow information:
Cash paid for interest	$901,940	$558,605	$531,596
Cash paid for income taxes	$2,946,329	$4,089,459	$3,019,768
Value of shares issued in exchange for business
and certain assets	$-	$-	$450,000

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the “Company”) sell new, surplus, and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company is also a repair center for various cable companies.

Summary of Significant Accounting Policies

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries:  Tulsat Corporation (“Tulsat”), NCS Industries, Inc. (“NCS”),  Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”), Jones Broadband International, Inc. (“Jones Broadband”) and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”).   All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and are aggregated for segment reporting purposes.

Cash and cash equivalents

Cash and cash equivalents includes demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.

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

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market.  Market is defined principally as net realizable value.  Cost is determined using the weighted-average method.  The Company records inventory reserve provisions to reflect inventory at its estimated realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of office equipment, warehouse and service equipment and buildings with estimated useful lives of 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the  straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation and amortization expense was $0.4 million, $0.3 million and $0.2 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired.  The Company performed annual goodwill impairment tests on each operating segment of the Company, which indicated that goodwill was not impaired as of September 30, 2008 or 2007.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS“) No. 109, Accounting for Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue recognition and product line reporting

The Company's principal sources of revenues are from sales of new, refurbished or used equipment and repair services.  As a stocking distributor for several cable television equipment manufacturers, the Company offers a broad selection of inventoried and non-inventoried products.  The Company’s sales of different products fluctuate from year to year as its customers' needs change.  Because the Company’s product line sales change from year to year, the Company does not report sales by product line for management reporting purposes and does not disclose sales by product line in these financial statements.

The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and the collection of the related receivable is probable, which is generally at the time of shipment.  The stated shipping terms are FOB shipping point per the Company's sales agreements with its customers.  Accruals are established for expected returns based on historical activity.  Revenue for services is recognized when the repair is completed and the product is shipped back to the customer.

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

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net New Sales Income, Net Refurbished Sales Income and Net Service Income in the accompanying Consolidated Statements of Income.  Actual costs for shipping and handling of these sales are included in Cost of Sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.3 million, $0.4 million and $0.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Management estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable industry could have a significant impact on the value of the Company's inventory and operating results.

Concentrations of credit risk

The Company holds cash with one major financial institution, which at times exceeds FDIC insured limits.  Historically, the Company has not experienced any loss due to such concentration of credit risk.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2008 that contributed in excess of 10% of the total net sales.  Sales to foreign (non-U.S. based customers) total approximately $7.9 million, $5.9 million and $3.8 million for the years ended September 30, 2008, 2007 and 2006, respectively.  In 2008, the Company purchased approximately 41% of our inventory from Cisco, formerly Scientific-Atlanta, and approximately 12% of our inventory from Motorola.  The concentration of suppliers of our inventory subjects us to risk.

Employee stock-based awards

In the first quarter of fiscal year 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in financial statements based on their grant date fair value.  The Company has elected the modified-prospective transition method of adopting SFAS No. 123R which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period.  The Company applied the Black-Scholes valuation model in determining the fair value of stock-based payments to employees, which must then be amortized on a straight line basis over the requisite service period.  On October 1, 2005 all outstanding options representing 144,267 shares were fully vested.  Therefore, SFAS No. 123(R) had no impact on the Company's statement of income on the date of adoption.  SFAS No. 123R does not require the Company to restate prior periods for the value of vested options.

During 2008, 2007 and 2006, stock options were granted to certain members of management, key employees and the Board of Directors, and during 2008, restricted stock was awarded to the Board of Directors.  The Company determined the fair value of the options issued, using the Black-Scholes Valuation Model and is amortizing the calculated value over the vesting term.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

The Company currently presents pro forma disclosure of net income (loss) and earnings (loss) per share as if compensation costs from all stock awards were recognized based on the fair value recognition provisions of SFAS No. 123(R). The Statement requires use of valuation techniques, including option pricing models, to estimate the fair value of employee stock awards. For pro forma disclosures, we use a Black-Scholes option pricing model in estimating the fair value of employee stock options.

Earnings per share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options, restricted stock and convertible preferred stock.

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments.  The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the Company’s line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.  Management believes that the carrying value of the Company’s borrowings approximate fair value based on credit terms currently available for similar debt.

Impact of recently issued accounting standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements.  SFAS No. 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  SFAS No. 162 will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  We do not expect the adoption of SFAS No. 162 to have a material effect on our financial statement.

In March 2008, the FASB issued SFAS  No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We are currently assessing the disclosure requirements of SFAS No. 161 and plan on including the required information in our first quarter fiscal 2009 financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. We do not expect the adoption of SFAS No. 141R to have a material effect on our financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2006 and 2007 financial statements to conform to the 2008 presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Business Combination

On August 19, 2005, the Company acquired 100% of the outstanding stock of Jones Broadband International, Inc. (“JBI”) for a combined consideration of approximately $3.9 million. This consideration consisted of a purchase price of approximately $3.5 million, net of cash acquired from JBI of approximately $0.1 million, as well as the assumption of JBI’s accounts payable and accrued liabilities totaling approximately $0.3 million.  In accordance with the terms of the JBI Sale and Purchase Agreement, the Company paid approximately $0.1 million, $0.5 million and $2.9 million of the total purchase price associated with this acquisition during fiscal years ended September 30, 2007, 2006 and 2005, respectively.

The total purchase price represented the approximate book value of JBI, consisting of $2.6 million of inventory, after an approximate $0.5 million write down to market, and $1.3 million of other assets including receivables and fixed assets. JBI’s main office is in Oceanside, California.  Results of JBI’s operations are included in the Company’s consolidated statements of income from the acquisition date.

Note 3 – Inventories

Inventories at September 30, 2008 and 2007 are as follows:

	2008	2007
New	$23,563,135	$17,155,976
Refurbished	12,073,283	15,005,551
Allowance for excess and obsolete inventory	(1,958,000)	(697,000)

	$33,678,418	$31,464,527

New inventory includes products purchased from the manufacturers plus “surplus-new” which is unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory remanufactured, Company remanufactured and used products.

The Company regularly reviews inventory quantities on hand and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the fiscal years ended September 30, 2008, 2007 and 2006, increasing the cost of sales by approximately $1.7 million, $0.7 million and $0.4 million, respectively.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4 – Income Taxes

The provisions for income taxes for the years ended September 30, 2008, 2007 and 2006 consist of:

	2008	2007	2006
Current	$3,138,000	$4,139,000	$2,766,000
Deferred	(337,000)	419,000	(22,000)

	$2,801,000	$4,558,000	$2,744,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2008, 2007 and 2006:

	2008		2007		2006
Statutory tax rate	34.0%		34.0%		34.0%
State income taxes, net of U.S.
federal tax benefit	4.6%		4.5%		4.9%
Tax credits and exclusions	(1.1%	)	(0.5%	)	(1.7%	)
Other	-		-		(1.0%	)

Company’s effective tax rate	37.5%		38.0%		36.2%

Deferred tax assets at September 30, 2008 and 2007 consist of the following:

	2008	2007
Net operating loss carryforwards	$916,000	$1,016,000
Financial basis in excess of tax basis of certain assets	(589,000)	(403,000)
Accounts receivable	96,000	99,000
Inventory	966,000	492,000
Interest rate swap	112,000	(23,000)
Other, net	193,000	176,000

	$1,694,000	$1,357,000

Deferred tax assets are classified as:
Current	$1,069,000	$678,000
Non-Current	625,000	679,000

	$1,694,000	$1,357,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $2.4 million at September 30, 2008, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The NOL carryforward expires in varying amounts from 2010 to 2020.

In accordance with SFAS 109, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  The Company has concluded, based on its historical earnings and projected future earnings, that it will be able to realize the full effect of the deferred tax assets and no valuation allowance is needed.

Note 5 – Accrued Expenses

Accrued expenses as of September 30, 2008 and 2007 are as follows:

	2008	2007
Employee costs	$791,095	$1,126,551
Taxes other than income tax	150,348	150,217
Interest	81,624	-
Other, net	123,605	55,122

	$1,146,672	$1,331,890

Note 6 – Line of Credit and Notes Payable

Line of Credit

On November 27, 2007, the Company executed the Fourth Amendment to Revolving Credit and Term Loan Agreement (“Fourth Amendment”) with its primary financial lender, Bank of Oklahoma.  The Fourth Amendment renewed the $7.0 Million Revolving Line of Credit (“line of credit”) and extended the maturity date to November 30, 2010.  The Fourth Amendment also changed the interest rate from the prevailing 30-day LIBOR rate plus 1.75% to the prevailing 30-day LIBOR rate plus 1.4%.  The interest rate is reset monthly.  In addition, the interest payments were changed from monthly to quarterly.

At September 30, 2008, approximately $1.0 million was outstanding under the line of credit.  The line of credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (3.89% at September 30, 2008).   Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Among other financial covenants, the credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The line of credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Cash receipts are applied from the Company’s lockbox account directly against the bank line of credit, and checks clearing the bank are funded from the line of credit.  The resulting overdraft balance, consisting of outstanding checks, was approximately $1.8 million at September 30, 2008 and is included in the bank line of credit.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two different term loans.  The first term loan is a $2.8 million term loan, which was used to finance the purchase of the Company’s headquarters facility located in Broken Arrow, Oklahoma on November 20, 2006.  The outstanding balance under this note was approximately $2.4 million on September 30, 2008.  This note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The Fourth Amendment changed the interest rate on this note from the prevailing 30-day LIBOR rate plus 1.75% to the prevailing 30-day LIBOR rate plus 1.4% (3.89% at September 30, 2008).  The interest rate is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is an $8.0 million term loan.  The outstanding balance under this term loan was $4.3 million prior to being amended by the Fourth Amendment.  The Fourth Amendment provided $12.0 million of additional funds, which were fully advanced upon executing the Fourth Amendment.  The $12.0 million of proceeds were used to redeem all of the issued and outstanding shares of the Company’s Series B 7% Cumulative Preferred Stock on November 27, 2007.  At September 30, 2008, the outstanding balance of this note was $15.1 million.  This note is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The Fourth Amendment also changed the interest rate on this note from the prevailing 30-day LIBOR rate plus 2.5% to the prevailing 30-day LIBOR rate plus 1.4% (3.89% at September 30, 2008).  The interest rate is reset monthly.

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013.  The interest rate was 5.5% through March 2008 at which point the rate converted to prime minus 0.25%.

The aggregate minimum maturities of notes payable and the line of credit for each of the next five years are as follows:

2009	$4,649,415
2010	1,862,773
2011	1,865,529
2012	1,868,442
2013	8,760,889
Thereafter	1,502,612

Total	$20,509,660

Note 7 – Derivative Financial Instruments

In 2004, the Company entered into an interest rate swap to effectively fix the interest rate of the $8.0 million term loan at 6.13%.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge, along with methods for assessing the swap’s effectiveness in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  On November 27, 2007, the Company terminated this swap agreement upon amending and extending the $8.0 million term loan to $16.3 million, discussed separately herein.  The Company received approximately $25,000 upon termination of this agreement which represented the fair value of the swap on that date and offset this gain against interest expense in the current year.

Additionally, on November 27, 2007, the Company entered into a new interest rate swap agreement to effectively fix the interest rate on the $16.3 million term note at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term note.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with SFAS No. 133.  The fair value of the hedge, which incorporates both an “effective” portion and “ineffective” portion, has been recorded on the Company’s Consolidated Balance Sheet.  The effective portion of the change in the fair value of this interest rate swap during the period has been reflected in the other comprehensive income section of the Consolidated Statements of Income and Comprehensive Income.  The ineffective portion of the change in the fair value of the interest rate swap was recognized as interest expense in the current period and was not significant.  At September 30, 2008, the notional value of the swap was $15.1 million and the fair value of the interest rate swap was approximately $0.3 million, which is included in other liabilities on the Company’s Consolidated Balance Sheet.

Note 8 – Stock-Based Compensation and Preferred Stock

Plan Information

The 1998 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  The Plan provides that upon any issuance of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock.  Under the Plan, option prices will be set by the Board of Directors and may be greater than, equal to, or less than fair market value on the grant date.

At September 30, 2008, 1,024,656 million shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 644,656 shares were available for future grants.

Stock Options

In the first quarter of fiscal year 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value. The Company elected the modified-prospective transition method of adopting SFAS No. 123(R) which requires the fair value of unvested options be calculated and amortized as compensation expense over the remaining vesting period. SFAS No. 123(R) did not require the Company to restate prior periods for the value of vested options. Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income. On October 1, 2005, all outstanding options, representing 144,767 shares, were fully vested. Therefore, SFAS No. 123(R) had no impact on the Company's statement of income on the date of its adoption.

Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period.  Stock options granted to employees generally become exercisable over a four-year period from the date of grant and generally expire ten years after the grant.  Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the grant.

A summary of the status of the Company's stock options at September 30, 2008, 2007 and 2006 and changes during the years then ended is presented below:

	2008		2007		2006
		Wtd. Avg		Wtd. Avg		Wtd. Avg
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	117,850	$4.20	104,750	$4.01	144,767	$3.23
Granted	100,000	$3.00	30,000	$3.45	35,000	$5.78
Exercised	(7,000)	$2.89	(16,900)	$1.69	(72,500)	$3.38
Canceled	-	-	-	-	(2,517)	$1.50
Outstanding, end of year	210,850	$3.67	117,850	$4.20	104,750	$4.01
Exercisable, end of year	105,850	$4.21	110,350	$3.15	94,750	$3.83

Information about the Company’s outstanding and exercisable stock options at September 30, 2008 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$3.001	100,000	-	9.9 years
$3.450	25,000	25,000	8.5 years
$5.780	35,000	30,000	7.5 years
$4.620	25,000	25,000	6.5 years
$4.400	4,000	4,000	5.5 years
$1.650	2,000	2,000	4.5 years
$0.810	2,000	2,000	3.5 years
$1.500	4,850	4,850	2.5 years
$3.125	13,000	13,000	1.5 years
	210,850	105,850

In the fourth quarter of fiscal year 2008, the Company granted nonqualified stock options to executives and certain employees of the Company totaling 100,000 shares.  In the second quarter of fiscal years 2007 and 2006, the Company granted nonqualified stock options to outside directors and executives totaling 30,000 shares and 35,000 shares, respectively.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the years ended September 30, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Estimated fair value of options at grant date	$108,680	$48,060	$120,510
Black-Scholes model assumptions:
Average expected life (years)	6.25	5.50	5.50
Average expected volatility factor	30%	25%	63%
Average risk-free interest rate	3.1%	4.5%	4.7%
Average expected dividends yield	-	-	-

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation expense related to stock options recorded for the years ended September 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Fiscal year 2006 grant	$6,510	$12,254	$98,111
Fiscal year 2007 grant	-	48,060	-
Fiscal year 2008 grant	14,151	-	-

Total compensation expense	$20,661	$60,314	$98,111

For the options granted in fiscal years 2008 and 2006, the Company is recording compensation expense over the vesting term of the related options.  All of the options granted in fiscal year 2007 were fully vested and, as such, their calculated fair value was expensed on the grant date.

Restricted stock

The Company granted restricted stock in March 2008 to its Board of Directors totaling 16,359 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is being amortized over the 12 month period as compensation expense, of which $40,831 was amortized in fiscal year 2008.

Preferred Stock

All of the shares of the Company’s Series B 7% Cumulative Preferred Stock were redeemed for $12.0 million on November 27, 2007 by utilizing proceeds from the term loan under the Fourth Amendment (see Note 6).  These shares of preferred stock were beneficially held by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse.

Note 9 – Related Parties

Cash used in financing activities in 2008, 2007 and 2006 was primarily used to pay dividends on the Company’s Series B Preferred Stock, which was beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and for note payments on a term loan that was used to finance the redemption of the Series B Preferred Stock on November 27, 2007 and Series A Preferred Stock on September 30, 2004, which was also beneficially owned by David E. Chymiak and Kenneth A. Chymiak.  The dividend expense on the Series B Preferred Stock was $133,480, $840,000 and $840,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

During 2006, the Company leased a recently renovated facility owned by Chymiak Investments, LLC, for the purpose of consolidating its headquarters and the office and warehouse operations of Tulsat.  The leased facility contains approximately 100,000 square feet of gross building area on 10 acres in Broken Arrow, OK.  Chymiak Investments, LLC is owned by David E. Chymiak and Kenneth A. Chymiak.    During 2006, the Company began consolidating its warehouses into the newly leased facility and vacated several properties that were also being leased from Chymiak Investments, LLC.  During fiscal 2006, the Company made no lease payments to Chymiak Investments, LLC on the new facility. The Company continued to make lease payments on the vacated facilities until September 30, 2006, when the leases associated with the vacated properties were cancelled without penalty.

On November 20, 2006, the Company purchased the newly leased facility for approximately $3.3 million from Chymiak Investments, LLC.  The amount paid for the facility represented the combined acquisition cost and modification costs paid for the facility by Chymiak Investments LLC.  The Company financed the purchase with cash flows from operations and proceeds from a $2.8 million Term Note dated November 20, 2006, under the Third Amendment to the Revolving Credit and Term Loan Agreement with its primary financial lender.

The Company leased several warehouse properties in Broken Arrow, OK from two companies owned by David E. Chymiak and Kenneth A. Chymiak.  As of September 30, 2008, all of the leases have expired.  The total payments made on the leases to these two companies for the years ended September 30, 2008, 2007 and 2006 totaled $0.2 million, $0.3 million and $0.5 million, respectively.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 25% and 21%, respectively, of the Company’s outstanding common stock as of September 30, 2008.

Note 10 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan for the years ended September 30, 2008, 2007 and 2006 were $0.2 million, $0.3 million and $0.2 million, respectively.

Note 11 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2008, 2007 and 2006 are:

	2008	2007	2006
Net income	$4,667,794	$7,430,339	$4,842,718
Dividends on preferred stock	133,480	840,000	840,000
Net income attributable to
common shareholders	$4,534,314	$6,590,339	$4,002,718

Basic weighted average shares	10,263,365	10,237,331	10,152,472
Effect of dilutive securities:
Stock options	17,771	13,504	49,002
Diluted weighted average shares	10,281,136	10,250,835	10,201,474

Earnings per common share:
Basic	$0.44	$0.64	$0.39
Diluted	$0.44	$0.64	$0.39

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year.

	2008	2007	2006
Stock options excluded	60,000	60,000	35,000
Weighted average exercise price of
stock options	$5.30	$5.30	$5.78
Average market price of common stock	$4.48	$4.53	$5.27

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Oklahoma, California, Georgia, Indiana and Pennsylvania.   The Oklahoma leases, which expired at various times in fiscal year 2008, consisted of three separate warehouses, totaling approximately 80,000 square feet, from two companies owned by David E. Chymiak and Kenneth A. Chymiak.  The Company leases other warehouse and office facilities in California, Georgia, Indiana and Pennsylvania.  The terms on these operating leases vary but all mature in 3 years or less and contain renewal options.

Rental payments associated with leased properties in fiscal years 2008, 2007 and 2006 totaled approximately $0.5 million, $0.7 million and $0.7 million, respectively.  The Company’s minimum annual future obligations as of September 30, 2008 under all existing operating leases are as follows:

2009	$267,437
2010	246,910
2011	38,666

Total	$553,013

Note 13 – Subsequent Events

In 2000, our Board of Directors authorized the repurchase of up to $l.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  During the period of October 1, 2008 – December 11, 2008, we acquired in the open market approximately 111,000 shares of our Company’s common stock at an average price of $1.64. Repurchases are made in compliance with the limitations of securities laws, which limit the timing, volume, price and manner of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase up to an additional $0.8 million of shares under this program.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2008, 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2008
Net sales and service income	$14,739,368	$13,851,819	$13,213,802	$14,643,572
Gross profit	$4,750,828	$4,568,063	$3,363,548	$3,926,455
Net income	$1,593,111	$1,411,109	$605,504	$1,058,070
Basic earnings per common share	$0.14	$0.14	$0.06	$0.10
Diluted earnings per common share	$0.14	$0.14	$0.06	$0.10

Fiscal year ended 2007
Net sales and service income	$14,748,517	$16,040,551	$17,563,101	$17,293,916
Gross profit	$4,679,157	$5,222,011	$6,077,642	$5,330,770
Net income	$1,638,279	$1,771,254	$2,210,411	$1,810,395
Basic earnings per common share	$0.14	$0.15	$0.20	$0.16
Diluted earnings per common share	$0.14	$0.15	$0.19	$0.16

Fiscal year ended 2006
Net sales and service income	$14,753,611	$12,419,157	$13,199,459	$12,168,982
Gross profit	$4,922,541	$3,947,800	$4,047,558	$3,302,032
Net income	$1,741,594	$1,076,798	$1,342,699	$681,627
Basic earnings per common share	$0.15	$0.09	$0.11	$0.05
Diluted earnings per common share	$0.15	$0.09	$0.11	$0.05

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of  September 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and for the assessment of the effectiveness of internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of financial statements in accordance with accounting principles generally accepted in the United States.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2008, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2008 (the “Proxy Statement”).

Item 11.                 Executive Compensation.

The information required by this item concerning executive compensation is incorporated by reference to the information set forth in the section entitled “Compensation of Directors and Executive Officers” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership and equity compensation plans is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” of the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled "Principal Accounting Fees and Services" of the Proxy Statement.

PART IV

Item 15.            Exhibits, Financial Statements Schedules.

(a)           1.   The following financial statements are filed as part of this report in Part II, Item 8.

                    Report of Independent Registered Public Accounting Firm for 2008, 2007 and 2006.

                    Consolidated Balance Sheets as of September 30, 2008 and 2007.

                     Consolidated Statements of Income for the years ended September 30, 2008, 2007 and 2006.

                     Consolidated Statements of Changes in Shareholders’ Equity for the years endedSeptember 30, 2008, 2007 and 2006.

                     Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006.

                     Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2008, 2007 and 2006 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Write offs	Recoveries	of Period
Period Ended September 30, 2008
Allowance for Doubtful Accounts	$261,000	38,238	(46,238)	-	$253,000
Allowance for Excess and Obsolete Inventory	697,000	1,670,425	(409,425)	-	1,958,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

Period Ended September 30, 2007
Allowance for Doubtful Accounts	$554,000	185,337	(478,337)	-	$261,000
Allowance for Excess and Obsolete Inventory	1,178,000	745,836	(1,226,836)	-	697,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

Period Ended September 30, 2006
Allowance for Doubtful Accounts	$92,000	445,541	-	16,459	$554,000
Allowance for Excess and Obsolete Inventory	1,575,395	439,625	(837,020)	-	1,178,000
Valuation Allowance of Deferred Tax Asset	-	-	-	-	-

3.      The following documents are included as exhibits to this Form 10-K.

Exhibit                                   Description

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007.

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

10.1
Revolving Credit and Term Loan Agreement dated September 30, 2004 ("Revolving Credit and Term Loan Agreement"), incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed with the Securities and Exchange Commission on December 22, 2004.

10.2
First Amendment to the Revolving Credit and Term Loan Agreement dated September 30, 2005, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 28, 2005.

10.3
Third Amendment to the Revolving Credit and Term Loan Agreement dated November 20, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 27, 2006.

10.4
Fourth Amendment to the Revolving Credit and Term Loan Agreement dated November 27, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2007.

10.5
The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan,  incorporated by reference to Appendix A to the Company's Proxy Statement relating to the Company's 1998 Annual Meeting, filed with the Securities and Exchange Commission on April 28, 1998.

10.6	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive
Stock Plan, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003.

10.7
Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20, 2006, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 22, 2006.

10.8	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

10.9
Employment Contract between the Company and Daniel E. O’Keefe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 10, 2006.

10.10
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008.

14.1
Amended Code of Business Conduct and Ethics for directors, officers and employees of the Company, incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 10, 2006.

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

ADDvantage Technologies Group, Inc.

Date:    December 19, 2008                                        By:      /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 19, 2008 /s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors

Date: December 19, 2008 /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President and Chief Executive Officer (Principal Executive Officer) and Director

Date: December 19, 2008 /s/ Daniel E. O’Keefe
Daniel E. O'Keefe, Chief Operating Officer and Director

Date: December 19, 2008 /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial Officer)

Date: December 19, 2008 /s/ James C. McGill
James C. McGill, Director

Date: December 19, 2008 /s/ Paul F. Largess
Paul F. Largess, Director

Date: December 19, 2008 /s/ Stephen J. Tyde
Stephen J. Tyde, Director

Date: December 19, 2008 /s/ Thomas J. Franz
Thomas J. Franz, Director

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K.

Exhibit                           Description

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007.

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

10.1
Revolving Credit and Term Loan Agreement dated September 30, 2004 ("Revolving Credit and Term Loan Agreement"), incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed with the Securities and Exchange Commission on December 22, 2004.

10.2
First Amendment to the Revolving Credit and Term Loan Agreement dated September 30, 2005, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 28, 2005.

10.3
Third Amendment to the Revolving Credit and Term Loan Agreement dated November 20, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 27, 2006.

10.4
Fourth Amendment to the Revolving Credit and Term Loan Agreement dated November 27, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 31, 2007.

10.5
The ADDvantage Media Group, Inc. 1998 Incentive Stock Plan,  incorporated by reference to Appendix A to the Company's Proxy Statement relating to the Company's 1998 Annual Meeting, filed with the Securities and Exchange Commission on April 28, 1998.

10.6	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive
Stock Plan, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003.

10.7
Contract of sale of real estate between Chymiak Investments, LLC and ADDvantage Technologies, Group, Inc. dated November 20, 2006, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on November 22, 2006.

10.8	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

10.9
Employment Contract between the Company and Daniel E. O’Keefe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 10, 2006.

10.10
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008.

14.1
Amended Code of Business Conduct and Ethics for directors, officers and employees of the Company, incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 10, 2006.

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