Form 10-Q
period 2008-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2009-02-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer                                                           ☐                                      Accelerated filer☐
Non-accelerated filer                                                           ☐                                      Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act).	Yes ☐ No ☒

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2009 were 10,294,115.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2008

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	December 31, 2008 (unaudited) and September 30, 2008 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three Months Ended December 31, 2008 and 2007

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2008 and 2007

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4T.	Controls and Procedures.	14

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (unaudited)	September 30, 2008 (audited)
Assets
Current assets:
Cash and cash equivalents	$43,148	$15,211
Accounts receivable, net of allowance of $316,000 and	5,410,363	6,704,162
$253,000, respectively
Income tax refund receivable	-	83,735
Inventories, net of allowance for excess and obsolete	33,201,921	33,678,418
inventory of $2,221,000 and $1,958,000, respectively
Deferred income taxes	1,405,000	1,069,000
Prepaid expenses	73,907	108,560
Total current assets	40,134,339	41,659,086

Property and equipment, at cost:
Land and buildings	7,187,402	7,181,143
Machinery and equipment	3,268,621	3,267,868
Leasehold improvements	205,797	205,797
	10,661,820	10,654,808
Less accumulated depreciation and amortization	(2,830,122)	(2,728,633)
Net property and equipment	7,831,698	7,926,175

Other assets:
Deferred income taxes	893,000	625,000
Goodwill	1,560,183	1,560,183
Other assets	28,585	29,112
Total other assets	2,481,768	2,214,295

Total assets	$50,447,805	$51,799,556

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (unaudited)	September 30, 2008 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,792,165	$3,267,006
Accrued expenses	1,308,763	1,146,672
Bank revolving line of credit	1,085,770	2,789,252
Notes payable – current portion	1,863,767	1,860,163
Total current liabilities	7,050,465	9,063,093

Notes payable	15,390,699	15,860,245
Other liabilities	1,381,799	299,944

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized;10,294,115 shares issued	102,941	102,941
Paid in capital	(6,259,678)	(6,272,897)
Retained earnings	33,942,484	32,988,338
Accumulated other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(863,799)	(187,944)
	26,921,948	26,630,438

Less: Treasury stock, 163,764 and 21,100 shares, respectively, at cost	(297,106)	(54,164)
Total shareholders’ equity	26,624,842	26,576,274

Total liabilities and shareholders’ equity	$50,447,805	$51,799,556

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Sales:
Net new sales income	$8,217,355	$8,652,761
Net refurbished sales income	3,103,851	4,810,963
Net service income	1,478,800	1,275,644
Total net sales	12,800,006	14,739,368
Cost of sales	8,966,220	9,991,547
Gross profit	3,833,786	4,747,821
Operating, selling, general and administrative expenses	2,041,927	2,051,435
Income from operations	1,791,859	2,696,386
Interest expense	264,713	146,275
Income before income taxes	1,527,146	2,550,111
Provision for income taxes	573,000	957,000
Net income	954,146	1,593,111

Other comprehensive income:
Unrealized loss on interest rate swap, net of
tax benefit of $406,000 and $90,000, respectively	(675,855)	(146,344)

Comprehensive income	$278,291	$1,446,767

Net income	954,146	1,593,111
Preferred stock dividends	-	133,480
Net income attributable to common shareholders	$954,146	$1,459,631

Earnings per share:
Basic	$0.09	$0.14
Diluted	$0.09	$0.14
Shares used in per share calculation:
Basic	10,219,027	10,250,656
Diluted	10,221,026	10,295,359

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2008	2007
Operating Activities
Net income	$954,146	$1,593,111
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	101,489	88,078
Provision for losses on accounts receivable	68,350	43,000
Provision for excess and obsolete inventories	263,000	91,000
Deferred income tax benefit	(198,000)	(78,000)
Share based compensation expense	13,219	1,627
Changes in assets and liabilities:
Accounts receivables	1,309,184	662,105
Inventories	213,497	(2,530,680)
Prepaid expenses	34,653	26,964
Other assets	527	35,253
Accounts payable	(474,841)	738,075
Accrued expenses	162,091	543,594
Net cash provided by operating activities	2,447,315	1,214,127

Investing Activities
Additions to machinery and equipment	(753)	(17,406)
Additions of land and buildings	(6,259)	(520,554)
Net cash used in investing activities	(7,012)	(537,960)

Financing Activities
Net change under bank revolving line of credit	(1,703,482)	103,092
Proceeds on notes payable	-	12,000,000
Repurchase of preferred stock	-	(12,000,000)
Payments on notes payable	(465,942)	(156,719)
Purchase of treasury stock	(242,942)	-
Proceeds from stock options exercised	-	1,500
Payments of preferred dividends	-	(343,480)
Net cash used in financing activities	(2,412,366)	(395,607)

Net increase in cash	27,937	280,560
Cash and cash equivalents at beginning of period	15,211	60,993
Cash and cash equivalents at end of period	$43,148	$341,553

Supplemental cash flow information:
Cash paid for interest	$256,725	$37,705
Cash paid for income taxes	$197,000	$18,800

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The consolidated financial statements as of September 30, 2008 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, NCS Industries, Inc., Tulsat–Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc., (dba “ComTech Services”), Tulsat–Nebraska, Inc., ADDvantage Technologies Group of Texas (dba “Tulsat Texas”), Jones Broadband International, Inc., and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company is also a repair center for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry (“CATV”).

Note 3 – Earnings Per Share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options and restricted stock.  In computing the diluted weighted average shares, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options.  Basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 are:

	2008	2007
Net income	$954,146	$1,593,111
Dividends on preferred stock	-	133,480
Net income attributable to
common stockholders	$954,146	$1,459,631

Basic weighted average shares	10,219,027	10,250,656
Effect of dilutive securities:
Stock options	1,999	44,703
Diluted weighted average shares	10,221,026	10,295,359

Earnings per common share:
Basic	$0.09	$0.14
Diluted	$0.09	$0.14

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 4 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender, Bank of Oklahoma.  At December 31, 2008, $1.1 million was outstanding under the Line of Credit, which includes $0.6 million related to outstanding checks that will be funded by the Line of Credit upon clearing the bank.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (3.31% at December 31, 2008), and the interest rate is reset monthly.    Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.9 million at December 31, 2008.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two different term loans.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $2.4 million at December 31, 2008 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (3.31% at December 31, 2008) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $14.7 million at December 31, 2008 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (3.31% as of December 31, 2008) and is reset monthly.

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013.  The interest rate is prime minus .25% (3.00% at December 31, 2008).

Note 5 – Derivative Financial Instruments

On November 27, 2007, the Company entered into a new interest rate swap agreement to effectively fix the interest rate on the $16.3 million term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The change in the fair market value of this interest rate swap has been reflected in the other comprehensive income section of the Consolidated Statements of Income and Comprehensive Income and the fair value of the swap has been recorded on the Company’s Consolidated Balance Sheet.  At December 31, 2008, the notional value of the swap was $14.7 million and the fair value of the interest rate swap was approximately $1.4 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheet.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 6 – Stock Option Plans

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

At December 31, 2008, 1,024,656 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 644,656 shares were available for future grants.

Stock Options

In the first quarter of fiscal year 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value.  Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Statements of Income and Comprehensive Income.

Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period.  Stock options granted to employees generally become exercisable over a four-year period from the date of grant and generally expire ten years after the date of grant.  Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the grant.

A summary of the status of the Company's stock options at December 31, 2008 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2008	210,850	$3.67
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at December 31, 2008	210,850	$3.67

Exercisable at December 31, 2008	105,850	$4.21

The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”).  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.  A summary of the Company's current estimates for the three months ended December 31, 2008 are presented below.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

2008
Average expected life (years)	6.25
Average expected volatility factor	30%
Average risk-free interest rate	3.1%
Average expected dividend yield	-

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2008 is as follows:

2008
Fiscal year 2006 grant	$766
Fiscal year 2008 grant	12,453
Total compensation expense	$13,219

For the options granted in fiscal years 2008 and 2006, the Company is recording compensation expense over the vesting term of the related options.  As of December 31, 2008, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $84,948.

Note 7 – Treasury Stock

In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  During the three months ended December 31, 2008, we acquired in the open market 142,664 shares of our Company’s common stock at an average price of $1.70 per share.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.7 million under this program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievement expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.  Readers should carefully review the risk factors described under Item 1A of our Annual Report on Form 10-K filed for the year ended September 30, 2008 and in other documents we file from time to time with the Securities and Exchange Commission.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We are a value added reseller for select Cisco (formerly Scientific-Atlanta) and Motorola new products, and we are a distributor for several other manufacturers of cable television (“CATV”) equipment.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (“MSOs”) and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services, including data, voice and video.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2008 and December 31, 2007

Total Net Sales.  Total net sales declined $1.9 million, or 13%, to $12.8 million for the three months ended December 31, 2008 from $14.7 million for the three months ended December 31, 2007.  Sales of new equipment decreased $0.4 million, or 5%, to $8.2 million for the three months ended December 31, 2008 from $8.7 million for the three months ended December 31, 2007.  The decrease in new equipment sales is due primarily to the continued slow-down of plant expansions and bandwidth upgrades by both large and small MSOs and telephone customers.  Plant expansions are slow as home builders delay residential developments across the country in light of the current credit crisis and excess available home inventory.  In addition, MSOs continue to face increased costs of capital, which results in the delay and postponement of needed bandwidth upgrades throughout their systems.  Net refurbished sales decreased $1.7 million, or 35%, to $3.1 million for the three months ended December 31, 2008 from $4.8 million for the same period last year.  This decrease is primarily due to a $1.7 million decrease in the sales of our digital converter boxes due in part to the strengthening of the US dollar, which increased the cost of our products for our international customers.  In addition, MSOs and regional cable operators have decided to refurbish and redistribute legacy boxes rather than upgrade to new equipment as part of their efforts to manage costs.  This has limited the supply of legacy converter boxes available for us to purchase, refurbish and then resell, thereby impacting our revenue opportunities with this product line.  Net repair service revenues increased $0.2 million, or 16%, to $1.5 million for the three months ended December 31, 2008 from $1.3 million for the same period last year.

The increase in repair service revenues results from a higher volume of out of warranty equipment failures as certain customers delay equipment upgrades.

Cost of Sales.  Cost of sales includes the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, the related transportation costs and the labor and overhead directly related to equipment sales.  Cost of sales decreased $1.0 million, or 10%, to $9.0 million for the three months ended December 31, 2008 from $10.0 million for the three months ended December 31, 2007.  Cost of sales were 70% for the three months ended December 31, 2008 as compared to 68% for the same period last year.  The decrease in cost of sales was directly attributable to the decreased sales of new equipment and digital converter boxes.  The increase in cost of sales as a percent of revenue is due to a change in product line mix, as new equipment sales generate a lower profit margin than sales of refurbished equipment.  Cost of sales was also impacted by increased charges to our inventory obsolescence reserve of $0.2 million from $0.1 million for the three months ended December 31, 2007 to $0.3 million for the three months ended December 31, 2008.

Gross Profit.  Gross profit decreased $0.9 million, or 19%, to $3.8 million in the first quarter of fiscal 2009 from $4.7 million for the same period in fiscal 2008.  The decrease in gross profit was primarily attributable to the decline in sales of new and refurbished equipment, partially offset by increased revenues from repair services.  Gross profit margins decreased to 30% from 32% due primarily to product line mix changes and increased price pressures from other competitors due to the overall decline in CATV equipment purchasing.  In addition, gross profit was also impacted by increased charges of $0.2 million to our inventory obsolescence reserve.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained constant at $2.0 million for the three months ended December 31, 2008 and 2007.

Income from Operations.  Income from operations decreased $0.9 million, or 34%, to $1.8 million for the three months ended December 31, 2008 from $2.7 million for the three months ended December 31, 2007.  This decrease in income was due primarily to the decline in gross profit.

Interest Expense.  Interest expense was $0.3 million for the three months ended December 31, 2008 compared to $0.1 million for the three months ended December 31, 2007.  Interest expense increased $0.1 million primarily due to an amendment on November 27, 2007 to our $8.0 million term loan with our primary financial lender to increase the term note to $16.3 million and extend the maturity date to November 30, 2012.  The outstanding balance of the $8.0 million term loan prior to the amendment was $4.3 million.  The proceeds from this amended term loan of $12.0 million were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock, which were beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  In connection with the amendment, we entered into an interest rate swap agreement with our primary financial lender to effectively fix the interest rate on this term loan at 5.92%.

Income Taxes – The provision for income taxes for the three months ended December 31, 2008 was $0.6 million, or an effective rate of 37.5%, compared to $1.0 million, or an effective rate of 37.5% for the three months ended December 31, 2007.

Recently issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements.  SFAS No. 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  SFAS No. 162 was effective 60 days after the SEC approved the Public Company Accounting and Oversight Board’s related amendments on September 16, 2008.  The adoption of this standard did not have a material effect on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning October 1, 2008.  The adoption of this standard did not have a material effect on our financial statements.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2008 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At December 31, 2008, we had total inventory of approximately $35.4 million, against which we have a reserve of $2.2 million for excess and obsolete inventory, leaving us a net inventory of $33.2 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three months ended December 31, 2008, we increased our reserve for excess and obsolete inventory by approximately $0.3 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2008, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.3 million, amounted to $5.4 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During the three months ended December 31, 2008, we generated approximately $2.4 million of cash flow from operations.  The cash flow from operations was impacted by a $1.3 million net decrease in our accounts receivable.  Our trade receivables decreased from fiscal year end 2008 due primarily to lower revenues, and it is taking longer to collect our outstanding receivables due to the economic conditions, but we have not experienced a significant increase in our bad debt write-offs.  Due to the increased collection time, the general economic conditions and a customer that filed bankruptcy protection, we have increased our allowance for doubtful accounts by $63,000 during the three months ended December 31, 2008.

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

During the three months ended December 31, 2008, we made principal payments on our notes payable of $0.5 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

During the three months ended December 31, 2008, we acquired in the open market 142,664 shares of our Company’s common stock at an average price of $1.70 per share.  We believe that the recent trading price of our common stock is not fully reflective of the value of the Company’s business and future prospects.  Therefore, we believe that the repurchase of common stock in the open market is in the best interests of the Company and its shareholders.  In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.7 million under this program.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the shares the Company purchased in the open market for the three months ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
October 1 – 31 2008	6,806	$1.94	6,806	$932,655
November 1 – 30 2008	56,071	$1.83	56,071	$830,242
December 1 – 30 2008	79,787	$1.60	79,787	$702,894
Total	142,664	$1.70	142,664

1.
The Company has one program, which was announced in 2000 after approval by our Board of Directors, to repurchase up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  This program has no expiration date.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  February 12, 2009                                                            Kenneth A. Chymiak
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  February 12, 2009                                                            Scott A. Francis
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