Form 10-Q
period 2009-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2009-05-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.
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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2009 were 10,158,620.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2009

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	March 31, 2009 (unaudited) and September 30, 2008 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three and Six Months Ended March 31, 2009 and 2008

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2009 and 2008

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 4T.	Controls and Procedures.	15

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits.	16

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008 (audited)
Assets
Current assets:
Cash and cash equivalents	$83,245	$15,211
Accounts receivable, net of allowance of $304,000 and	3,712,119	6,704,162
$253,000, respectively
Income tax refund receivable	4,310	83,735
Inventories, net of allowance for excess and obsolete	34,594,005	33,678,418
inventory of $1,898,000 and $1,958,000, respectively
Deferred income taxes	1,254,000	1,069,000
Prepaid expenses	197,830	108,560
Total current assets	39,845,509	41,659,086

Property and equipment, at cost:
Land and buildings	7,188,936	7,181,143
Machinery and equipment	3,252,061	3,267,868
Leasehold improvements	205,797	205,797
	10,646,794	10,654,808
Less accumulated depreciation and amortization	(2,924,486)	(2,728,633)
Net property and equipment	7,722,308	7,926,175

Other assets:
Deferred income taxes	898,000	625,000
Goodwill	1,560,183	1,560,183
Other assets	28,556	29,112
Total other assets	2,486,739	2,214,295

Total assets	$50,054,556	$51,799,556

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,875,751	$3,267,006
Accrued expenses	988,072	1,146,672
Bank revolving line of credit	633,114	2,789,252
Notes payable – current portion	1,863,767	1,860,163
Total current liabilities	6,360,704	9,063,093

Notes payable	14,924,757	15,860,245
Other liabilities	1,381,367	299,944

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized;10,340,784 and 10,294,115 shares issued, respectively	103,408	102,941
Paid in capital	(6,176,926)	(6,272,897)
Retained earnings	34,640,843	32,988,338
Accumulated other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(849,367)	(187,944)
	27,717,958	26,630,438

Less: Treasury stock, 182,164 and 21,100 shares, respectively, at cost	(330,230)	(54,164)
Total shareholders’ equity	27,387,728	26,576,274

Total liabilities and shareholders’ equity	$50,054,556	$51,799,556

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Sales:
Net new sales income	$6,669,916	$8,914,517	$14,887,271	$17,567,278
Net refurbished sales income	2,309,258	3,505,844	5,413,109	8,316,807
Net service income	1,147,462	1,431,458	2,626,262	2,707,102
Total net sales	10,126,636	13,851,819	22,926,642	28,591,187
Cost of sales	7,052,644	9,283,756	16,018,864	19,275,303
Gross profit	3,073,992	4,568,063	6,907,778	9,315,884
Operating, selling, general and administrative expenses	1,726,105	2,043,862	3,768,032	4,095,297
Income from operations	1,347,887	2,524,201	3,139,746	5,220,587
Interest expense	229,528	266,092	494,241	412,367
Income before income taxes	1,118,359	2,258,109	2,645,505	4,808,220
Provision for income taxes	420,000	847,000	993,000	1,804,000
Net income	698,359	1,411,109	1,652,505	3,004,220

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	14,432	(341,706)	(661,423)	(490,050)

Comprehensive income	$712,791	$1,069,403	$991,082	$2,514,170

Net income	698,359	1,411,109	1,652,505	3,004,220
Preferred stock dividends	-	-	-	133,480
Net income attributable to common shareholders	$698,359	$1,411,109	$1,652,505	$2,870,740

Earnings per share:
Basic	$0.07	$0.14	$0.16	$0.28
Diluted	$0.07	$0.14	$0.16	$0.28
Shares used in per share calculation:
Basic	10,131,926	10,257,776	10,175,887	10,254,216
Diluted	10,133,781	10,281,066	10,177,801	10,286,734

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2009	2008
Operating Activities
Net income	$1,652,505	$3,004,220
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	202,853	180,161
Provision (recovery of) for losses on accounts receivable	107,253	(3,920)
Provision for excess and obsolete inventories	795,000	383,000
Deferred income tax benefit	(38,000)	(184,000)
Share based compensation expense	55,606	9,088
Changes in assets and liabilities:
Accounts receivable	2,884,790	(32,637)
Income tax refund receivable	79,425	153,252
Inventories	(1,710,587)	(3,269,097)
Prepaid expenses	(89,270)	73,131
Other assets	41,388	(83,082)
Accounts payable	(391,255)	(1,081,998)
Accrued expenses	(158,600)	(153,391)
Net cash provided by (used in) operating activities	3,431,108	(1,005,273)

Investing Activities
Additions to machinery and equipment	(19,193)	(59,976)
Disposal of machinery and equipment	28,000	3,500
Additions of land and buildings	(7,793)	(614,668)
Net cash provided by (used in) investing activities	1,014	(671,144)

Financing Activities
Net change under bank revolving line of credit	(2,156,138)	2,590,135
Proceeds on notes payable	-	12,000,000
Repurchase of preferred stock	-	(12,000,000)
Payments on notes payable	(931,884)	(621,091)
Purchase of treasury stock	(276,066)	-
Proceeds from stock options exercised	-	18,750
Payments of preferred dividends	-	(343,480)
Net cash provided by (used in) financing activities	(3,364,088)	1,644,314

Net increase (decrease) in cash	68,034	(32,103)
Cash and cash equivalents at beginning of period	15,211	60,993
Cash and cash equivalents at end of period	$83,245	$28,890

Supplemental cash flow information:
Cash paid for interest	$498,056	$324,895
Cash paid for income taxes	$965,174	$1,574,086

Supplemental schedule of noncash operating activities:
Unrealized loss on interest rate swap	$(1,081,423)	$(816,050)
Deferred tax	420,000	326,000
Unrealized loss on interest rate swap, net of tax	$(661,423)	$(490,050)

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

Note 3 – Earnings Per Share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options and restricted stock.  In computing the diluted weighted average shares, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options.  Basic and diluted earnings per share for the three and six months ended March 31, 2009 and 2008 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net income	$698,359	$1,411,109	$1,652,505	$3,004,220
Dividends on preferred stock	-	-	-	133,480
Net income attributable to
common shareholders	$698,359	$1,411,109	$1,652,505	$2,870,740

Basic weighted average shares	10,131,926	10,257,776	10,175,887	10,254,216
Effect of dilutive securities:
Stock options	1,855	23,290	1,914	32,518
Diluted weighted average shares	10,133,781	10,281,066	10,177,801	10,286,734

Earnings per common share:
Basic	$0.07	$0.14	$0.16	$0.28
Diluted	$0.07	$0.14	$0.16	$0.28

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 4 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At March 31, 2009, $0.6 million was outstanding under the Line of Credit, which includes $0.2 million related to outstanding checks that will be funded by the Line of Credit upon clearing the bank.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (1.90% at March 31, 2009), and the interest rate is reset monthly.    Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.2 million at March 31, 2009.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $2.3 million at March 31, 2009 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.90% at March 31, 2009) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $14.3 million at March 31, 2009 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.90% as of March 31, 2009) and is reset monthly.

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013.  The interest rate is prime minus .25% (3.00% at March 31, 2009).

Note 5 – Derivative Financial Instruments

On November 27, 2007, the Company entered into a new interest rate swap agreement to effectively fix the interest rate on the $16.3 million term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan. Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The following table presents certain information regarding our interest rate swap.

	Amount of Loss Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Six Months Ended March 31,		At March 31,
	2009	2008	2009

Interest rate swap agreement	$(661,423)	$(490,050)	$849,367

At March 31, 2009, the entire amount of the interest rate swap was effective.  At March 31, 2009, the notional value of the swap was $14.3 million and the fair value of the interest rate swap was approximately $1.4 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheet.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value.  The three levels of the fair value hierarchy are as follows:

•
Level 1 – Quoted prices for identical assets in active markets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•
Level 2 – Inputs are other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured.

•
Level 3 – Inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.

Our interest rate swap is an over-the-counter instrument and is classified in the Level 2 heirarchy as the fair value can be estimated from executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which similar transactions could currently be executed.

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

At March 31, 2009, 1,024,656 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 581,628 shares were available for future grants.

Stock Options

Stock options are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS 123R”).  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value.  Compensation expense for stock based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Statements of Income and Comprehensive Income.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

A summary of the status of the Company's stock options at March 31, 2009 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2008	210,850	$3.67
Granted	-	-
Exercised	-	-
Canceled	-	-
Outstanding at March 31, 2009	210,850	$3.67

Exercisable at March 31, 2009	108,350	$4.25

The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”).  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.  A summary of the Company's current estimates for the six months ended March 31, 2009 are presented below.

2009
Average expected life (years)	6.25
Average expected volatility factor	30%
Average risk-free interest rate	3.1%
Average expected dividend yield	-

Compensation expense related to unvested stock options recorded for the three and six months ended March 31, 2009 is as follows:

	Three Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2009
Fiscal year 2006 grant	$766	$1,532
Fiscal year 2008 grant	12,453	24,906
Total compensation expense	$13,219	$26,438

For the options granted in fiscal years 2008 and 2006, the Company is recording compensation expense over the vesting term of the related options.  As of March 31, 2009, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $71,730.

Restricted Stock

The Company granted restricted stock in March 2009 to its Board of Directors totaling 46,669 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is included in prepaid assets. The fair value of the restricted stock is being amortized over the 12 month holding period as compensation expense.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(unaudited)

Note 7 – Treasury Stock

In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  During the three and six months ended March 31, 2009, we acquired in the open market 18,400 shares and 161,064 shares, respectively, of our Company’s common stock at an average price of $1.80 per share and $1.71 per share, respectively.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.7 million under this program.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

Total Net Sales.  Total net sales declined $3.7 million, or 27%, to $10.1 million for the three months ended March 31, 2009 from $13.9 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, we experienced declines in net sales across all lines of business when compared to the three months ended March 31, 2008 due primarily to the overall downturn in the economy and credit crisis.  During the current quarter, our large and small MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  Repair revenues also declined during the three months ended March 31, 2009 due to the same efforts by the small and large MSO customers to conserve cash by limiting the authorization for equipment repairs.  Sales of new equipment decreased $2.2 million, or 25%, to $6.7 million for the three months ended March 31, 2009 from $8.9 million for the three months ended March 31, 2008.  Net refurbished sales decreased $1.2 million, or 34%, to $2.3 million for the three months ended March 31, 2009 from $3.5 million for the same period last year.  Net repair service revenues decreased $0.3 million, or 20%, to $1.1 million for the three months ended March 31, 2009 from $1.4 million for the same period last year.

Cost of Sales.  Cost of sales includes the cost of new and refurbished equipment, on a weighted average cost basis, sold during the period, the equipment costs used in repairs, the related transportation costs and the labor and overhead directly related to equipment sales.  Cost of sales decreased $2.2 million, or 24%, to $7.1 million for the three months ended March 31, 2009 from $9.3 million for the three months ended March 31, 2008.  Cost of sales was 70% for the three months ended March 31, 2009 as compared to 67% for the same period last year.  The decrease in cost of sales was primarily attributable to the decreased sales of new and refurbished equipment.  The increase in cost of sales as a percent of revenue is due to a change in product line mix, as new equipment sales generate a lower profit margin than sales of refurbished equipment.

Gross Profit.  Gross profit decreased $1.5 million, or 33%, to $3.1 million in the first quarter of fiscal 2009 from $4.6 million for the three months ended March 31, 2008.  The decrease in gross profit was attributable to the overall decline in net sales.  Gross profit margins decreased to 30% from 33% due primarily to product line mix changes and increased price pressures from other competitors due to the overall decline in CATV equipment purchasing.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million to $1.7 million for the three months ended March 31, 2009 compared to $2.0 million for the three months ended March 31, 2008.  The decrease was due primarily to a decrease in personnel costs, rent and professional services.

Income from Operations.  Income from operations decreased $1.2 million, or 47%, to $1.3 million for the three months ended March 31, 2009 from $2.5 million for the three months ended March 31, 2008.  This decrease in income was due primarily to the decline in net sales.

Interest Expense.  Interest expense was $0.2 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008.  Interest expense decreased $0.1 million due primarily to lower interest rates on our Line of Credit and $2.8 million term loan for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Income Taxes.  The provision for income taxes for the three months ended March 31, 2009 was $0.4 million, or an effective rate of 37.5%, compared to $0.8 million, or an effective rate of 37.5% for the three months ended March 31, 2008.

Comparison of Results of Operations for the Six months ended March 31, 2009 and March 31, 2008

Net Sales.  Net sales decreased by $5.7 million, or 20%, to $22.9 million for the six months ended March 31, 2009 from $28.6 million for the six months ended March 31, 2008.  For the six months ended March 31, 2009, we experienced declines in net sales across all lines of business when compared to the six months ended March 31, 2008 due primarily to the overall downturn in the economy and credit crisis.  During the six months ended March 31, 2009, our large and small MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  Repair revenues also declined during the six months ended March 31, 2009 due to the same efforts by the small and large MSO customers to conserve cash by limiting the authorization for equipment repairs.  New equipment sales declined $2.7 million, or 15%, to $14.9 million for the six months ended March 31, 2009 from $17.6 million for the six months ended March 31, 2008.  Sales of refurbished products declined $2.9 million, or 35%, to $5.4 million for the six months ended March 31, 2008 from $8.3 million for the six months ended March 31, 2008.  In addition to the factors discussed above, this decrease is also attributable to a $1.8 million decline in the sales of our digital converter boxes. This decline is primarily due to the strengthening of the U.S. dollar, which increased the cost of our products for our international customers, and MSO’s and regional cable operators deciding to refurbish legacy boxes rather than upgrade to new equipment as part of their efforts to manage costs.  Repair service revenues decreased $0.1 million, or 3%, to $2.6 million for the six months ended March 31, 2009 from $2.7 million for the six months ended March 31, 2008.

Costs of Sales.  Costs of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.   Costs of sales decreased $3.3 million, or 17%, to $16.0 million for the six months ended March 31, 2009 from $19.3 million for the six months ended March 31, 2008.   Costs of sales as a percentage of net sales increased to 70% for the first six months of fiscal 2009 from 67% for the same period of fiscal 2008.  The decrease in cost of sales was directly attributable to the decreased sales of new and refurbished equipment.  The increase in cost of sales as a percent of revenue is due to a change in product line mix, as new equipment sales generate a lower profit margin than sales of refurbished equipment.

Gross Profit.  Gross profit decreased $2.4 million, or 26%, to $6.9 million for the six months ended, March 31, 2009 from $9.3 million for the six months ended March 31, 2008.  The decrease in gross profit was attributable to the overall decline in net sales.  Gross profit margins decreased to 30% from 33% due primarily to product line mix changes and increased price pressures from other competitors due to the overall decline in CATV equipment purchasing.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million to $3.8 million for the six months ended March 31, 2009 compared to $4.1 million for the six months ended March 31, 2008.  The decrease was due primarily to a decrease in personnel costs, rent and professional services, partially offset by an increase in the allowance for bad debt of $0.1 million.

Income from Operations.   Income from operations decreased $2.1 million, or 40%, to $3.1 million for the six months ended March 31, 2009 from $5.2 million for the six months ended March 31, 2008.

Interest Expense.    Interest expense was $0.5 million for the six months ended March 31, 2009 compared to $0.4 million for the six months ended March 31, 2008.  Interest expense increased $0.1 million primarily due to an amendment on November 27, 2007 to our $8.0 million term loan with our primary financial lender to increase the term note to $16.3 million and extend the maturity date to November 30, 2012.  The outstanding balance of the $8.0 million term loan prior to the amendment was $4.3 million.  The proceeds from this amended term loan of $12.0 million were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock, which were beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  In connection with the amendment, we entered into an interest rate swap agreement with our primary financial lender to effectively fix the interest rate on this term loan at 5.92%.  This increase was partially offset by a decrease in interest expense on our Line of Credit and $2.8 million term loan due to lower interest rates for the six months ended March 31, 2009 as compared to the six months ended March 31, 2008.

Income Taxes.  The provision for income taxes for the six months ended March 31, 2009 was $1.0 million, or an effective rate of 37.5%, compared to $1.8 million, or an effective rate of 37.5% for the six months ended March 31, 2008.

Recently issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements.  SFAS No. 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  SFAS No. 162 was effective 60 days after the SEC approved the Public Company Accounting and Oversight Board’s related amendments on September 16, 2008.  The adoption of this standard did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments and related hedged items on our financial position, financial performance, and cash flows.  This statement was effective for us beginning January 1, 2009.  The adoption of this standard did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. SFAS No. 157 does not require any new fair value measurements. This statement was effective for us beginning October 1, 2008.  The adoption of this standard did not have a material impact on our financial statements.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At March 31, 2009, we had total inventory of approximately $36.5 million, against which we have a reserve of $1.9 million for excess and obsolete inventory, leaving us a net inventory of $34.6 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three and six months ended March 31, 2009, we increased our reserve for excess and obsolete inventory by approximately $0.2 million and $0.5 million, respectively.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2009, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.3 million, amounted to $3.7 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During the six months ended March 31, 2009, we generated approximately $3.4 million of cash flow from operations.  The cash flow from operations was impacted by a $3.0 million net decrease in our accounts receivable.  Our trade receivables decreased from fiscal year end 2009 due primarily to lower revenues, and it is taking longer to collect our outstanding receivables due to the economic conditions, but we have not experienced a significant increase in our bad debt write-offs.  Due to the increased collection time, the general economic conditions and a customer that filed for bankruptcy protection, we have increased our allowance for doubtful accounts by $51,000 during the six months ended March 31, 2009.

The $7.0 million line of credit will continue to be used to finance our working capital requirements.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement, is available to us under the revolving credit facility.  The entire outstanding balance on the revolving credit facility is due on maturity.

During the six months ended March 31, 2009, we made principal payments on our notes payable of $0.9 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

During the six months ended March 31, 2009, we acquired in the open market 161,064 shares of our Company’s common stock at an average price of $1.71 per share.  We believe that the recent trading price of our common stock is not fully reflective of the value of the Company’s business and future prospects.  Therefore, we believe that the repurchase of common stock in the open market is in the best interests of the Company and its shareholders.  In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.7 million under this program.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1 – 31 2009	15,350	$1.81	15,350	$675,088
February 1 – 28 2009	3,050	$1.74	3,050	$669,771
March 1 – 31 2009	-	-	-	$669,771

1.
We have one program, which was announced in 2000 after approval by our Board of Directors, to repurchase up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  All of the shares we purchased during these periods were purchased on the open market pursuant to this program.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  This program has no expiration date.

Item 4.                      Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of the Company was held in Broken Arrow, Oklahoma at the corporate offices of ADDvantage Technologies Group, Inc. on March 5, 2009.  At the meeting, the following directors were elected for one year terms (with the votes as indicated):

	For	Withheld
David E. Chymiak	8,963,680	667,583
Kenneth A. Chymiak	8,963,831	667,432
Thomas J. Franz	8,963,382	667,881
Paul F. Largess	8,963,982	667,281
James C. McGill	8,963,982	667,281
Daniel E. O’Keefe	8,963,382	667,881
Stephen J. Tyde	8,963,982	667,281

The shareholders also ratified the appointment of HoganTaylor LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year with 8,966,206 votes for, 650,570 votes against, and 14,484 votes abstaining.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  May 13, 2009                                                                      Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  May 13, 2009                                                                      Scott A. Francis,
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