Form 10-Q
period 2009-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2009-08-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Large accelerated filer        ☐                                                    Accelerated filer     ☐
Non-accelerated filer          ☐ (do not check if a smaller reporting company)          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2009 were 10,156,820.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2009

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	June 30, 2009 (unaudited) and September 30, 2008 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three and Nine Months Ended June 30, 2009 and 2008

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2009 and 2008

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 4T.	Controls and Procedures.	15

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits.	16

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	September 30, 2008 (audited)
Assets
Current assets:
Cash and cash equivalents	$33,143	$15,211
Accounts receivable, net of allowance of $322,000 and	3,426,842	6,704,162
$253,000, respectively
Income tax refund receivable	105,531	83,735
Inventories, net of allowance for excess and obsolete	33,831,003	33,678,418
inventory of $1,980,000 and $1,958,000, respectively
Deferred income taxes	1,281,000	1,069,000
Prepaid expenses	115,031	108,560
Total current assets	38,792,550	41,659,086

Property and equipment, at cost:
Land and buildings	7,188,936	7,181,143
Machinery and equipment	3,264,234	3,267,868
Leasehold improvements	205,797	205,797
	10,658,967	10,654,808
Less accumulated depreciation and amortization	(3,026,731)	(2,728,633)
Net property and equipment	7,632,236	7,926,175

Other assets:
Deferred income taxes	713,000	625,000
Goodwill	1,560,183	1,560,183
Other assets	28,242	29,112
Total other assets	2,301,425	2,214,295

Total assets	$48,726,211	$51,799,556

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (unaudited)	September 30, 2008 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,511,035	$3,267,006
Accrued expenses	1,141,273	1,146,672
Bank revolving line of credit	484,274	2,789,252
Notes payable – current portion	1,863,767	1,860,163
Total current liabilities	5,000,349	9,063,093

Notes payable	14,458,815	15,860,245
Other liabilities	950,891	299,944

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,340,784 and 10,294,115 shares issued, respectively	103,408	102,941
Paid in capital	(6,164,332)	(6,272,897)
Retained earnings	35,295,449	32,988,338
Accumulated other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(584,891)	(187,944)
	28,649,634	26,630,438

Less: Treasury stock, 183,964 and 21,100 shares, respectively, at cost	(333,478)	(54,164)
Total shareholders’ equity	28,316,156	26,576,274

Total liabilities and shareholders’ equity	$48,726,211	$51,799,556

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Sales:
Net new sales income	$5,980,946	$8,217,666	$20,868,217	$25,784,944
Net refurbished sales income	1,800,146	3,641,314	7,213,255	11,958,121
Net service income	1,367,815	1,354,822	3,994,077	4,061,924
Total net sales	9,148,907	13,213,802	32,075,549	41,804,989
Cost of sales	6,173,942	9,850,254	22,192,806	29,125,557
Gross profit	2,974,965	3,363,548	9,882,743	12,679,432
Operating, selling, general and administrative expenses	1,704,671	2,088,433	5,472,703	6,183,730
Income from operations	1,270,294	1,275,115	4,410,040	6,495,702
Interest expense	223,688	307,611	717,929	719,978
Income before income taxes	1,046,606	967,504	3,692,111	5,775,724
Provision for income taxes	392,000	362,000	1,385,000	2,166,000
Net income	654,606	605,504	2,307,111	3,609,724

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	264,476	348,034	(396,947)	(142,016)

Comprehensive income	$919,082	$953,538	$1,910,164	$3,467,708

Net income	$654,606	$605,504	$2,307,111	$3,609,724
Preferred stock dividends	-	-	-	133,480
Net income attributable to common shareholders	$654,606	$605,504	$2,307,111	$3,476,244

Earnings per share:
Basic	$0.06	$0.06	$0.23	$0.34
Diluted	$0.06	$0.06	$0.23	$0.34
Shares used in per share calculation:
Basic	10,158,185	10,272,015	10,169,987	10,260,149
Diluted	10,160,040	10,309,673	10,171,878	10,319,979

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2009	2008
Operating Activities
Net income	$2,307,111	$3,609,724
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	305,098	277,224
Provision for losses on accounts receivable	138,000	34,000
Provision for excess and obsolete inventories	715,000	796,000
Deferred income tax benefit	(46,000)	(174,000)
Share based compensation expense	91,532	28,214
Changes in assets and liabilities:
Accounts receivable	3,139,320	1,406,262
Income tax refund receivable	(21,796)	93,579
Inventories	(867,585)	(3,107,264)
Prepaid expenses	(6,471)	(6,683)
Other assets	18,370	60,861
Accounts payable	(1,755,971)	(785,478)
Accrued expenses	(5,399)	(179,498)
Net cash provided by operating activities	4,011,209	2,052,941

Investing Activities
Additions to machinery and equipment	(31,366)	(80,320)
Disposal of machinery and equipment	28,000	3,500
Additions of land and buildings	(7,793)	(653,283)
Net cash used in investing activities	(11,159)	(730,103)

Financing Activities
Net change under bank revolving line of credit	(2,304,978)	44,298
Proceeds on notes payable	-	12,000,000
Repurchase of preferred stock	-	(12,000,000)
Payments on notes payable	(1,397,826)	(1,087,032)
Purchase of treasury stock	(279,314)	-
Proceeds from stock options exercised	-	18,750
Payments of preferred dividends	-	(343,480)
Net cash used in financing activities	(3,982,118)	(1,367,464)

Net increase (decrease) in cash and cash equivalents	17,932	(44,626)
Cash and cash equivalents at beginning of period	15,211	60,993
Cash and cash equivalents at end of period	$33,143	$16,367

Supplemental cash flow information:
Cash paid for interest	$725,143	$635,357
Cash paid for income taxes	$1,497,465	$2,419,329

Supplemental schedule of noncash operating activities:
Unrealized loss on interest rate swap	$(650,947)	$(249,016)
Deferred tax	254,000	107,000
Unrealized loss on interest rate swap, net of tax	$(396,947)	$(142,016)

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  Subsequent events have been evaluated through August 12, 2009, the date of issuance of the consolidated financial statements.  The consolidated financial statements as of September 30, 2008 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

Note 2 - Description of Business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas (dba “Tulsat Texas”), Jones Broadband International, Inc. (dba “Tulsat-West”), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”) and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for its customers.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

 Basic and diluted earnings per share for the three and nine months ended June 30, 2009 and 2008 are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net income	$654,606	605,504	$2,307,111	$3,609,724
Dividends on preferred stock	-	-	-	133,480
Net income attributable to
common shareholders	$654,606	$605,504	$2,307,111	$3,476,244

Basic weighted average shares	10,158,185	10,272,015	10,169,987	10,260,149
Effect of dilutive securities:
Stock options	1,855	37,658	1,891	59,830
Diluted weighted average shares	10,160,040	10,309,673	10,171,878	10,319,979

Earnings per common share:
Basic	$0.06	$0.06	$0.23	$0.34
Diluted	$0.06	$0.06	$0.23	$0.34

Note 4 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At June 30, 2009, $0.5 million was outstanding under the Line of Credit, which includes $0.2 million related to outstanding checks that will be funded by the Line of Credit upon clearing the bank.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (1.72% at June 30, 2009), and the interest rate is reset monthly.    Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.5 million at June 30, 2009.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $2.3 million at June 30, 2009 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.72% at June 30, 2009) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $13.9 million at June 30, 2009 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.72% at June 30, 2009) and is reset monthly.

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013.  The interest rate is prime minus 0.25% (3.00% at June 30, 2009).

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

	Amount of Loss Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Nine Months Ended June 30,		June 30,	September 30,
	2009	2008	2009	2008

Interest rate swap agreement	$(396,947)	$(142,016)	$(584,891)	$(187,944)

At June 30, 2009, the entire amount of the interest rate swap was effective.  At June 30, 2009, the notional value of the swap was $13.9 million and the fair value of the interest rate swap was approximately $1.0 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheet.

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

Our interest rate swap is an over-the-counter instrument and is classified in the Level 2 hierarchy as the fair value can be estimated from executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which similar transactions could currently be executed.

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

At June 30, 2009, 1,024,656 shares of common stock were reserved for the exercise of stock awards under the 1998 Incentive Stock Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 581,628 shares were available for future grants.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

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

A summary of the status of the Company's stock options at June 30, 2009 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2008	210,850	$3.67
Granted	-	-
Exercised	-	-
Canceled or forfeitures	(5,000)	$3.00
Outstanding at June 30, 2009	205,850	$3.69

Exercisable at June 30, 2009	108,350	$4.25

The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB No. 107”).  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.  A summary of the Company's current estimates for the nine months ended June 30, 2009 are presented below.

2009
Average expected life (years)	6.25
Average expected volatility factor	30%
Average risk-free interest rate	3.1%
Average expected dividend yield	-

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(unaudited)

Compensation expense related to unvested stock options recorded for the three and nine months ended June 30, 2009 is as follows:

	Three Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2009
Fiscal year 2006 grant	$765	$2,297
Fiscal year 2008 grant	11,828	36,734
Total compensation expense	$12,593	$39,031

For the options granted in fiscal years 2008 and 2006, the Company is recording compensation expense over the vesting term of the related options.  At June 30, 2009, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $56,060.

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

Note 7 – Treasury Stock

In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  During the three and nine months ended June 30, 2009, we acquired in the open market 1,800 shares and 162,864 shares, respectively, of our Company’s common stock at an average price of $1.80 per share and $1.72 per share, respectively.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.7 million under this program.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

Total Net Sales.  Total net sales declined $4.1 million, or 31%, to $9.1 million for the three months ended June 30, 2009 from $13.2 million for the three months ended June 30, 2008.  For the three months ended June 30, 2009, we experienced declines in our new and refurbished equipment sales when compared to the three months ended June 30, 2008 due primarily to the overall downturn in the economy and credit market crisis.  During the current quarter, our large and small MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  Sales of new equipment decreased $2.2 million, or 27%, to $6.0 million for the three months ended June 30, 2009 from $8.2 million for the three months ended June 30, 2008.  Net refurbished sales decreased $1.8 million, or 51%, to $1.8 million for the three months ended June 30, 2009 from $3.6 million for the same period last year.  Net repair service revenues remained flat at $1.4 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Repair revenues remained flat despite the downturn in the economy due to our efforts to promote and expand our repair business.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $3.7 million, or 37%, to $6.2 million for the three months ended June 30, 2009 from $9.9 million for the three months ended June 30, 2008.  Cost of sales as a percent of revenue was 67% for the three months ended June 30, 2009 as compared to 75% for the same period last year.  The decrease in cost of sales was primarily attributable to the decreased sales of new and refurbished equipment as well as an additional charge of $0.5 million recorded to the inventory obsolescence reserve for the three months ended June 30, 2008.  The inventory obsolescence charge of $0.5 million in the third fiscal quarter of 2008 was due to Scientific Atlanta legacy converter boxes that were deemed unsellable.

Gross Profit.  Gross profit decreased $0.4 million, or 12%, to $3.0 million for the three months ended June 30, 2009 from $3.4 million for the three months ended June 30, 2008.  The decrease in gross profit was attributable to the overall decline in net sales partially offset by the absence of the $0.5 million charge to the inventory obsolescence reserve for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Gross profit margins increased to 33% from 25% due primarily to sales of higher margin products and higher margin headend repairs as well as the absence of the $0.5 million inventory obsolescence reserve charge during 2009.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.4 million to $1.7 million for the three months ended June 30, 2009 compared to $2.1 million for the three months ended June 30, 2008.  The decrease was due primarily to decreases in personnel costs, professional services and rent.  At June 30, 2009, we have reduced our headcount by approximately 15% as compared to our headcount at June 30, 2008.  We expect that these reductions, along with other cost saving measures we have taken, will reduce our expenses on an annualized basis by approximately $1.0 million.

Income from Operations.  Income from operations remained flat at $1.3 million for the three months ended June 30, 2009 and 2008.

Interest Expense.  Interest expense was $0.2 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008.  Interest expense decreased $0.1 million due primarily to lower interest rates on our Line of Credit and $2.8 million term loan for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Income Taxes.  The provision for income taxes for the three months ended June 30, 2009 and 2008 was $0.4 million, or an effective rate of 37.5%.

Comparison of Results of Operations for the Nine Months Ended June 30, 2009 and June 30, 2008

Net Sales.  Net sales decreased by $9.7 million, or 23%, to $32.1 million for the nine months ended June 30, 2009 from $41.8 million for the nine months ended June 30, 2008.  For the nine months ended June 30, 2009, we experienced declines in net new and refurbished equipment sales when compared to the nine months ended June 30, 2008 due primarily to the overall downturn in the economy and credit market crisis.  During the nine months ended June 30, 2009, our large and small MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  New equipment sales declined $4.9 million, or 19%, to $20.9 million for the nine months ended June 30, 2009 from $25.8 million for the nine months ended June 30, 2008.  Sales of refurbished products declined $4.7 million, or 40%, to $7.2 million for the nine months ended June 30, 2009 from $12.0 million for the nine months ended June 30, 2008.  In addition to the overall market factors discussed previously, the decrease in sales of refurbished products also results from a $1.9 million decline in the sales of our digital converter boxes. This decline is primarily due to the strengthening of the U.S. dollar, which increased the cost of our products for our international customers, and  the decline in the Latin American economy.  Repair service revenues decreased $0.1 million, or 2%, to $4.0 million for the nine months ended June 30, 2009 from $4.1 million for the nine months ended June 30, 2008.   The repair revenue decline for the nine months ended June 30, 2009 was primarily due to efforts by the small and large MSO customers to conserve cash by limiting the authorization for equipment repairs due to the downturn in the economy, offset by our efforts to promote and expand this line of business.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $6.9 million, or 24%, to $22.2 million for the nine months ended June 30, 2009 from $29.1 million for the nine months ended June 30, 2008.   Cost of sales as a percentage of net sales decreased to 69% for the first nine months of fiscal 2009 from 70% for the same period of fiscal 2008.  The decrease in cost of sales was directly attributable to the decreased sales of new and refurbished equipment as well as an additional charge of $0.5 million recorded to the inventory obsolescence reserve for the nine months ended June 30, 2008.  The inventory obsolescence charge of $0.5 million was due to Scientific Atlanta legacy converter boxes that were deemed unsellable.

Gross Profit.  Gross profit decreased $2.8 million, or 22%, to $9.9 million for the nine months ended June 30, 2009 from $12.7 million for the nine months ended June 30, 2008.  The decrease in gross profit was attributable to the overall decline in net sales partially offset by the absence of the $0.5 million charge to the inventory obsolescence reserve for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  Gross profit margins increased to 31% from 30% due primarily to sales of higher margin products and higher margin headend repairs as well as the absence of the $0.5 million additional charge to the inventory obsolescence reserve during 2009.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.7 million to $5.5 million for the nine months ended June 30, 2009 compared to $6.2 million for the nine months ended June 30, 2008.  The decrease was due primarily to decreases in personnel costs of $0.3 million, rent of $0.2 million and professional services of $0.2 million, partially offset by an increase in the allowance for bad debt of $0.1 million.  At June 30, 2009, we have reduced our headcount by approximately 15% as compared to our headcount at June 30, 2008.  We expect that these reductions, along with other cost saving measures we have taken during fiscal year 2009, will reduce our expenses on an annualized basis by approximately $1.0 million.

Income from Operations.   Income from operations decreased $2.1 million, or 32%, to $4.4 million for the nine months ended June 30, 2009 from $6.5 million for the nine months ended June 30, 2008.

Interest Expense.    Interest expense was $0.7 million for the nine months ended June 30, 2009 and 2008.  Interest expense was flat primarily due to a decrease in interest expense on our Line of Credit and $2.8 million term loan as a result of lower interest rates for the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008.  This decrease was offset by an amendment on November 27, 2007 to our $8.0 million term loan with our primary financial lender to increase the term note to $16.3 million and extend the maturity date to November 30, 2012.  The outstanding balance of the $8.0 million term loan prior to the amendment was $4.3 million.  The proceeds from this amended term loan of $12.0 million were used to redeem all of the issued and outstanding shares of our Series B 7% Cumulative Preferred Stock, which were beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  In connection with the amendment, we entered into an interest rate swap agreement with our primary financial lender to effectively fix the interest rate on this term loan at 5.92%.

Income Taxes.  The provision for income taxes for the nine months ended June 30, 2009 was $1.4 million, or an effective rate of 37.5%, compared to $2.2 million, or an effective rate of 37.5% for the nine months ended June 30, 2008.

Recently issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. SFAS No. 157 does not require any new fair value measurements. This statement was effective for us beginning October 1, 2008.  We have adopted the new disclosure requirements in our consolidated financial statements.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At June 30, 2009, we had total inventory of approximately $35.8 million, against which we have a reserve of $2.0 million for excess and obsolete inventory, leaving us a net inventory of $33.8 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three and nine months ended June 30, 2009, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million and $0.7 million, respectively.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2009, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.3 million, amounted to $3.4 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During the nine months ended June 30, 2009, we generated approximately $4.0 million of cash flow from operations.  The cash flow from operations was impacted by a $3.1 million net decrease in our accounts receivable.  Our trade receivables decreased from fiscal year end 2009 due primarily to lower revenues, and it is taking longer to collect our outstanding receivables due to the economic conditions, but we have not experienced a significant increase in our bad debt write-offs.  Due to the increased collection time and the general economic conditions, we have increased our allowance for doubtful accounts by $69,000 during the nine months ended June 30, 2009.

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

During the nine months ended June 30, 2009, we made principal payments totaling $1.4 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

During the nine months ended June 30, 2009, we acquired in the open market 162,864 shares of our Company’s common stock at an average price of $1.72 per share.  We believe that the recent trading price of our common stock is not fully reflective of the value of the Company’s business and future prospects.  Therefore, we believe that the repurchase of common stock in the open market is in the best interests of the Company and its shareholders.  In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.7 million under this program.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
April 1 – 30, 2009	-	-	-	$669,771
May 1 – 31, 2009	-	-	-	$669,771
June 1 – 30, 2009	1,800	$1.80	1,800	$666,522

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  August 12, 2009                                                                      Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  August 12, 2009                                                                      Scott A. Francis,
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