Form 10-K
period 2009-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2009-12-17
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer   ☐                                                                                     Accelerated filer   ☐
   Non-accelerated filer   ☐                                                                                     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2009 was $7,558,464.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,116,820 as of November 30, 2009.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2010 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2009

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

We continue to expand market presence by creating a network of regionally based subsidiaries that focus on servicing customers in different geographic markets.  The current subsidiary network includes Tulsat Corporation (“Tulsat”), NCS Industries, Inc. (“NCS”), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”), Jones Broadband International, Inc. (dba “Tulsat-West”) and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”).

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  Tulsat, located in Broken Arrow, Oklahoma, is an exclusive Cisco Master Stocking Distributor for certain current and legacy products offered within their Service Provider Video Technology Group (“SPVTG”) and distributes most of Cisco’s other SPVTG products.  Tulsat has also been designated an authorized third party Cisco-SPVTG repair center for select products.  NCS, located in Warminster, Pennsylvania, is a leading distributor of Motorola broadband products.  Our subsidiaries also sell products from other OEMs including Standard, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech and Alpha.

In addition to offering a broad range of new products, we also purchase and sell surplus and refurbished equipment that becomes available in the market as a result of cable operator system upgrades or an overstock in their warehouses.  We maintain one of the industry's largest inventories of new and refurbished equipment, which allows us to deliver products to our customers within a short period of time.  We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Our subsidiaries all operate technical service centers specializing in Cisco-SPVTG, Motorola, Magnavox and power supply repairs.

Overview of the Industry

We participate in markets for equipment sold primarily to cable operators (called multiple system operators or “MSOs”) and other communication companies.  As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by MSOs in the United States.  Within the last few years, many MSOs now offer a “triple-play” bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber.  To offer these expanded services, MSOs have invested significantly to convert their systems to digital networks and continue to upgrade their cable plants to increase the speed of their communication signals.  As a result, many MSOs have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to most of their subscribers through their existing hybrid fiber coaxial infrastructure.

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

We are focused on the opportunities provided by technological changes resulting from the implementation of fiber-to-the home by several large telephone companies, the continued expansion of bandwidth signals by MSOs, and sales to customers in Central and South America.  We continue to stock legacy CATV equipment as well as new digital and optical broadband telecommunications equipment from major suppliers, so we can provide our customers one-stop shopping, access to "hard-to-find" products and reduce customer downtime because we have the product in stock and can deliver to the customer location the next day.  Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations.  Through our seven service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

Recent Business Developments

We are hopeful that the overall economy will start to recover soon, and we are starting to see some positive signs.  However, as of the end of fiscal year 2009, economic factors that are most relevant to our MSO customers, including housing trends and unemployment, have not significantly improved or improved at all.  Therefore, the downturn in the economy and credit market crisis have adversely impacted our equipment sales, since our MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  In addition, the lack of demand for equipment has also allowed the larger original equipment manufacturers to better manage their delivery schedules, which has reduced their need to utilize the on-hand inventory maintained by their distributor networks.  Our sales of refurbished digital converter boxes also declined due primarily to the decline in the Latin American economy.  All of these factors contributed to an overall decrease of $14.0 million in net equipment sales in 2009 as compared to 2008.

We continue to carry one of the most comprehensive mixes of inventory of cable equipment of any reseller in the industry, and we are able to deploy this equipment as needed.  We believe the breadth of our inventory gives us a competitive advantage in the market.  Our mix of inventory at fiscal year-end 2009 consisted of $24.7 million new products and $10.6 million of refurbished products.  We also have a reserve of $2.2 million for obsolete and excess inventory.  If the overall economy starts to recover in the near term, we believe that we have the inventory on hand to satisfy our customers’ needs in the right quantities and mix.  However, if the weak economy continues and our MSO customers continue to delay or reduce their capital projects, we will need to evaluate the potential of increasing our inventory reserve due to excess quantities on hand.

Despite a slowdown in net equipment sales over the past year due to the overall economic conditions, we continued to achieve profitable results, meet our debt covenants and generate positive cash flow, even after paying down our debt $4.7 million.  We believe this demonstrates the strength of our business model, solid customer relationships and management’s ability to keep costs in line with demand.  The demand for our new and refurbished products among large and small MSO customers continues to be impacted by the downturn in the economy.  However, we expect that as the economy improves and the credit crisis eases, our customers will begin to increase their capital expenditures for their necessary bandwidth upgrades and plant expansions.  We will be ready to meet our customers’ needs as this occurs.

In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  During fiscal year 2009, we acquired in the open market and in a privately negotiated transaction a total of 202,864 shares of our Company’s common stock at an average price of $1.74 per share.  We believe that the trading price of our common stock during the past fiscal year was not fully reflective of the value of the Company’s business and future prospects, and therefore, the repurchase of common stock was in the best interest of the Company and its shareholders.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.6 million under this program.

Under the terms of our current agreement with Cisco, Tulsat is authorized to carry and resell the entire line of Cisco-SPVTG current and legacy equipment and also continues to be the exclusive distributor for select Cisco-SPVTG headend and transmission products for United States customers through January 15, 2010.  We have every expectation that we will continue to be a top distributor for Cisco.  Tulsat has a Repair Center Agreement with Cisco for its SPVTG products through June 2010.  Tulsat also has a Third Party Service Agreement with Cisco.  This service agreement allows Tulsat to act as an authorized service provider for select Cisco-SPVTG equipment within the United States.

Products and Services

We offer our customers a wide range of new, surplus new and refurbished products that are used in connection with video, telephone and internet data signals.

Headend products are used by a system operator for signal acquisition, processing and manipulation for further transmission.  Among the products we offer in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors.  The headend of a television signal distribution system is the “brain” of the system; the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

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

Digital converters and modems are boxes placed inside the home that receive record and transmit video, data and telephony signals.  Among the products we offer in this category are remanufactured Cisco and Motorola digital converter boxes and modems.

We also inventory and sell to our customers other hardware such as test equipment, connector and cable products.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2009	2008	2007
United States	$38,431,079	$48,597,910	$59,756,983
Mexico, Canada, Central America, South America and Other	3,812,513	7,850,651	5,889,102

	$42,243,592	$56,448,561	$65,646,085

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2009, sales of new products represented 64% of our total revenues and re-manufactured product sales represented 23%.  Repair and other services contributed the remaining 13% of revenues.

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

Suppliers

In 2009, we purchased approximately $12.4 million of new inventory directly from Cisco and approximately $2.5 million of new inventory directly from Motorola.  These purchases represented approximately 42% of our total inventory purchases for 2009.  In addition to purchasing inventory from other original equipment manufacturers, we also purchase used or surplus new inventory from MSOs who have upgraded or are in the process of upgrading their systems.

Seasonality

Many of the products that we sell are installed outdoors and can be damaged by storms and power surges.  Consequently, we experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

Competition and Working Capital Practices.

The CATV industry is highly competitive with numerous companies competing in various segments of the market.  There are a number of competitors throughout the United States buying and selling new and remanufactured CATV equipment similar to the products that we offer.  However, most of these competitors do not maintain the large inventory that we carry due to working capital limitations.  We maintain the practice of carrying large quantities of inventory to meet both the customers' urgent needs and mitigate the extended lead times of our suppliers.  In terms of sales and inventory on hand, we are the largest reseller in this industry, providing both sales and service of new and re-manufactured CATV equipment.

We also compete with our OEM suppliers as they sell directly to our customers.  Our OEM suppliers have a competitive advantage over us as they can sell products at lower prices than we offer.  As a result, we are often considered a secondary supplier by large MSOs and telephone companies when they are making large equipment purchases or upgrades.  However, for smaller orders or items that are needed to be delivered quickly, we often hold an advantage over these suppliers as we carry most inventory in stock and can have it delivered in a very short timeframe.

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a large inventory and continue to reinvest excess cash flow in new inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  Our working capital requirements are generally met by cash flow from operations and a bank line of credit which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from these sources to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of over 1,600 active accounts.  Sales to our largest customer accounted for approximately 7% of our revenues in 2009.  Approximately 22% of our revenues for both 2009 and 2008 were derived from sales of products and services to our five largest customers.  There are approximately 6,000 cable television systems within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2009, we had 140 employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

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

Tulsat also continues to lease warehouse space of approximately 56,000 square feet from an entity that is controlled by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  The lease expired on September 20, 2008 and is now on a month-to-month basis with a monthly payment of $7,500.

•	Deshler, Nebraska – Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million, financed by a loan of $0.4 million of which $0.2 million is outstanding at September 30, 2009, due in monthly payments through 2013 at an interest rate of prime minus 0.25%.  NCS also leases property of approximately 2,000 square feet, with monthly rental payments of $1,273 through December 31, 2009 and $1,298 beginning January 1, 2010 through December 31, 2010.  NCS also rents on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,250.

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

•	New Boston, Texas – Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwannee, Georgia – Tulsat-Atlanta leases an office and service center of approximately 5,000 square feet, with monthly lease payments of $3,360 through January 31, 2011.

•	Oceanside, California – Jones Broadband leases an office, warehouse and service center of approximately 15,000 square feet for $12,991 a month. The lease term ends November 30, 2010.

•
Chambersburg, Pennsylvania – Broadband Remarketing International leases an office, warehouse and service center of approximately 11,000 square feet for $6,137 a month.  The lease term ends June 30, 2010.

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

Item 4.                 Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our shareholders in the fourth quarter of fiscal year 2009.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2009	High	Low

First Quarter	$2.65	$1.02
Second Quarter	$2.40	$1.25
Third Quarter	$1.99	$1.30
Fourth Quarter	$2.32	$1.61

Year Ended September 30, 2008

First Quarter	$9.00	$5.21
Second Quarter	$6.29	$3.45
Third Quarter	$4.25	$3.00
Fourth Quarter	$3.57	$2.09

Holders

As of September 30, 2009, we have approximately 70 shareholders of record and, based on information received from brokers, there are approximately 1,700 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business. The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	148,850	$3.43	652,645
Equity compensation plans not approved by security holders	0	0	0
Total	148,850	$3.43	652,645

Purchases of equity securities by the issuer and affiliated purchasers.

The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
July 1 – 31, 2009	–	–	–	$669,771
August 1 – 31, 2009	40,000	$1.82	40,000	$593,721
September 1 – 30, 2009	–	–	–	$593,721

1.
We have one program, which was announced in 2000 after approval by our Board of Directors, to repurchase up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The shares purchased during these periods were purchased in a privately negotiated transaction pursuant to this program.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  This program has no expiration date.

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Year ended September 30,
	2009	2008	2007	2006	2005

Net sales and service income	$42,244	$56,449	$65,646	$52,541	$50,273

Income from operations	$5,768	$8,452	$12,543	$8,117	$9,973

Net income applicable to common shareholders	$3,019	$4,534	$6,590	$4,003	$4,974

Earnings per share
Basic	$0.30	$0.44	$0.64	$0.39	$0.49
Diluted	$0.30	$0.44	$0.64	$0.39	$0.49

Total assets	$49,433	$51,800	$49,009	$40,925	$39,269

Long-term obligations inclusive of current maturities	$15,857	$20,510	$9,009	$9,385	$9,382

Item 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report.  Certain statements in the discussion contain forward-looking statements based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.

General

We are a value added reseller for select Cisco and Motorola broadband new products, and we are a distributor for several other manufacturers of CATV equipment.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we also market our products and services to the larger cable multiple system operators (“MSOs”) and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services including data, voice and video.

Overview

We are hopeful that the overall economy will start to recover soon, and we are starting to see some positive signs.  However, as of the end of fiscal year 2009, economic factors that are most relevant to our MSO customers, including housing trends and unemployment, have not significantly improved or improved at all.  Therefore, the downturn in the economy and credit market crisis have adversely impacted our equipment sales, since our MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  In addition, the lack of demand for equipment has also allowed the larger original equipment manufacturers to better manage their delivery schedules, which has reduced their need to utilize the on-hand inventory maintained by their distributor networks.  Our sales of refurbished digital converter boxes also declined due primarily to the decline in the Latin American economy.  All of these factors contributed to an overall decrease of $14.0 million in net equipment sales in 2009 as compared to 2008.

We continue to carry one of the most comprehensive mixes of inventory of cable equipment of any reseller in the industry, and we are able to deploy this equipment as needed.  We believe the breadth of our inventory gives us a competitive advantage in the market.  Our mix of inventory at fiscal year-end 2009 consisted of $24.7 million new products and $10.6 million of refurbished products.  We also have a reserve of $2.2 million for obsolete and excess inventory.  If the overall economy starts to recover in the near term, we believe that we have the inventory on hand to satisfy our customers’ needs in the right quantities and mix.  However, if the weak economy continues and our MSO customers continue to delay or reduce their capital projects, we will need to evaluate the potential of increasing our inventory reserve due to excess quantities on hand.

Despite a decrease in net equipment sales over the past year due to the overall economic conditions, we continued to achieve profitable results, meet our debt covenants and generate positive cash flow, even after paying down our debt $4.7 million.  We believe this demonstrates the strength of our business model, solid customer relationships and management’s ability to keep costs in line with demand.  The demand for our new and refurbished products among large and small MSO customers continues to be impacted by the downturn in the economy.  However, we expect that as the economy improves and the credit crisis eases, our customers will begin to increase their capital expenditures for their necessary bandwidth upgrades and plant expansions.  We will be ready to meet our customers’ needs once this occurs.

Results of Operations

Year Ended September 30, 2009, compared to Year Ended September 30, 2008 (all references are to fiscal years)

Total Net Sales.  Total net sales declined $14.2 million, or 25%, to $42.2 million for 2009 from $56.4 million for 2008.  Sales of new equipment decreased $7.6 million, or 22%, to $27.1 million in 2009 from $34.7 million in 2008.  Refurbished sales decreased $6.4 million, or 40%, to $9.7 million in 2009 from $16.1 million in 2008.  The decrease in sales of refurbished products includes a $3.8 million decline in the sales of our digital converter boxes.  Net repair service revenues decreased $0.2 million, or 3%, to $5.5 million for 2009 from $5.7 million in 2008.   The repair revenue decline for 2009 was primarily due to efforts by the large and small MSO customers to conserve cash by limiting the authorization for equipment repairs due to the downturn in the economy, offset by our efforts to promote and expand this line of business.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $10.5 million, or 26%, to $29.3 million for 2009 from

$39.8 million for 2008.  Cost of sales this year were 69% of total net sales compared to 71% last year.  The decrease in cost of sales was directly related to the decrease in equipment sales during 2009.  Cost of sales was also impacted by decreased charges to our reserve for obsolete and excess inventory of $0.7 million to $1.0 million in 2009 from $1.7 million in 2008 due primarily to additional charges in 2008 of $0.5 million for Cisco legacy converter boxes that were deemed unsellable and $0.3 million for unsellable inventory at our Tulsat-West location.

Gross Profit.  Gross profit in 2009 decreased $3.7 million to $12.9 million from $16.6 million in 2008.  The decreased gross profit was primarily attributable to the decline in equipment sales, partially offset by the absence of the $0.8 million additional charges in 2008 to the reserve for obsolete and excess inventory discussed above.  Gross profit margins increased to 31% from 29% due primarily to sales of higher margin products and higher margin headend repairs.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication, professional services and charges for bad debts, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased by $1.0 million to $7.2 million in 2009 from $8.2 million in 2008.  The decrease was primarily due to reductions in payroll expenses of $0.5 million, rent of $0.2 million and professional services of $0.2 million, partially offset by an increase in the allowance for bad debt of $0.1 million.  At September 30, 2009, we have reduced our headcount for full-time employees by approximately 10% as compared to our headcount at September 30, 2008.

Income from Operations.  Income from operations decreased $2.7 million, or 32%, to $5.8 million for 2009 from $8.5 million in 2008.

Interest Expense.  Interest expense for 2009 was $0.9 million compared to $1.0 million in 2008.  Interest expense decreased on our line of credit and $2.8 million term loan as a result of lower interest rates for 2009 as compared with 2008 as well as an overall lower utilization of our line of credit in 2009 as compared to 2008.  This decrease was offset by an amendment on November 27, 2007 to our $8.0 million term note with our primary financial lender to increase the term note to $16.3 million and extend the maturity date to November 30, 2012.  In connection with the amendment, we also entered into an interest rate swap agreement with our primary financial lender to effectively fix the rate on this debt at 5.92%.

Income Taxes.  The provision for income taxes for 2009 decreased $1.0 million to $1.8 million, or an effective rate of 37.5%, for 2009 from $2.8 million, or an effective rate of 37.5%, for 2008.

Year Ended September 30, 2008, compared to Year Ended September 30, 2007

Total Net Sales.  Total net sales declined $9.2 million, or 14%, to $56.4 million for 2008 from $65.6 million for 2007.  Sales of new equipment decreased $10.3 million, or 23%, to $34.7 million in 2008 from $45.0 million in 2007, driven by decreases in sales of $11.1 million by our top MSO and telephone customers.   Refurbished sales increased $0.8 million, or 5%, to $16.1 million in 2008 from $15.3 million in 2007.  This increase came primarily from sales of refurbished digital converter boxes of $5.4 million in 2008 as compared to $4.1 million in 2007.  Net repair service revenues increased $0.3 million, or 5%, to $5.7 million for 2008 from $5.4 million in 2007.   The increase in service revenues results from higher volumes of equipment failures as certain customers delay equipment upgrades and then incur additional out of warranty equipment failures.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $4.5 million, or 10%, to $39.8 million for 2008 from $44.3 million for 2007.  Cost of sales this year were 71% of total net sales compared to 68% last year.  The decrease in cost of sales was directly related to the decrease in new equipment sales during 2008.  Cost of sales was also impacted by increased charges of $1.0 million to $1.7 million in 2008 from $0.7 million in 2007 to our reserve for obsolete and excess inventory due primarily to a $0.5 million reserve for Cisco legacy converter boxes that were deemed unsellable and a $0.3 million reserve for unsellable inventory at our Tulsat-West location.

Gross Profit.  Gross profit in 2008 decreased $4.7 million to $16.6 million from $21.3 million in 2007.  The decreased gross profits were attributed to the decline in sales of new products. Gross profit margins decreased to 29% from 32% due primarily to product line mix changes and increased price pressures from other competitors due to the overall decline in CATV equipment purchasing during 2008.  In addition, our gross margin was impacted due to increased charges of $1.0 million to our reserve for obsolete and excess inventory.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include all personnel costs, including fringe benefits, insurance and business taxes, occupancy, communication, professional services and charges for bad debts, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased by $0.6 million to $8.2 million in 2008 from $8.8 million in 2007.  The decrease was primarily due to reduced payroll expenses associated with bonuses and commissions, rental costs, property taxes and charges to bad debt for a combined savings of $0.7 million.  These savings were partially offset by an increase in professional services of $0.2 million due primarily to consulting expenses incurred to assist us in meeting the internal control assessment requirements of the Sarbanes Oxley Act of 2002.

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During 2009, we generated approximately $5.7 million of cash flow from operations.  The cash flow from operations was impacted by a $2.5 million net decrease in our accounts receivable.  Our trade receivables decreased from 2008 due primarily to lower revenues.  Despite the overall economic conditions, we have not experienced a significant increase in our bad debt write-offs.  However, due to the economic downturn, we have increased our allowance for doubtful accounts by $47,000 for 2009.  The cash flow from operations was used primarily for debt service and repurchase of our Company’s stock discussed below.

The $7.0 million line of credit will continue to be used to finance our working capital requirements as necessary.  At September 30, 2009, there was not a balance outstanding under the line of credit.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, our total line of credit available borrowing base was $7.0 million at September 30, 2009.  The entire outstanding balance on the revolving credit facility is due on maturity.

During 2009, we made principal payments totaling $1.9 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  During fiscal year 2009, we acquired in the open market and in a privately negotiated transaction a total of 202,864 shares of our Company’s common stock at an average price of $1.74 per share.  We believe that the trading price of our common stock during the past fiscal year was not fully reflective of the value of the Company’s business and future prospects, and therefore, the repurchase of common stock was in the best interest of the Company and its shareholders.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.6 million under this program.

We believe that our cash flow from operations, existing cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2009 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At September 30, 2009, we had total inventory of approximately $35.4 million, consisting of approximately $24.7 million in new products and approximately $10.7 million in used or refurbished products against which we have a reserve of $2.2 million for excess and obsolete inventory, leaving us a net inventory of $33.2 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  During 2009, we increased our reserve for excess and obsolete inventory by approximately $1.0 million.  In addition during 2009, we wrote down the carrying value of certain inventory items by approximately $0.8 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The reserve for bad debts was $0.3 million at September 30, 2009 and September 30, 2008.   At September 30, 2009, accounts receivable, net of allowance for doubtful accounts, amounted to approximately $4.2 million.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is codified under FASB ASC 105, Generally Accepted Accounting Principles.  This standard established the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated its references to GAAP in its financial statements issued for the fiscal year ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which is now codified under FASB ASC 855, Subsequent Events.  FASB ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. FASB ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements.  SFAS No. 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  SFAS No. 162 was effective November 13, 2008.  The adoption of this standard did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, which is now codified under FASB ASC 815, Derivatives.   This standard requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments and related hedged items on our financial position, financial performance, and cash flows.  This statement was effective for us beginning January 1, 2009.  The adoption of this standard did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is now codified under FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a consistent framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. FASB ASC 820 does not require any new fair value measurements. This codification was effective for us beginning October 1, 2008.  We have adopted the new disclosure requirements in our consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2009.  In connection with our audits of the financial statements, we have also audited the financial statement schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  Hogan & Slovacek, P.C. audited the financial statements of the Company as of September 30, 2008, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2008, and merged with Tullius Taylor Sartain & Sartain LLP to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 17, 2009
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$700,004	$15,211
Accounts receivable, net of allowance of $300,000 and $253,000, respectively	4,199,136	6,704,162
Income tax refund receivable	88,411	83,735
Inventories, net of allowance for excess and obsolete inventory of $2,196,000 and $1,958,000, respectively	33,166,624	33,678,418
Prepaid expenses	107,423	108,560
Deferred income taxes	1,282,000	1,069,000
Total current assets	39,543,598	41,659,086

Property and equipment, at cost:
Land and buildings	7,188,936	7,181,143
Machinery and equipment	3,258,819	3,267,868
Leasehold improvements	205,797	205,797
	10,653,552	10,654,808
Less accumulated depreciation and amortization	(3,096,885)	(2,728,633)
Net property and equipment	7,556,667	7,926,175

Other assets:
Deferred income taxes	744,000	625,000
Goodwill	1,560,183	1,560,183
Other assets	28,098	29,112
Total other assets	2,332,281	2,214,295

Total assets	$49,432,546	$51,799,556

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,523,143	$3,267,006
Accrued expenses	1,095,822	1,146,672
Bank revolving line of credit	–	2,789,252
Notes payable – current portion	1,863,767	1,860,163
Total current liabilities	5,482,732	9,063,093

Notes payable	13,992,873	15,860,245
Other liabilities	1,049,685	299,944

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,340,784 and 10,294,115 shares issued and outstanding, respectively	103,408	102,941
Paid in capital	(6,151,530)	(6,272,897)
Retained earnings	36,007,342	32,988,338
Accumulated other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(645,685)	(187,944)
	29,313,535	26,630,438

Less: Treasury stock, 223,964 and 21,100 shares, respectively, at cost	(406,279)	(54,164)
Total shareholders’ equity	28,907,256	26,576,274

Total liabilities and shareholders’ equity	$49,432,546	$51,799,556

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2009	2008	2007
Sales:
Net new sales income	$27,053,746	$34,678,054	$44,991,536
Net refurbished sales income	9,704,744	16,090,192	15,264,336
Net service income	5,485,102	5,680,315	5,390,213
Total net sales	42,243,592	56,448,561	65,646,085
Cost of sales	29,315,645	39,839,667	44,336,505
Gross profit	12,927,947	16,608,894	21,309,580
Operating, selling, general and administrative expenses	7,159,604	8,156,536	8,766,136
Income from operations	5,768,343	8,452,358	12,543,444
Interest expense	936,339	983,564	555,105
Income before income taxes	4,832,004	7,468,794	11,988,339
Provision for income taxes	1,813,000	2,801,000	4,558,000
Net income	3,019,004	4,667,794	7,430,339

Other comprehensive income:
Unrealized loss on interest rate swap, net of $292,000, $112,000 and $34,000 tax benefit, respectively	(457,741)	(225,302)	(55,148)

Comprehensive income	$2,561,263	$4,442,492	$7,375,191

Net income	3,019,004	4,667,794	7,430,339
Preferred stock dividends	–	133,480	840,000
Net income attributable to common shareholders	$3,019,004	$4,534,314	$6,590,339

Earnings per share:
Basic	$0.30	$0.44	$0.64
Diluted	$0.30	$0.44	$0.64
Shares used in per share calculation:
Basic	10,162,122	10,263,365	10,237,331
Diluted	10,164,216	10,281,136	10,250,835

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2009, 2008 and 2007

						Accumulated
			Series B			Other
	Common Stock		Preferred	Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2006	10,252,856	$102,528	$12,000,000	$(6,474,018)	$21,863,685	$92,506	$(54,164)	$27,530,537

Net income	–	–	–	–	7,430,339	–	–	7,430,339
Preferred stock dividends	–	–	–	–	(840,000)	–	–	(840,000)
Stock options exercised	17,900	180	–	33,193	–	–	–	33,373
Net unrealized loss on interest swap	–	–	–	–	–	(55,148)	–	(55,148)
Share based compensation expense	–	–	–	57,251	–	–	–	57,251

Balance, September 30, 2007	10,270,756	$102,708	$12,000,000	$(6,383,574)	$28,454,024	$37,358	$(54,164)	$34,156,352

Net income	–	–	–	–	4,667,794	–	–	4,667,794
Preferred stock dividends	–	–	–	–	(133,480)	–	–	(133,480)
Repurchase of preferred stock	–	–	(12,000,000)	–	–	–	–	(12,000,000)
Stock issuance	16,359	164	–	69,836	–	–	–	70,000
Stock options exercised	7,000	69	–	20,180	–	–	–	20,249
Net unrealized loss on interest swap	–	–	–	–	–	(225,302)	–	(225,302)
Share based compensation expense	–	–	–	20,661	–	–	–	20,661

Balance, September 30, 2008	10,294,115	$102,941	$–	$(6,272,897)	$32,988,338	$(187,944)	$(54,164)	$26,576,274

Net income	–	–	–	–	3,019,004	–	–	3,019,004
Purchase of common stock	–	–	–	–	–	–	(352,115)	(352,115)
Stock issuance	46,669	467	–	69,533	–	–	–	70,000
Net unrealized loss on interest swap	–	–	–	–	–	(457,741)	–	(457,741)
Share based compensation expense	–	–	–	51,834	–	–	–	51,834

Balance, September 30, 2009	10,340,784	$103,408	$–	$(6,151,530)	$36,007,342	$(645,685)	$(406,279)	$28,907,256

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30,
	2009	2008	2007
Operating Activities
Net income	$3,019,004	$4,667,794	$7,430,339
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	411,052	388,702	307,752
Provision for losses on accounts receivable	129,307	38,238	185,000
Provision for excess and obsolete inventories	970,720	1,670,425	746,000
(Gain) loss on disposal of property and equipment	(8,594)	-	100,971
Deferred income tax provision (benefit)	(40,000)	(225,000)	419,000
Share based compensation expense	121,834	61,492	60,314
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	2,375,719	(32,521)	(1,576,752)
Income tax refund receivable	(4,676)	69,517	154,047
Inventories	(458,926)	(3,884,316)	(3,219,831)
Prepaid expenses	1,137	16,559	43,736
Other assets	1,014	42,423	31,839
Accounts payable	(743,863)	(1,034,666)	1,683,182
Accrued expenses	(50,850)	(185,218)	296,585
Net cash provided by operating activities	5,722,878	1,593,429	6,662,182

Investing Activities
Additions to machinery and equipment	(58,411)	(125,610)	(381,471)
Additions of land and buildings	(11,133)	(694,743)	(4,820,220)
Disposals of machinery and equipment	36,594	3,500	-
Investment in Jones Broadband International	–	–	(145,834)
Acquisition of business and certain assets	–	–	(166,951)
Net cash used in investing activities	(32,950)	(816,853)	(5,514,476)

Financing Activities
Net change under bank revolving line of credit	(2,789,252)	1,053,847	(1,741,217)
Proceeds on notes payable	–	12,000,000	2,760,291
Payments on notes payable	(1,863,768)	(1,552,974)	(1,394,995)
Repurchase of preferred stock	–	(12,000,000)	–
Purchase of treasury stock	(352,115)	–	–
Proceeds from stock options exercised	–	20,249	30,310
Payments of preferred dividends	–	(343,480)	(840,000)
Net cash used in financing activities	(5,005,135)	(822,358)	(1,185,611)

Net increase (decrease) in cash and cash equivalents	684,793	(45,782)	(37,905)
Cash and cash equivalents at beginning of year	15,211	60,993	98,898
Cash and cash equivalents at end of year	$700,004	$15,211	$60,993

Supplemental cash flow information:
Cash paid for interest	$944,777	$901,940	$558,605
Cash paid for income taxes	$1,934,465	$2,946,329	$4,084,459

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. and its subsidiaries (the “Company”) sells new, surplus, and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company is also a repair center for various cable companies.

Summary of Significant Accounting Policies

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries:  Tulsat Corporation, NCS Industries, Inc., Tulsat-Atlanta LLC, ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services), Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), Jones Broadband International, Inc. (dba Tulsat-West) and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International).   All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and is aggregated for segment reporting purposes.

FASB Accounting Standards Codification

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure that the Company’s financial condition, results of operations and cash flows are consistently reported.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“Codification” or “ASC”).  The FASB finalized the Codification effective for periods ending on or after September 15, 2009.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment

Property and equipment consists of office equipment, warehouse and service equipment and buildings with estimated useful lives of 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation and amortization expense was $0.4 million, $0.4 million and $0.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired.  The Company performed annual goodwill impairment tests, which indicated that goodwill was not impaired as of September 30, 2009 or 2008.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting pursuant to ASC Topic 740, Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue recognition and product line reporting

The Company’s principal sources of revenues are from sales of new, refurbished or used equipment and repair services.  As a stocking distributor for several cable television equipment manufacturers, the Company offers a broad selection of inventoried and non-inventoried products.  The Company’s sales of different products fluctuate from year to year as its customers’ needs change.  Because the Company’s product line sales change from year to year, the Company does not report sales by product line for management reporting purposes and does not disclose sales by product line in these financial statements.

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

Derivatives

FASB ASC 815, Derivatives and Hedging, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).  The Company's objective of holding derivatives is to minimize the risks of interest rate fluctuation by using the most effective methods to eliminate or reduce the impact of this exposure.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net New Sales Income, Net Refurbished Sales Income and Net Service Income in the accompanying Consolidated Statements of Income.  Actual costs for shipping and handling of these sales are included in Cost of Sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.3 million, $0.3 million and $0.4 million for the years ended September 30, 2009, 2008 and 2007, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2009 that contributed in excess of 10% of the total net sales.  Sales to foreign (non-U.S. based customers) total approximately $3.8 million, $7.9 million and $5.9 million for the years ended September 30, 2009, 2008 and 2007, respectively.  In 2009, the Company purchased approximately 35% of our inventory from Cisco, formerly Scientific-Atlanta, and approximately 7% of our inventory from Motorola.  The concentration of suppliers of our inventory subjects us to risk.

Employee stock-based awards

FASB ASC 718, Stock Compensation, requires all share-based payments to employees, including grants of employee stock options, be recognized in financial statements based on their grant date fair value over the requisite service period.  The Company determines the fair value of the options issued, using the Black-Scholes valuation model, and amortizes the calculated value over the vesting term of the stock options.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impact of recently issued accounting standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is codified under FASB ASC 105, Generally Accepted Accounting Principles.  This standard established the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated its references to GAAP in its financial statements issued for the fiscal year ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which is now codified under FASB ASC 855, Subsequent Events.  FASB ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events. FASB ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009.  We have adopted the new disclosure requirements in our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing United States generally accepted accounting principles financial statements.  SFAS No. 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  SFAS No. 162 was effective November 13, 2008.  The adoption of this standard did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”, which is now codified under FASB ASC 815, Derivatives.  This standard requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments and related hedged items on our financial position, financial performance, and cash flows.  This statement was effective for us beginning January 1, 2009.  The adoption of this standard did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is now codified under FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a consistent framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. FASB ASC 820 does not require any new fair value measurements. This codification was effective for us beginning October 1, 2008.  We have adopted the new disclosure requirements in our consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 – Inventories

Inventories at September 30, 2009 and 2008 are as follows:

	2009	2008
New	$24,723,788	$23,563,135
Refurbished	10,638,836	12,073,283
Allowance for excess and obsolete inventory	(2,196,000)	(1,958,000)

	$33,166,624	$33,678,418

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory remanufactured, Company remanufactured and used products.

The Company regularly reviews inventory quantities on hand, and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the fiscal years ended September 30, 2009, 2008 and 2007, increasing the cost of sales by approximately $1.0 million, $1.7 million and $0.7 million, respectively.

Note 3 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2009, 2008 and 2007 consists of:

	2009	2008	2007
Current	$1,853,000	$3,026,000	$4,139,000
Deferred	(40,000)	(225,000)	419,000

	$1,813,000	$2,801,000	$4,558,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2009, 2008 and 2007:

	2009	2008	2007
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S.
federal tax benefit	4.7%	4.6%	4.5%
Tax credits and exclusions	(1.2%)	(1.1%)	(0.5%)

Company’s effective tax rate	37.5%	37.5%	38.0%

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets at September 30, 2009 and 2008 consist of the following:

	2009	2008
Net operating loss carryforwards	$826,000	$916,000
Financial basis in excess of tax basis of certain assets	(574,000)	(589,000)
Accounts receivable	116,000	96,000
Inventory	1,015,000	966,000
Interest rate swap	404,000	112,000
Other, net	239,000	193,000

	$2,026,000	$1,694,000

Deferred tax assets are classified as:
Current	$1,282,000	$1,069,000
Noncurrent	744,000	625,000

	$2,026,000	$1,694,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $2.1 million at September 30, 2009, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts from 2010 to 2020.

In accordance with FASB ASC 740, Income Taxes, the Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  The Company has concluded, based on its historical earnings and projected future earnings, that it will be able to realize the full effect of the deferred tax assets and no valuation allowance is needed.

Note 4 – Accrued Expenses

Accrued expenses as of September 30, 2009 and 2008 are as follows:

	2009	2008
Employee costs	$724,349	$791,095
Taxes other than income tax	148,540	150,348
Interest	73,186	81,624
Other, net	149,749	123,605

	$1,095,824	$1,146,672

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  The outstanding balance under the Line of Credit was $0.0 million and $2.8 million at September 30, 2009 and 2008, respectively.  The September 30, 2008 amount outstanding included $1.8 million of outstanding checks that would have been funded by the Line of Credit upon clearing the bank.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (1.66% at September 30, 2009), and the interest rate is reset monthly.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, the Company’s total Line of Credit available borrowing base was $7.0 million at September 30, 2009.  Among other financial covenants, the credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this note was $2.2 million and $2.4 million at September 30, 2009 and 2008, respectively.  This note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.66% at September 30, 2009) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $13.4 million and $15.1 million at September 30, 2009 and 2008, respectively.  This note is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.66% at September 30, 2009).

The Company’s other note payable of $0.2 million at both September 30, 2009 and 2008, secured by real estate, is due in monthly payments through 2013.  The interest rate is prime minus 0.25% (3.00% at September 30, 2009).

The carrying value of the Company’s borrowings approximates fair value as the interest rate fluctuates periodically based on a floating interest rate.

The aggregate minimum maturities of notes payable and the line of credit for each of the next five years are as follows:

2010	$1,863,767
2011	1,863,767
2012	1,863,767
2013	8,762,728
2014	184,008
Thereafter	1,318,604

Total	$15,856,641

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 – Derivative Financial Instruments

On November 27, 2007, the Company entered into an interest rate swap agreement to effectively fix the interest rate on the $16.3 million term note at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with FASB ASC 815, Derivatives and Hedging. The following table presents certain information regarding our interest rate swap.

	Amount of Loss Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Year Ended September 30,		September 30,	September 30,
	2009	2008	2009	2008

Interest rate swap agreement	$(457,741)	$(225,302)	$(645,685)	$(187,944)

At September 30, 2009, the notional value of the swap was $13.4 million and the fair value of the interest rate swap was approximately $1.0 million, which is included in other liabilities on the Company’s Consolidated Balance Sheet.

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value. The three levels of the fair value hierarchy are as follows:

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

Note 7 – Stock-Based Compensation and Preferred Stock

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2009, 1,024,656 million shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 652,645 shares were available for future grants.

Stock Options

Stock options are accounted for in accordance with the provisions of FASB ASC 718, Stock Compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, be recognized in financial statements based on their grant date fair value over the requisite service period.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period.  Stock options granted to employees generally become exercisable over a four-year period from the date of grant and generally expire ten years after the date of grant.  Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the date of grant.

A summary of the status of the Company's stock options at September 30, 2009, 2008 and 2007 and changes during the years then ended is presented below:

	2009		2008		2007
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Outstanding, beginning of year	210,850	$3.67	117,850	$4.20	104,750	$4.01
Granted	–	–	100,000	$3.00	30,000	$3.45
Exercised	–	–	(7,000)	$2.89	(16,900)	$1.69
Canceled	(62,000)	$4.23	–	–	–	–
Outstanding, end of year	148,850	$3.43	210,850	$3.67	117,850	$4.20
Exercisable, end of year	88,850	$3.72	105,850	$4.21	110,350	$3.15

Information about the Company’s outstanding and exercisable stock options at September 30, 2009 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$3.001	80,000	20,000	8.9 years
$3.450	15,000	15,000	7.5 years
$5.780	15,000	15,000	6.5 years
$4.620	15,000	15,000	5.5 years
$4.400	3,000	3,000	4.5 years
$1.650	2,000	2,000	3.5 years
$0.810	2,000	2,000	2.5 years
$1.500	4,850	4,850	1.5 years
$3.125	12,000	12,000	0.5 years
	148,850	88,850

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

No nonqualified stock options were granted in fiscal year 2009.  In the fourth quarter of fiscal year 2008, the Company granted nonqualified stock options to certain executives and employees of the Company totaling 100,000 shares.  In the second quarter of fiscal year 2007, the Company granted nonqualified stock options to outside directors and executives totaling 30,000 shares.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the years ended September 30, 2008 and 2007 are as follows:

	2008	2007
Estimated fair value of options at grant date	$108,680	$48,060
Black-Scholes model assumptions:
Average expected life (years)	6.25	5.50
Average expected volatility factor	30%	25%
Average risk-free interest rate	3.1%	4.5%
Average expected dividends yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Fiscal year 2006 grant	$3,063	$6,510	$12,254
Fiscal year 2007 grant	–	–	48,060
Fiscal year 2008 grant	48,771	14,151	–

Total compensation expense	$51,834	$20,661	$60,314

For the options granted in fiscal years 2006 and 2008, the Company is recording compensation expense over the vesting term of the related options.  All of the options granted in fiscal year 2007 were fully vested and, as such, their calculated fair value was expensed on the grant date.

Restricted stock

The Company granted restricted stock in March 2009 and 2008 to its Board of Directors totaling 46,669 shares and 16,359 shares, respectively, which were valued at market value on the date of grant.  The shares are held by the Company for 12 months and are delivered to the directors at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $70,000 for both fiscal year grants and is amortized over the 12 month holding period as

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation expense.  Compensation expense related to restricted stock recorded for the years ended September 30, 2009 and 2008 is as follows, no such grants were made for year ended September 30, 2007:
	2009	2008
Fiscal year 2008 grant	$29,169	$40,831
Fiscal year 2009 grant	40,831	–

	$70,000	$40,831

Preferred Stock

All of the shares of the Company’s Series B 7% Cumulative Preferred Stock were redeemed for $12.0 million on November 27, 2007 by utilizing proceeds from the $16.3 term loan under the Revolving Credit and Term Loan Agreement.  These shares of preferred stock were beneficially held by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and his spouse.

Note 8 – Treasury Stock

In 2000, our Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.  During fiscal year 2009, we acquired in the open market and in a privately negotiated transaction a total of 202,864 shares of our Company’s common stock at an average price of $1.74 per share.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.6 million under this program.

Note 9 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan for the years ended September 30, 2009, 2008 and 2007 were $0.2 million, $0.2 million and $0.3 million, respectively.

Note 10 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2009, 2008 and 2007 are:

	2009	2008	2007
Net income	$3,019,004	$4,667,794	$7,430,339
Dividends on preferred stock	–	133,480	840,000
Net income attributable to
common shareholders	$3,019,004	$4,534,314	$6,590,339

Basic weighted average shares	10,162,122	10,263,365	10,237,331
Effect of dilutive securities:
Stock options	2,094	17,771	13,504
Diluted weighted average shares	10,164,216	10,281,136	10,250,835

Earnings per common share:
Basic	$0.30	$0.44	$0.64
Diluted	$0.30	$0.44	$0.64

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year.

	2009	2008	2007
Stock options excluded	140,000	60,000	60,000
Weighted average exercise price of
stock options	$3.56	$5.30	$5.30
Average market price of common stock	$1.80	$4.48	$4.53

Note 11 – Related Parties

Cash used in financing activities of $1.6 million, $1.6 million and $0.8 million in 2009, 2008 and 2007, respectively, was used to pay dividends on the Company’s Series B Preferred Stock, which was beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company, and for note payments on a term loan that was used to finance the redemption of the Series B Preferred Stock on November 27, 2007.

On November 20, 2006, the Company purchased a facility for approximately $3.3 million from Chymiak Investments, LLC, which is owned by David E. Chymiak and Kenneth A. Chymiak.  The amount paid for the facility represented the combined acquisition cost and modification costs paid for the facility by Chymiak Investments LLC.  The Company financed the purchase with cash flows from operations and proceeds from a $2.8 million Term Note dated November 20, 2006, under the Third Amendment to the Revolving Credit and Term Loan Agreement with its primary financial lender.

The Company leased several warehouse properties in Oklahoma from two companies owned by David E. Chymiak and Kenneth A. Chymiak.  At September 30, 2009, all of the leases have expired, and one property continues to be rented on a month-to-month basis.  The total payments made on the leases to these two companies for the years ended September 30, 2009, 2008 and 2007 totaled $0.1 million, $0.2 million and $0.3 million, respectively.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2009.

Note 12 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Oklahoma, California, Georgia and Pennsylvania.   The Oklahoma facility is a 56,000 square foot warehouse and is rented on a month-to-month basis, since the lease expired in September 2008, from an entity that is controlled by David E. Chymiak and Kenneth A. Chymiak.  The Company leases other warehouse and office facilities in California, Georgia and Pennsylvania.  The terms on these operating leases vary but all mature in 2 years or less and contain renewal options.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental payments associated with leased properties in fiscal years 2009, 2008 and 2007 totaled approximately $0.3 million, $0.5 million and $0.6 million, respectively.  The Company’s minimum annual future obligations as of September 30, 2009 under all existing operating leases are as follows:

2010	$266,947
2011	43,316

Total	$310,264

Note 13 – Subsequent Events

Management has evaluated all subsequent events occurring since September 30, 2009 through December 16, 2009, the date of the independent registered public accounting firm’s report.  There have been no subsequent events that would require changes to the accompanying financial statements or disclosure therein.

Note 14 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2009, 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2009
Net sales and service income	$12,800,006	$10,126,636	$9,148,907	$10,168,043
Gross profit	$3,833,786	$3,073,992	$2,974,965	$3,045,204
Net income	$954,146	$698,359	$654,606	$711,893
Basic earnings per common share	$0.09	$0.07	$0.06	$0.07
Diluted earnings per common share	$0.09	$0.07	$0.06	$0.07

Fiscal year ended 2008
Net sales and service income	$14,739,368	$13,851,819	$13,213,802	$14,643,572
Gross profit	$4,750,828	$4,568,063	$3,363,548	$3,926,455
Net income	$1,593,111	$1,411,109	$605,504	$1,058,070
Basic earnings per common share	$0.14	$0.14	$0.06	$0.10
Diluted earnings per common share	$0.14	$0.14	$0.06	$0.10

Fiscal year ended 2007
Net sales and service income	$14,748,517	$16,040,551	$17,563,101	$17,293,916
Gross profit	$4,679,157	$5,222,011	$6,077,642	$5,330,770
Net income	$1,638,279	$1,771,254	$2,210,411	$1,810,395
Basic earnings per common share	$0.14	$0.15	$0.20	$0.16
Diluted earnings per common share	$0.14	$0.15	$0.19	$0.16

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Hogan & Slovacek, P.C., the firm that had served as our independent registered public accounting firm since January 26,2006, announced that it was combining with the firm of Tullius Taylor Sartain & Sartain LLP, on January 7, 2009.  As a result, Hogan & Slovacek resigned as our accounting firm as of January 7, 2009, and our audit committee engaged the successor firm, which is named HoganTaylor LLP (“HoganTaylor”), on January 7, 2009, to serve as the principal accountant to audit our financial statements for the current fiscal year.  The respective employees, partners and shareholders of the merged firms have become employees and partners of HoganTaylor which will continue the practices of each of the merged firms.  Hogan & Slovacek will remain in existence solely for the purpose of winding up its affairs but will not engage in any public accounting practice.

While HoganTaylor is technically a new firm, because it is a successor firm to our prior accountants, we do not consider this a substantive change of accounting firms.  Also, as this is a newly created firm, there have been no pre-engagement consultations or contacts with HoganTaylor.

The reports of Hogan & Slovacek regarding our financial statements for the fiscal years ended September 30, 2007 and 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the years ended September 30, 2007 and 2008, and during the period from October 1, 2008 through January 7, 2009, the date of resignation, there were no disagreements with Hogan & Slovacek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hogan & Slovacek would have caused it to make reference to such disagreement in connection with its report.

Item 9A(T).                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2009, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2009 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetech.com.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the section entitled “Certain Relationships and Related Transactions” and “Board of Directors,” respectively, of the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services.

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled “Principal Accounting Fees and Services” of the Proxy Statement.

PART IV

Item 15.                 Exhibits, Financial Statements Schedules.

(a)           1.      The following financial statements are filed as part of this report in Part II, Item 8.

                 Report of Independent Registered Public Accounting Firm for 2009, 2008 and 2007.

                 Consolidated Balance Sheets as of September 30, 2009 and 2008.

                 Consolidated Statements of Income for the years ended September 30, 2009, 2008 and 2007.

                 Consolidated Statements of Changes in Shareholders’ Equity for the years endedSeptember 30, 2009, 2008 and 2007.

                 Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007.

                 Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2009, 2008 and 2007 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Write offs	Recoveries	of Period
Period Ended September 30, 2009
Allowance for Doubtful Accounts	$253,000	126,346	(79,346)	-	$300,000
Allowance for Excess and Obsolete Inventory	1,958,000	981,692	(743,692)	-	2,196,000

Period Ended September 30, 2008
Allowance for Doubtful Accounts	$261,000	38,238	(46,238)	-	$253,000
Allowance for Excess and Obsolete Inventory	697,000	1,670,425	(409,425)	-	1,958,000

Period Ended September 30, 2007
Allowance for Doubtful Accounts	$554,000	185,337	(478,337)	-	$261,000
Allowance for Excess and Obsolete Inventory	1,178,000	745,836	(1,226,836)	-	697,000

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

10.5	Fifth Amendment to the Revolving Credit and Term Loan Agreement dated February 4, 2009.

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

10.9	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

10.10
Employment Contract between the Company and Daniel E. O’Keefe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 10, 2006.

10.11
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 17, 2009                                          By:   /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 2009 /s/ David E. Chymiak
                         David E. Chymiak, Chairman of the Board of Directors

Date: December 17, 2009 /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President and Chief Executive Officer (Principal Executive Officer) and Director

Date: December 17, 2009 /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial Officer)

Date: December 17, 2009 /s/ Thomas J. Franz
Thomas J. Franz, Director

Date: December 17, 2009 /s/ Paul F. Largess
Paul F. Largess, Director

Date: December 17, 2009 /s/ James C. McGill
James C. McGill, Director

Date: December 17, 2009 /s/ Daniel E. O’Keefe
Daniel E. O'Keefe, Director

Date: December 17, 2009 /s/ Stephen J. Tyde
Stephen J. Tyde, Director

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

10.5	Fifth Amendment to the Revolving Credit and Term Loan Agreement dated February 4, 2009.

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

10.9	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

10.10
Employment Contract between the Company and Daniel E. O’Keefe, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 10, 2006.

10.11
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008.

21.1 23.1	Listing of the Company’s subsidiaries. Consent of HoganTaylor LLP.

31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.