Form 10-K/A
period 2009-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2009-12-17
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment #1

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2009

Explanatory Note

ADDvantage Technologies Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission on December 17, 2009 (the “Original Form 10-K”).  This amendment is being filed to include Exhibit 10.5, Fifth Amendment to the Revolving Credit and Term Loan Agreement dated February 4, 2009.  Except for this exhibit,  no other information is amended by this Form 10-K/A.

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