Form 10-Q
period 2009-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2010-02-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2010 were 10,116,820.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2009

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	December 31, 2009 (unaudited) and September 30, 2009 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three Months Ended December 31, 2009 and 2008

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2009 and 2008

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	13

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (unaudited)	September 30, 2009 (audited)
Assets
Current assets:
Cash and cash equivalents	$3,177,913	$700,004
Accounts receivable, net of allowance of $300,000 and
$300,000, respectively	3,554,039	4,199,136
Income tax refund receivable	–	88,411
Inventories, net of allowance for excess and obsolete
inventory of $2,298,000 and $2,196,000, respectively	31,924,663	33,166,624
Deferred income taxes	1,358,000	1,282,000
Prepaid expenses	61,089	107,423
Total current assets	40,075,704	39,543,598

Property and equipment, at cost:
Land and buildings	7,188,936	7,188,936
Machinery and equipment	3,265,961	3,258,819
Leasehold improvements	205,797	205,797
	10,660,694	10,653,552
Less accumulated depreciation and amortization	(3,195,791)	(3,096,885)
Net property and equipment	7,464,903	7,556,667

Other assets:
Deferred income taxes	615,000	744,000
Goodwill	1,560,183	1,560,183
Other assets	27,785	28,098
Total other assets	2,202,968	2,332,281

Total assets	$49,743,575	$49,432,546

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (unaudited)	September 30, 2009 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,533,881	$2,523,143
Accrued expenses	766,001	1,095,822
Income tax payable	296,209	–
Notes payable – current portion	1,863,767	1,863,767
Total current liabilities	5,459,858	5,482,732

Notes payable	13,526,932	13,992,873
Other liabilities	892,705	1,049,685

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized;10,340,784 shares issued and outstanding	103,408	103,408
Paid in capital	(6,146,325)	(6,151,530)
Retained earnings	36,866,981	36,007,342
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(553,705)	(645,685)
	30,270,359	29,313,535

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	29,864,080	28,907,256

Total liabilities and shareholders’ equity	$49,743,575	$49,432,546

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Sales:
Net new sales income	$6,569,913	$8,217,355
Net refurbished sales income	2,268,803	3,103,851
Net service income	1,380,505	1,478,800
Total net sales	10,219,221	12,800,006
Cost of sales	6,888,881	8,966,220
Gross profit	3,330,340	3,833,786
Operating, selling, general and administrative expenses	1,730,767	2,041,927
Income from operations	1,599,573	1,791,859
Interest expense	211,934	264,713
Income before provision for income taxes	1,387,639	1,527,146
Provision for income taxes	528,000	573,000
Net income attributable to common shareholders	859,639	954,146

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	91,980	(675,855)

Comprehensive income	$951,619	$278,291

Earnings per share:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09
Shares used in per share calculation:
Basic	10,116,820	10,219,027
Diluted	10,120,085	10,221,026

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2009	2008
Operating Activities
Net income	$859,639	$954,146
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	98,906	101,489
Provision for losses on accounts receivable	11,325	68,350
Provision for excess and obsolete inventories	202,371	263,000
Deferred income tax benefit	(12,000)	(198,000)
Share based compensation expense	22,704	13,219
Changes in assets and liabilities:
Accounts receivable	633,772	1,309,184
Income tax refund receivable	88,411	–
Inventories	1,039,590	213,497
Prepaid expenses	46,334	34,653
Other assets	(17,186)	527
Accounts payable	10,738	(474,841)
Accrued expenses	(33,612)	162,091
Net cash provided by operating activities	2,950,992	2,447,315

Investing Activities
Additions to machinery and equipment	(7,142)	(753)
Additions of land and buildings	–	(6,259)
Net cash used in investing activities	(7,142)	(7,012)

Financing Activities
Net change under bank revolving line of credit	–	(1,703,482)
Payments on notes payable	(465,941)	(465,942)
Purchase of treasury stock	–	(242,942)
Net cash used in financing activities	(465,941)	(2,412,366)

Net increase in cash and cash equivalents	2,477,909	27,937
Cash and cash equivalents at beginning of period	700,004	15,211
Cash and cash equivalents at end of period	$3,177,913	$43,148

Supplemental cash flow information:
Cash paid for interest	$216,408	$256,725
Cash paid for income taxes	$174,000	$197,000

Supplemental schedule of noncash operating activities:
Unrealized gain (loss) on interest rate swap	$156,980	$(1,081,855)
Deferred tax (provision) benefit	(65,000)	406,000
Unrealized gain (loss) on interest rate swap, net of tax	$91,980	$(675,855)

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  Subsequent events have been evaluated through February 12, 2010, the date of issuance of the consolidated financial statements.  The consolidated financial statements as of September 30, 2009 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Description of business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, Tulsat-Nebraska, Inc., ADDvantage Technologies Group of Texas (dba “Tulsat Texas”), Jones Broadband International, Inc. (dba “Tulsat-West”), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”) and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

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

Note 2 – Earnings Per Share

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

 Basic and diluted earnings per share for the three months ended December 31, 2009 and 2008 are:

	Three Months Ended December 31,
	2009	2008
Net income attributable to
common shareholders	$859,639	$954,146

Basic weighted average shares	10,116,820	10,219,027
Effect of dilutive securities:
Stock options	3,265	1,999
Diluted weighted average shares	10,120,085	10,221,026

Earnings per common share:
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

Note 3 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At December 31, 2009, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (1.63% at December 31, 2009), and the interest rate is reset monthly.    Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.9 million at December 31, 2009.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $2.2 million at December 31, 2009 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.63% at December 31, 2009) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $13.0 million at December 31, 2009 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.63% at December 31, 2009) and is reset monthly.

The Company’s other note payable of $0.2 million, secured by real estate, is due in monthly payments through 2013.  The interest rate is prime minus 0.25% (3.00% at December 31, 2009).

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Derivative Financial Instruments

The Company has an interest rate swap agreement to effectively fix the interest rate on the $16.3 million term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The Company has designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with FASB ASC 815, Derivatives and Hedging.  The following table presents certain information regarding our interest rate swap:

	Amount of Income (Loss) Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Three Months Ended December 31,		December 31,	September 30,
	2009	2008	2009	2009

Interest rate swap agreement	$91,980	$(675,855)	$(553,705)	$(645,685)

At December 31, 2009, the notional value of the swap was $13.0 million and the fair value of the interest rate swap was approximately $0.9 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheet.

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

Note 5 – Stock Option Plans

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

At December 31, 2009, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 652,645 shares were available for future grants.

Stock Options

Stock options are accounted for in accordance with the provisions of FASB ASC 718, Stock Compensation.  FASB

ASC 718 requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Statements of Income and Comprehensive Income.

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

A summary of the status of the Company's stock options at December 31, 2009 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2009	148,850	$3.43
Granted	–	–
Exercised	–	–
Canceled or forfeitures	–	–
Outstanding at December 31, 2009	148,850	$3.43

Exercisable at December 31, 2009	88,850	$3.72

No nonqualified stock options were granted in the three months ended December 31, 2009.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2009 is as follows:

Three Months Ended
December 31, 2009
Fiscal year 2008 grant	$5,204

The Company records compensation expense over the vesting term of the related options.  At December 31, 2009, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $30,544.

Restricted Stock

The Company granted restricted stock in March 2009 to its Board of Directors totaling 46,669 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid assets on the Company’s Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, changes in our supplier agreements, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievement expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2009 and December 31, 2008

Total Net Sales.  Total net sales declined $2.6 million, or 20%, to $10.2 million for the three months ended December 31, 2009 from $12.8 million for the three months ended December 31, 2008.  For the three months ended December 31, 2009, we experienced declines in our new and refurbished equipment sales when compared to the three months ended December 31, 2008 due primarily to the overall downturn in the economy and credit market crisis.  During the current quarter, our large and small MSO customers continued to delay plant expansions and bandwidth upgrades as part of their efforts to conserve cash and limit capital expenditures.  In addition, the lack of demand for equipment has also allowed the larger original equipment manufacturers to better manage their delivery schedules, which continues to reduce the need to utilize the on-hand inventory maintained by their distributor networks.  Sales of new equipment decreased $1.6 million, or 20%, to $6.6 million for the three months ended December 31, 2009 from $8.2 million for the three months ended December 31, 2008.  Net refurbished sales decreased $0.8 million, or 27%, to $2.3 million for the three months ended December 31, 2009 from $3.1 million for the same period last year.  Net repair service revenues decreased $0.1 million, or 7%, to $1.4 million for the three months ended December 31, 2009 from $1.5 million for the same period last year.  The repair revenue decline for the three months ended December 31, 2009 was primarily due to efforts by our customers to conserve cash by limiting the authorization for equipment repairs due to the downturn in the economy, largely offset by our efforts to promote and expand our repair business.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $2.1 million, or 23%, to $6.9 million for the three months ended December 31, 2009 from $9.0 million for the three months ended December 31, 2008.  Cost of sales as a percent of revenue was 67% for the three months ended December 31, 2009 as compared to 70% for the same period last year.  The decrease in cost of sales was primarily attributable to the decreased sales of new and refurbished equipment.

Gross Profit.  Gross profit decreased $0.5 million, or 13%, to $3.3 million for the three months ended December 31, 2009 from $3.8 million for the three months ended December 31, 2008.  The decrease in gross profit was attributable to the overall decline in net sales.  Gross profit margins increased to 33% from 30% due primarily to sales of higher margin products and higher margin headend repairs.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million, or 15%, to $1.7 million for the three months ended December 31, 2009 compared to $2.0 million for the three months ended December 31, 2008.  The decrease was due primarily to decreases in personnel costs of $0.2 million, resulting primarily from headcount reductions taken in fiscal year 2009.

Income from Operations.  Income from operations decreased $0.2 million, or 11%, to $1.6 million for the three months ended December 31, 2009 from $1.8 million for the three months ended December 31, 2008.

Interest Expense.  Interest expense was $0.2 million for the three months ended December 31, 2009 compared to $0.3 million for the three months ended December 31, 2008.  The decline in interest expense was due primarily to reduced borrowing levels under our Line of Credit for the three months ended December 31, 2009 as compared to the same period last year and lower interest rates for the $2.8 million term loan for the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Income Taxes.  The provision for income taxes for the three months ended December 31, 2009 was $0.5 million, or an effective rate of 38.0%, compared to $0.6 million, or an effective rate of 37.5%, for the three months ended December 31, 2008.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2009 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At December 31, 2009, we had total inventory of approximately $34.2 million, against which we have a reserve of $2.3 million for excess and obsolete inventory, leaving us a net inventory of $31.9 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three months ended December 31, 2009, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2009, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.3 million, amounted to $3.6 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During the three months ended December 31, 2009, we generated approximately $3.0 million of cash flow from operations.  The cash flow from operations was impacted by a $0.6 million net decrease in our accounts receivable.  Our trade receivables decreased from fiscal year end 2009 due primarily to lower revenues.  We have not experienced a significant deterioration in collections on accounts receivables, so we have kept our reserve for doubtful accounts at the same level as fiscal year end 2009.  The cash flow from operations was also impacted by a $1.2 million net decrease in inventory.  Our inventory decreased from fiscal year end 2009 due primarily to management’s continuing efforts to reduce our overall inventory levels.

The $7.0 million line of credit will continue to be used to finance our working capital requirements.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement, is available to us under the revolving credit facility ($6.9 million at December 31, 2009).  The entire outstanding balance on the revolving credit facility is due on maturity.

During the three months ended December 31, 2009, we made principal payments totaling $0.5 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6. Exhibits.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  February 12, 2010                                                              Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  February 12, 2010                                                              Scott A. Francis,
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