Form 10-Q
period 2010-05-12
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2010-05-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Shares outstanding of the issuer's $0.01 par value common stock as of April 30, 2010 were 10,143,970.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2010

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	March 31, 2010 (unaudited) and September 30, 2009 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three and Six Months Ended March 31, 2010 and 2009

	Consolidated Statements of Cash Flows (unaudited)	5
	Three and Six Months Ended March 31, 2010 and 2009

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	13

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	September 30, 2009 (audited)
Assets
Current assets:
Cash and cash equivalents	$3,512,888	$700,004
Accounts receivable, net of allowance of $300,000	4,853,557	4,199,136
Income tax refund receivable	28,896	88,411
Inventories, net of allowance for excess and obsolete
inventory of $2,343,000 and $2,196,000, respectively	31,427,689	33,166,624
Deferred income taxes	1,368,000	1,282,000
Prepaid expenses	160,075	107,423
Total current assets	41,351,105	39,543,598

Property and equipment, at cost:
Land and buildings	7,188,936	7,188,936
Machinery and equipment	3,299,647	3,258,819
Leasehold improvements	205,797	205,797
	10,694,380	10,653,552
Less accumulated depreciation and amortization	(3,295,243)	(3,096,885)
Net property and equipment	7,399,137	7,556,667

Other assets:
Deferred income taxes	622,000	744,000
Goodwill	1,560,183	1,560,183
Other assets	27,471	28,098
Total other assets	2,209,654	2,332,281

Total assets	$50,959,896	$49,432,546

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	September 30, 2009 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,148,997	$2,523,143
Accrued expenses	953,307	1,095,822
Notes payable – current portion	1,863,767	1,863,767
Total current liabilities	5,966,071	5,482,732

Notes payable	13,060,990	13,992,873
Other liabilities	968,023	1,049,685

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,367,934 and 10,340,784 shares issued, respectively; 10,143,970 and 10,116,820 shares outstanding, respectively	103,679	103,408
Paid in capital	(6,081,391)	(6,151,530)
Retained earnings	37,948,826	36,007,342
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(600,023)	(645,685)
	31,371,091	29,313,535

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	30,964,812	28,907,256

Total liabilities and shareholders’ equity	$50,959,896	$49,432,546

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Sales:
Net new sales income	$7,792,774	$6,669,916	$14,362,687	$14,887,271
Net refurbished sales income	2,851,964	2,309,258	5,120,767	5,413,109
Net service income	1,410,783	1,147,462	2,791,288	2,626,262
Total net sales	12,055,521	10,126,636	22,274,742	22,926,642
Cost of sales	8,435,725	7,052,644	15,324,606	16,018,864
Gross profit	3,619,796	3,073,992	6,950,136	6,907,778
Operating, selling, general and administrative expenses	1,675,312	1,726,105	3,406,079	3,768,032
Income from operations	1,944,484	1,347,887	3,544,057	3,139,746
Interest expense	200,639	229,528	412,573	494,241
Income before provision for income taxes	1,743,845	1,118,359	3,131,484	2,645,505
Provision for income taxes	662,000	420,000	1,190,000	993,000
Net income attributable to common shareholders	1,081,845	698,359	1,941,484	1,652,505

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	(46,318)	14,432	45,662	(661,423)

Comprehensive income	$1,035,527	$712,791	$1,987,146	$991,082

Earnings per share:
Basic	$0.11	$0.07	$0.19	$0.16
Diluted	$0.11	$0.07	$0.19	$0.16
Shares used in per share calculation:
Basic	10,125,870	10,131,926	10,132,658	10,175,887
Diluted	10,129,100	10,133,781	10,135,888	10,177,801

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2010	2009
Operating Activities
Net income	$1,941,484	$1,652,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,358	202,853
Provision for losses on accounts receivable	19,510	107,253
Provision for excess and obsolete inventories	402,054	795,000
Deferred income tax benefit	–	(38,000)
Share based compensation expense	44,579	55,606
Changes in assets and liabilities:
Accounts receivable	(673,931)	2,884,790
Income tax refund receivable	59,515	79,425
Inventories	1,336,881	(1,710,587)
Prepaid expenses	(52,652)	(89,270)
Other assets	26,458	41,388
Accounts payable	625,854	(391,255)
Accrued expenses	(142,515)	(158,600)
Net cash provided by operating activities	3,785,595	3,431,108

Investing Activities
Additions to machinery and equipment	(40,828)	(19,193)
Disposals of machinery and equipment	–	28,000
Additions of land and buildings	–	(7,793)
Net cash provided by (used in) investing activities	(40,828)	1,014

Financing Activities
Net change under bank revolving line of credit	–	(2,156,138)
Payments on notes payable	(931,883)	(931,884)
Purchase of treasury stock	–	(276,066)
Net cash used in financing activities	(931,883)	(3,364,088)

Net increase in cash and cash equivalents	2,812,884	68,034
Cash and cash equivalents at beginning of period	700,004	15,211
Cash and cash equivalents at end of period	$3,512,888	$83,245

Supplemental cash flow information:
Cash paid for interest	$416,336	$498,056
Cash paid for income taxes	$1,182,000	$965,174

Supplemental schedule of noncash operating activities:
Unrealized gain (loss) on interest rate swap	$81,662	$(1,081,423)
Deferred tax (provision) benefit	(36,000)	420,000
Unrealized gain (loss) on interest rate swap, net of tax	$45,662	$(661,423)

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

Description of business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Techologies Group of Nebraska (dba “Tulsat-Nebraska”), ADDvantage Technologies Group of Texas (dba “Tulsat Texas”), Jones Broadband International, Inc. (dba “Tulsat-West”), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”) and Tulsat-Pennsylvania LLC (dba “Broadband Remarketing International”) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

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

 Basic and diluted earnings per share for the three and six months ended March 31, 2010 and 2009 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net income attributable to
common shareholders	$1,081,845	$698,359	$1,941,484	$1,652,505

Basic weighted average shares	10,125,870	10,131,926	10,132,658	10,175,887
Effect of dilutive securities:
Stock options	3,230	1,855	3,230	1,914
Diluted weighted average shares	10,129,100	10,133,781	10,135,888	10,177,801

Earnings per common share:
Basic	$0.11	$0.07	$0.19	$0.16
Diluted	$0.11	$0.07	$0.19	$0.16

Note 3 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At March 31, 2010, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (1.63% at March 31, 2010), and the interest rate is reset monthly.  The outstanding balance on the revolving credit facility is due on November 30, 2010.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at March 31, 2010.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $2.1 million at March 31, 2010 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.63% at March 31, 2010) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $12.6 million at March 31, 2010 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.63% at March 31, 2010) and is reset monthly.

The Company’s other note payable of $0.1 million, secured by real estate, is due in monthly payments through 2013.  The interest rate is prime minus 0.25% (3.00% at March 31, 2010).

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

	Amount of Income (Loss) Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Six Months Ended March 31,		March 31,	September 30,
	2010	2009	2010	2009

Interest rate swap agreement	$45,662	$(661,423)	$(600,023)	$(645,685)

At March 31, 2010, the notional value of the swap was $12.6 million and the fair value of the interest rate swap was approximately $1.0 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheet.

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

Note 5 – Restricted Stock

Restricted Stock

The Company granted restricted stock in March 2010 to its Board of Directors totaling 27,150 shares, which were recorded at fair value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $60,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s Consolidated Balance Sheet.

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

We have established ourselves, through our subsidiaries long relationships with original equipment manufacturers (“OEM”), as distributors and/or value-added resellers of these OEM products.  Tulsat is a Master Stocking Distributor for certain current and legacy products offered by Cisco within their Service Provider Video Technology Group (“SPVTG”) and distributes most of Cisco’s other SPVTG products.  NCS is a leading distributor of Motorola broadband products and is also a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products.  Our subsidiaries also distribute products from other OEMs including Standard, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech and Alpha.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (“MSOs”) and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services including data, voice and video.

We also operate technical service centers specializing in Cisco-SPVTG, Motorola, Magnavox and power supply repairs.

Recent Business Developments

Under the terms of our current agreement with Cisco, Tulsat is authorized to inventory, distribute and resell the entire line of Cisco-SPVTG current and legacy equipment and also continues to be the exclusive distributor for select Cisco-SPVTG headend and transmission products for United States customers.  This agreement was set to expire January 15, 2010 and has been extended to May 31, 2010.  We are currently in negotiations with Cisco regarding this agreement as Cisco is working on modifying their SPVTG distribution model in order to align it more closely with other Cisco lines of business.  Any material change in the terms or structure of our current relationship with Cisco could negatively affect our marketing of Cisco-SPVTG products or the profit margins we have historically realized on these products under the current agreement.

In March 2010, NCS Industries became a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products  as well as a member of the Fujitsu global channel partner program servicing the United States.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

Total Net Sales.  Total net sales increased $1.9 million, or 19%, to $12.1 million for the three months ended March 31, 2010 from $10.1 million for the three months ended March 31, 2009.  The overall increase was due primarily to a $1.6 million increase in sales of new and refurbished equipment consisting mostly of headend equipment needed by customers to add channels to their cable systems or upgrade their equipment in order to provide HD programming on their cable system.  However, our large and small MSO customers continued to delay significant plant expansions and bandwidth upgrades as part of their continued efforts to conserve cash and limit capital expenditures.  Sales of new equipment increased $1.1 million, or 17%, to $7.8 million for the three months ended March 31, 2010 from $6.7 million for the three months ended March 31, 2009.  Net refurbished equipment sales increased $0.5 million, or 24%, to $2.9 million for the three months ended March 31, 2010 from $2.3 million for the same period last year.  In addition to the above discussion, net refurbished equipment sales were also impacted by a $0.4 million increase in sales of converter boxes for the three months ended March 31, 2010 as compared to the same period last year.  Net repair service revenues increased $0.3 million, or 23%, to $1.4 million for the three months ended March 31, 2010 from $1.1 million for the same period last year.  The repair revenue increase for the three months ended March 31, 2010 was primarily due to our continued efforts to promote and expand this line of business.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales increased $1.4 million, or 20%, to $8.4 million for the three months ended March 31, 2010 from $7.1 million for the three months ended March 31, 2009.  Cost of sales as a percent of revenue was 70% for both the three months ended March 31, 2010 and 2009.  The increase in cost of sales was primarily attributable to the overall increase in net sales for the period.

Gross Profit.  Gross profit increased $0.5 million, or 18%, to $3.6 million for the three months ended March 31, 2010 from $3.1 million for the three months ended March 31, 2009.  The increase in gross profit was primarily attributable to the overall increase in net sales.  Gross profit margins were 30% for both the three months ended March 31, 2010 and 2009.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained flat at $1.7 million for both the three months ended March 31, 2010 and 2009.

Income from Operations.  Income from operations increased $0.6 million, or 44%, to $1.9 million for the three months ended March 31, 2010 from $1.3 million for the three months ended March 31, 2009.

Interest Expense.  Interest expense was $0.2 million for both the three months ended March 31, 2010 and 2009.

Income Taxes.  The provision for income taxes for the three months ended March 31, 2010 was $0.7 million, or an effective rate of 38.0%, compared to $0.4 million, or an effective rate of 37.5%, for the three months ended March 31, 2009.

Comparison of Results of Operations for the Six Months Ended March 31, 2010 and March 31, 2009

Total Net Sales.  Total net sales decreased $0.7 million, or 3%, to $22.3 million for the six months ended March 31, 2010 from $22.9 million for the six months ended March 31, 2009.  This decrease was due primarily to our large and small MSO customers delaying plant expansions and bandwidth upgrades as part of their continued efforts to conserve cash and limit capital expenditures, largely offset by sales of headend equipment needed by customers to add channels to their cable systems or upgrade their equipment in order to provide HD programming on their cable system.  Sales of new equipment decreased $0.5 million, or 4%, to $14.4 million for the six months ended March 31, 2010 from $14.9 million for the six months ended March 31, 2009.  Net refurbished equipment sales decreased $0.3 million, or 5%, to $5.1 million for the six months ended March 31, 2010 from $5.4 million for the same period last year.  In addition to the above discussion, net refurbished equipment sales were also impacted by a $0.6 million increase in sales of converter boxes for the six months ended March 31, 2010 as compared to the same period last year.  Net repair service revenues increased $0.2 million, or 6%, to $2.8 million for the six months ended March 31, 2010 from $2.6 million for the same period last year.  The repair revenue increase for the six months ended March 31, 2010 was primarily due to our efforts to promote and expand our repair business, largely offset by our customers conserving cash by limiting the authorization for equipment repairs due to the downturn in the economy.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $0.7 million, or 4%, to $15.3 million for the six months ended March 31, 2010 from $16.0 million for the six months ended March 31, 2009.  Cost of sales as a percent of revenue was 69% and 70% for the six months ended March 31, 2010 and 2009, respectively.  The decrease in cost of sales was primarily attributable to the overall decrease in net sales for the period.

Gross Profit.  Gross profit was $7.0 million for the six months ended March 31, 2010 and $6.9 million for the same period last year.  Gross profit margins were 31% for the six months ended March 31, 2010 and 30% for the six months ended March 31, 2009.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.4 million, or 10%, to $3.4 million for the six months ended March 31, 2010 compared to $3.8 million for the six months ended March 31, 2009.  The decrease was due primarily to decreases in personnel costs of $0.2 million, resulting primarily from headcount reductions taken in fiscal year 2009.

Income from Operations.  Income from operations increased $0.4 million, or 13%, to $3.5 million for the six months ended March 31, 2010 from $3.1 million for the six months ended March 31, 2009.

Interest Expense.  Interest expense was $0.4 million for the six months ended March 31, 2010 and $0.5 million for the six months ended March 31, 2009.  The decline in interest expense was due primarily to reduced borrowing levels under our $16.3 million term loan and Line of Credit for the six months ended March 31, 2010 as compared to the same period last year and lower interest rates for the $2.8 million term loan for the six months ended March 31, 2010 as compared to the six months ended March 31, 2009.

Income Taxes.  The provision for income taxes for the six months ended March 31, 2010 was $1.2 million, or an effective rate of 38.0%, compared to $1.0 million, or an effective rate of 37.5%, for the six months ended March 31, 2009.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At March 31, 2010, we had total inventory of approximately $33.8 million, against which we have a reserve of $2.3 million for excess and obsolete inventory, leaving us a net inventory of $31.4 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the six months ended March 31, 2010, we recorded charges to our reserve for excess and obsolete inventory of $0.4 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2010, accounts receivable, net of allowance for returns and doubtful accounts of approximately $0.3 million, amounted to $4.9 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds and a bank line of credit of $7.0 million.  During the six months ended March 31, 2010, we generated approximately $3.8 million of cash flow from operations.  The cash flow from operations was impacted by a $0.7 million net increase in our accounts receivable.  Our trade receivables increased from fiscal year end 2009 due primarily to increased revenues in the second fiscal quarter 2010.  We have not experienced a significant deterioration in collections on accounts receivables, so we have kept our reserve for doubtful accounts at the same level as fiscal year end 2009.  The cash flow from operations was also impacted by a $1.7 million net decrease in inventory.  Our inventory decreased from fiscal year end 2009 due primarily to management’s continuing efforts to reduce our overall inventory levels.  The cash flow from operations was impacted by a $0.6 million increase in our accounts payable.  Our accounts payable increased from fiscal year end 2009 due primarily to inventory purchases that were made at the end of the second fiscal quarter 2010.

The $7.0 million line of credit will continue to be used to finance our working capital requirements.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement, is available to us under the revolving credit facility ($7.0 million at March 31, 2010).  The entire outstanding balance on the revolving credit facility is due on November 30, 2010.

During the six months ended March 31, 2010, we made principal payments totaling $0.9 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92%.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  May 12, 2010                                                                      Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  May 12, 2010                                                                      Scott A. Francis,
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