Form 10-K
period 2010-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2010-12-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2010 was $12,221,531.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,143,970 as of November 30, 2010.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2011 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2010

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

We conduct our operations through a network of regionally based subsidiaries that focus on servicing customers in different geographic markets.  Our operating subsidiaries include Tulsat Corporation (“Tulsat”), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba “Tulsat-Nebraska”), ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”), Jones Broadband International, Inc. (dba “Tulsat-West”), ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), NCS Industries, Inc. (“NCS”), and Broadband Remarketing International LLC (formerly Tulsat-Pennsylvania LLC through September 30, 2010).

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  Tulsat, located in Broken Arrow, Oklahoma, is a Cisco Master Stocking Distributor for certain current and legacy products offered within their Service Provider Video Technology Group (“SPVTG”) and distributes most of Cisco’s other SPVTG products.  Tulsat has also been designated an authorized third party Cisco-SPVTG repair center for select products.  NCS, located in Warminster, Pennsylvania, is one of only three distributors of Motorola broadband products and is also a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni.

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

Most of our subsidiaries operate technical service centers specializing in Cisco-SPVTG, Motorola, Magnavox and power supply repairs.

Overview of the Industry

We participate in markets for equipment sold primarily to cable operators (called multiple system operators or “MSOs”) and other communication companies.  As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by MSOs in the United States.  Within the last few years, many MSOs now offer a “triple-play” bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber.  To offer these expanded services, MSOs have invested significantly to convert their systems to digital networks, and they continue to upgrade their cable plants to increase the speed of their communication signals.  As a result, many MSOs have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to most of their subscribers through their existing hybrid fiber coaxial infrastructure.

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

In addition, we continue to expand our relationships with vendors and establishing new vendors and product lines for our company.  In 2010, NCS became a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products and a member of the Fujitsu global channel partner program servicing the United States.  We believe this relationship will expand our customer base into the broadcast market segment of the industry.

We are focused on the opportunities provided by technological changes resulting from the implementation of fiber-to-the home by several large telephone companies, the continued expansion of bandwidth signals by MSOs, and sales to customers in Latin America.  We continue to stock legacy CATV equipment as well as new digital and optical broadband telecommunications equipment from major suppliers so we can provide our customers with one-stop shopping, access to “hard-to-find” products and reduced customer downtime because we have the product in stock and can deliver to the customer’s location the next day.  Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations.  Through our six service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

Recent Business Developments

Under the terms of our agreement with Cisco, which was set to expire January 15, 2010, Tulsat is authorized to inventory, distribute and resell the entire line of Cisco-SPVTG current and legacy equipment.  This agreement has been extended through December 20, 2010 for the United States and Canada.  Cisco announced earlier this year that it was modifying its distribution channel for the SPVTG business in order to align it more closely with its IT lines of business, and since then we have been in negotiations with Cisco regarding our agreement.  We expect to sign a new agreement with Cisco by calendar year-end.  Any material change in the terms or structure of our current relationship with Cisco could negatively affect our marketing of Cisco-SPVTG products or the profit margins we have historically realized on these products under the current agreement.  Also, Tulsat is in negotiations with Cisco regarding selling Cisco products in the Latin American market, since the latest extension excludes the Latin American market.

In March 2010, NCS Industries became a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products and a member of the Fujitsu global channel partner program servicing the United States.

During fiscal year 2010, we moved our Broadband Remarketing International operations from Chambersburg, Pennsylvania to our Broken Arrow, Oklahoma facility.  Also, at the end of fiscal year 2010, we were in the process of moving the Tulsat-West operations from Oceanside, California to our Broken Arrow facility.  Both of these moves were undertaken as cost reduction measures.

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

We also inventory and sell to our customers other hardware such as test equipment, connector and cable products.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2010	2009	2008
United States	$40,523,492	$37,694,831	$48,597,910
Canada, Central America, Mexico, South America and Other	6,782,638	4,548,761	7,850,651

	$47,306,130	$42,243,592	$56,448,561

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2010, sales of new products represented 68% of our total revenues and refurbished product sales represented 20%.  Repair and other services contributed the remaining 12% of revenues.

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

We market ourselves as an “On Hand – On Demand” distributor.  We maintain one of the largest inventories of new and used cable products of any reseller in the industry and offer our customers same day shipments.  We believe our investment in on-hand inventory, our network of regional repair centers and our experienced sales and customer service team create a competitive advantage for us.

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

Suppliers

In 2010, we purchased approximately $7.6 million of new inventory directly from Cisco and approximately $4.5 million of new inventory directly from Motorola.  These purchases represented approximately 52% of our total inventory purchases for 2010.  In addition to purchasing inventory from other original equipment manufacturers, we also purchase used or surplus new inventory from MSOs who have upgraded or are in the process of upgrading their systems.

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

We also compete with our OEM suppliers as they sell directly to our customers.  Our OEM suppliers have a competitive advantage over us as they can sell products at lower prices than we offer.  As a result, we are often considered a secondary supplier by large MSOs and telephone companies when they are making large equipment purchases or upgrades.  However, for smaller orders or items that are needed to be delivered quickly, we often hold an advantage over our OEM suppliers as we carry most inventory in stock and can have it delivered in a very short timeframe.

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a relatively large inventory due to our “On Hand – On Demand” business model for both new and used inventory.  We have typically utilized excess cash flows to reinvest in new inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  However, in fiscal year 2010, due to the continued economic downturn, we chose to reduce our inventory, which helped in generating excess cash flows of approximately $8 million.  Our working capital requirements are generally met by cash flow from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of approximately 1,300 active accounts.  Sales to our largest customer accounted for approximately 9% of our revenues in fiscal year 2010.  Approximately 26% and 22% of our revenues for fiscal years 2010 and 2009, respectively, were derived from sales of products and services to our five largest customers.  There are approximately 6,000 cable television systems within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2010, we had 129 employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2.                 Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

•
Broken Arrow, Oklahoma – Tulsat owns a facility consisting of an office, warehouse and service center of approximately 100,000 square feet on ten acres, with an investment of $3.3 million, financed by a loan of $2.8 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.   Tulsat constructed a 62,500 square foot warehouse facility on the rear of its existing property in Broken Arrow, OK, with an investment of $1.6 million, financed with cash flow from operations.

Tulsat also continues to lease warehouse space of approximately 56,000 square feet from an entity that is controlled by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  The lease expired in September 2008 and is now leased on a month-to-month basis with a monthly payment of $7,500.

•	Deshler, Nebraska – Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  NCS also leases property of approximately 2,000 square feet, with monthly rental payments of $1,298 through December 31, 2010.  NCS also rents on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,250.

•
Sedalia, Missouri – ComTech Services owns land and an office, warehouse and service center of approximately 24,300 square feet.  ComTech Services also constructed an 18,000 square foot warehouse facility on the back of its existing property in Sedalia, MO with an investment of $0.4 million.

•	New Boston, Texas – Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwannee, Georgia – Tulsat-Atlanta leases an office and service center of approximately 5,000 square feet, with monthly lease payments of $3,360 through January 31, 2011.

•
Oceanside, California – Tulsat-West leased an office, warehouse and service center of approximately 15,000 square feet for $13,881 a month through November 30, 2010.  At the expiration of the lease, this facility was closed, and all operations moved to our Broken Arrow facility.

We believe that our current facilities are adequate to meet our needs.

Item 3.                 Legal Proceedings.

From time to time in the ordinary course of business, we have become a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2010	High	Low

First Quarter	$2.58	$1.91
Second Quarter	$2.50	$1.97
Third Quarter	$3.48	$2.20
Fourth Quarter	$3.41	$2.34

Year Ended September 30, 2009	High	Low

First Quarter	$2.65	$1.02
Second Quarter	$2.40	$1.25
Third Quarter	$1.99	$1.30
Fourth Quarter	$2.32	$1.61

Holders

At November 30, 2010, we have approximately 70 shareholders of record and, based on information received from brokers, there are approximately 1,700 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  In addition, subsequent to September 30, 2010, the Company signed an Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender, which restricts the payment of dividends to no more than 50% of the Company’s net income.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	136,850	$3.46	637,495
Equity compensation plans not approved by security holders	0	0	0
Total	136,850	$3.46	637,495

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal Year ended September 30,
	2010	2009	2008	2007	2006

Net sales and service income	$47,306	$42,244	$56,449	$65,646	$52,541

Income from operations	$7,554	$5,768	$8,452	$12,543	$8,117

Net income applicable to common shareholders	$4,186	$3,019	$4,534	$6,590	$4,003

Earnings per share
Basic	$0.41	$0.30	$0.44	$0.64	$0.39
Diluted	$0.41	$0.30	$0.44	$0.64	$0.39

Total assets	$52,260	$49,433	$51,800	$49,009	$40,925

Long-term obligations inclusive
of current maturities	$13,872	$15,857	$20,510	$9,009	$9,385

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

General

We have established ourselves, through our subsidiaries’ long relationships with OEMs, as distributors and/or value-added resellers of these OEM products.  Tulsat is a Master Stocking Distributor for certain current and legacy products offered by Cisco-SPVTG and distributes most of Cisco’s other SPVTG products.  NCS Industries is a leading distributor of Motorola broadband products and is also a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products.  Our subsidiaries also distribute products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable MSOs and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services including data, voice and video.

We also operate technical service centers specializing in Cisco-SPVTG, Motorola, Magnavox and power supply repairs.

Recent Business Developments

Cisco Distribution Agreement

Under the terms of our agreement with Cisco, which was set to expire January 15, 2010, Tulsat is authorized to inventory, distribute and resell the entire line of Cisco-SPVTG current and legacy equipment.  This agreement has been extended through December 20, 2010 for the United States and Canada.  Cisco announced earlier this year that it was modifying its distribution channel for the SPVTG business in order to align it more closely with its IT lines of business, and since then we have been in negotiations with Cisco regarding our agreement.  We expect to sign a new agreement with Cisco by calendar year-end.  Any material change in the terms or structure of our current relationship with Cisco could negatively affect our marketing of Cisco-SPVTG products or the profit margins we have historically realized on these products under the current agreement.  Also, Tulsat is in negotiations with Cisco regarding selling Cisco products in the Latin American market, since the latest extension excludes the Latin American market.

Fujitsu Frontech Distribution Agreement

In March 2010, NCS Industries became a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products as well as a member of the Fujitsu global channel partner program servicing the United States.

Facility Closures

During fiscal year 2010, we moved our Broadband Remarketing International operations from Chambersburg, Pennsylvania to our Broken Arrow, Oklahoma facility.  Also, at the end of fiscal year 2010, we were in the process of moving the Tulsat-West operations from Oceanside, California to our Broken Arrow facility.  Both of these moves were undertaken as cost reduction measures.

Results of Operations

Year Ended September 30, 2010, compared to Year Ended September 30, 2009 (all references are to fiscal years)

Total Net Sales.  Total net sales increased $5.1 million, or 12%, to $47.3 million for 2010 from $42.2 million for 2009.  The overall increase in net sales was due primarily to sales of new equipment resulting from an increased demand for headend equipment needed to add channels to our customers’ cable systems or upgrade their equipment in order to provide HD programming on their cable systems, an overall equipment supply shortage in the market, which we met utilizing our “On Hand – On Demand” business model, and an increase in sales to Latin American and Canadian customers either directly or indirectly through our various business partners.  Sales of new equipment increased $5.1 million, or 19%, to $32.1 million in 2010 from $27.1 million in 2009.  Refurbished sales decreased $0.3 million, or 3%, to $9.4 million in 2010 from $9.7 million in 2009 despite a $0.8 million increase in the sales of our digital converter boxes.  The decrease in refurbished sales is primarily due to much of the equipment demand in fiscal year 2010 was for digital equipment products to convert our customers’ cable systems from analog to digital or to add HD programming and there is not an established refurbished equipment market for this product line yet.  Net repair service revenues increased $0.3 million, or 5%, to $5.8 million for 2010 from $5.5 million in 2009.   The repair revenue increase for 2010 was primarily due to our efforts to promote and expand this line of business, largely offset by our customers conserving cash by limiting the authorization for equipment repairs due to the downturn in the economy.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales increased $3.5 million, or 12%, to $32.9 million for 2010 from $29.3 million for 2009.  The increase in cost of sales was primarily related to the increase in new equipment sales during 2010.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.2 million to $0.8 million in 2010 from $1.0 million in 2009.  Cost of sales as a percent of revenues was 69% for both 2010 and 2009.

Gross Profit.  Gross profit increased $1.5 million to $14.5 million in 2010 from $12.9 million in 2009.  The increased gross profit was primarily attributable to the increase in equipment sales.  Gross profit margin was 31% for both 2010 and 2009.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication, professional services and charges for bad debts, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased by $0.3 million, or 4%, to $6.9 million in 2010 from $7.2 million in 2009.  The decrease was primarily due to a $0.1 million reduction in the provision for the allowance for doubtful accounts receivable with the remaining decrease due to reductions in rent expense, business insurance and advertising expense.

Income from Operations.  Income from operations increased $1.8 million, or 31%, to $7.6 million for 2010 from $5.8 million in 2009, for the reasons stated above.

Interest Expense.  Interest expense for 2010 was $0.8 million compared to $0.9 million in 2009.  The decline in interest expense was due primarily to reduced borrowing levels under our $16.3 million term loan and Line of Credit for 2010 as compared to 2009 and lower interest rates for the $2.8 million term loan for 2010 as compared to 2009.

Income Taxes.  The provision for income taxes for 2010 increased $0.8 million to $2.6 million, or an effective rate of 38.0%, for 2010 from $1.8 million, or an effective rate of 37.5%, for 2009.

Year Ended September 30, 2009, compared to Year Ended September 30, 2008

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

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $10.5 million, or 26%, to $29.3 million for 2009 from $39.8 million for 2008.  Cost of sales this year were 69% of total net sales compared to 71% last year.  The decrease in cost of sales was directly related to the decrease in equipment sales during 2009.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.7 million to $1.0 million in 2009 from $1.7 million in 2008 due primarily to an additional provision in 2008 of $0.5 million for Cisco legacy converter boxes that were deemed unsellable and $0.3 million for unsellable inventory at our Tulsat-West location.

Gross Profit.  Gross profit in 2009 decreased $3.7 million to $12.9 million from $16.6 million in 2008.  The decreased gross profit was primarily attributable to the decline in equipment sales, partially offset by the absence of the $0.8 million additional provision for excess and obsolete inventory in 2008 to the reserve for obsolete and excess inventory discussed above.  Gross profit margins increased to 31% from 29% due primarily to sales of higher margin products and higher margin headend repairs.

Operating, Selling, General and Administrative Expenses.  Operating, selling, general and administrative expenses include personnel costs (including fringe benefits, insurance and taxes), occupancy, communication, professional services and charges for bad debts, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased by $1.0 million to $7.2 million in 2009 from $8.2 million in 2008.  The decrease was primarily due to reductions in payroll expenses of $0.5 million, rent of $0.2 million and professional services of $0.2 million, partially offset by an increase in the provision for the allowance for doubtful accounts receivable of $0.1 million.  At September 30, 2009, we reduced our headcount for full-time employees by approximately 10% as compared to our headcount at September 30, 2008.

Income from Operations.  Income from operations decreased $2.7 million, or 32%, to $5.8 million for 2009 from $8.5 million in 2008, for the reasons stated above.

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During 2010, we generated approximately $10.1 million of cash flow from operations.  The cash flow from operations was impacted by a $0.7 million net increase in our accounts receivable.  Our accounts receivables increased from 2009 due primarily to increased revenues in the fourth quarter 2010 as compared to the fourth quarter 2009.  Despite the overall economic conditions, we have not experienced a significant deterioration in collections on accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as 2009.  The cash flow from operations was also impacted by a $5.4 million net decrease in inventory.  Our inventory decreased from 2009 due primarily to management’s continuing efforts to reduce our overall inventory levels in order for our inventory to be more in line with our current and expected sales volume.  Additionally, the cash flow from operations was impacted by a $0.2 million increase in our accounts payable from 2009 resulting primarily from the timing of inventory purchases that were made at the end of the fourth quarter 2010 as compared to 2009.

We expect that our cash and cash equivalents of $8.7 million at September 30, 2010 will be sufficient for our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At September 30, 2010, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less the outstanding balances under the term loans identified in the credit agreement and less the fair value of the interest rate swap agreement in excess of $900,000 is available to us under the revolving credit facility ($5.7 million at September 30, 2010).  The entire outstanding balance on the revolving credit facility is due on maturity.

During 2010, we made principal payments totaling $2.0 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92% in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  In addition, we paid off our other note payable, secured by real estate, in June 2010 totaling $0.1 million.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2010 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and with our cost determined using the weighted-average method.  At September 30, 2010, we had total inventory of $30.0 million, consisting of $21.8 million in new products and $8.2 million in used or refurbished products against which we have a reserve of $2.5 million for excess and obsolete inventory, leaving us a net inventory of $27.4 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  During 2010, we increased our reserve for excess and obsolete inventory by approximately $0.8 million and wrote down the carrying value of certain inventory items by approximately $0.5 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at September 30, 2010 and September 30, 2009.   At September 30, 2010, accounts receivable, net of allowance for doubtful accounts, was $4.9 million.

Off-Balance Sheet Arrangements

None.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2010.  Our audits of the consolidated financial statements also included the financial statement schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  Hogan & Slovacek, P.C. audited the  consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows of the Company for the year ended September 30, 2008, and merged with Tullius Taylor Sartain & Sartain LLP to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 14, 2010
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,739,151	$700,004
Accounts receivable, net of allowance of $300,000	4,905,733	4,199,136

Income tax refund receivable	203,405	88,411
Inventories, net of allowance for excess and obsolete
inventory of $2,545,000 and $2,196,000, respectively	27,410,722	33,166,624
Prepaid expenses	92,567	107,423
Deferred income taxes	1,423,000	1,282,000
Total current assets	42,774,578	39,543,598

Property and equipment, at cost:
Land and buildings	7,208,679	7,188,936
Machinery and equipment	3,203,701	3,258,819
Leasehold improvements	205,797	205,797
	10,618,177	10,653,552
Less accumulated depreciation and amortization	(3,393,921)	(3,096,885)
Net property and equipment	7,224,256	7,556,667

Other assets:
Deferred income taxes	678,000	744,000
Goodwill	1,560,183	1,560,183
Other assets	23,236	28,098
Total other assets	2,261,419	2,332,281

Total assets	$52,260,253	$49,432,546

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,751,498	$2,523,143
Accrued expenses	1,340,414	1,095,822
Notes payable – current portion	1,814,008	1,863,767
Total current liabilities	5,905,920	5,482,732

Notes payable, less current portion	12,058,128	13,992,873
Other liabilities	1,252,683	1,049,685

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,367,934 and 10,340,784 shares issued, respectively; 10,143,970 and 10,116,820 shares outstanding, respectively	103,679	103,408
Paid in capital	(6,070,986)	(6,151,530)
Retained earnings	40,193,791	36,007,342
Accumulated other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	(776,683)	(645,685)
	33,449,801	29,313,535

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	33,043,522	28,907,256

Total liabilities and shareholders’ equity	$52,260,253	$49,432,546

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2010	2009	2008
Sales:
Net new sales income	$32,108,559	$27,053,746	$34,678,054
Net refurbished sales income	9,444,802	9,704,744	16,090,192
Net service income	5,752,769	5,485,102	5,680,315
Total net sales	47,306,130	42,243,592	56,448,561
Cost of sales	32,850,524	29,315,645	39,839,667
Gross profit	14,455,606	12,927,947	16,608,894
Operating, selling, general and administrative expenses	6,901,946	7,159,604	8,156,536
Income from operations	7,553,660	5,768,343	8,452,358
Interest expense	801,211	936,339	983,564
Income before income taxes	6,752,449	4,832,004	7,468,794
Provision for income taxes	2,566,000	1,813,000	2,801,000
Net income	4,186,449	3,019,004	4,667,794

Other comprehensive loss:
Unrealized loss on interest rate swap, net of $72,000,
$292,000 and $112,000 tax benefit, respectively	(130,998)	(457,741)	(225,302)

Comprehensive income	$4,055,451	$2,561,263	$4,442,492

Net income	4,186,449	3,019,004	4,667,794
Preferred stock dividends	–	–	133,480
Net income attributable to common shareholders	$4,186,449	$3,019,004	$4,534,314

Earnings per share:
Basic	$0.41	$0.30	$0.44
Diluted	$0.41	$0.30	$0.44
Shares used in per share calculation:
Basic	10,132,658	10,162,122	10,263,365
Diluted	10,136,610	10,164,216	10,281,136

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2010, 2009 and 2008

						Accumulated
			Series B			Other
	Common Stock		Preferred	Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2007	10,270,756	$102,708	$12,000,000	$(6,383,574)	$28,454,024	$37,358	$(54,164)	$34,156,352

Net income	–	–	–	–	4,667,794	–	–	4,667,794
Preferred stock dividends	–	–	–	–	(133,480)	–	–	(133,480)
Repurchase of preferred stock	–	–	(12,000,000)	–	–	–	–	(12,000,000)
Stock issuance	16,359	164	–	69,836	–	–	–	70,000
Stock options exercised	7,000	69	–	20,180	–	–	–	20,249
Net unrealized loss on interest swap	–	–	–	–	–	(225,302)	–	(225,302)
Share based compensation expense	–	–	–	20,661	–	–	–	20,661

Balance, September 30, 2008	10,294,115	$102,941	$–	$(6,272,897)	$32,988,338	$(187,944)	$(54,164)	$26,576,274

Net income	–	–	–	–	3,019,004	–	–	3,019,004
Purchase of common stock	–	–	–	–	–	–	(352,115)	(352,115)
Stock issuance	46,669	467	–	69,533	–	–	–	70,000
Net unrealized loss on interest swap	–	–	–	–	–	(457,741)	–	(457,741)
Share based compensation expense	–	–	–	51,834	–	–	–	51,834

Balance, September 30, 2009	10,340,784	$103,408	$–	$(6,151,530)	$36,007,342	$(645,685)	$(406,279)	$28,907,256

Net income	–	–	–	–	4,186,449	–	–	4,186,449
Stock issuance	27,150	271	–	59,729	–	–	–	60,000
Net unrealized loss on interest swap	–	–	–	–	–	(130,998)	–	(130,998)
Share based compensation expense	–	–	–	20,815	–	–	–	20,815

Balance, September 30, 2010	10,367,934	$103,679	$–	$(6,070,986)	$40,193,791	$(776,683)	$(406,279)	$33,043,522

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2010	2009	2008
Operating Activities
Net income	$4,186,449	$3,019,004	$4,667,794
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	398,778	411,052	388,702
Provision for losses on accounts receivable	26,162	129,307	38,238
Provision for excess and obsolete inventories	805,684	970,720	1,670,425
(Gain) loss on disposal of property and equipment	7,704	(8,594)	-
Deferred income tax benefit	(3,000)	(40,000)	(225,000)
Share based compensation expense	84,984	121,834	61,492
Cash provided (used) by changes in current assets and liabilities:
Accounts receivable	(732,759)	2,375,719	(32,521)
Income tax refund receivable	(114,994)	(4,676)	69,517
Inventories	4,950,218	(458,926)	(3,884,316)
Prepaid expenses	14,856	1,137	16,559
Other assets	693	1,014	42,423
Accounts payable	228,355	(743,863)	(1,034,666)
Accrued expenses	244,592	(50,850)	(185,218)
Net cash provided by operating activities	10,097,722	5,722,878	1,593,429

Investing Activities
Additions to machinery and equipment	(77,078)	(58,411)	(125,610)
Additions of land and buildings	(19,743)	(11,133)	(694,743)
Disposals of machinery and equipment	22,750	36,594	3,500
Net cash used in investing activities	(74,071)	(32,950)	(816,853)

Financing Activities
Net change under bank revolving line of credit	–	(2,789,252)	1,053,847
Proceeds on notes payable	–	–	12,000,000
Payments on notes payable	(1,984,504)	(1,863,768)	(1,552,974)
Repurchase of preferred stock	–	–	(12,000,000)
Purchase of treasury stock	–	(352,115)	–
Proceeds from stock options exercised	–	–	20,249
Payments of preferred dividends	–	–	(343,480)
Net cash used in financing activities	(1,984,504)	(5,005,135)	(822,358)

Net increase (decrease) in cash and cash equivalents	8,039,147	684,793	(45,782)
Cash and cash equivalents at beginning of year	700,004	15,211	60,993
Cash and cash equivalents at end of year	$8,739,151	$700,004	$15,211

Supplemental cash flow information:
Cash paid for interest	$814,332	$944,777	$901,940
Cash paid for income taxes	$2,767,180	$1,934,465	$2,946,329

See notes to audited consolidated financial statements.

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. through its subsidiaries (collectively, the “Company”) sells new, surplus, and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company is also a repair center for various cable companies.

Summary of Significant Accounting Policies

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries:  Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), Jones Broadband International, Inc. (dba Tulsat-West), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Tulsat-Pennsylvania LLC (dba Broadband Remarketing International).   All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and is aggregated for segment reporting purposes.

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

Property and equipment

Property and equipment consists of office equipment, warehouse and service equipment and buildings with estimated useful lives of 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-

line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation and amortization expense was $0.4 million for each of the years ended September 30, 2010, 2009 and 2008, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. Goodwill is evaluated at least annually for impairment by first comparing our estimate of the fair value of the reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess. Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  At September 30, 2010 and 2009, the fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

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

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net New Sales Income, Net Refurbished Sales Income and Net Service Income in the accompanying Consolidated Statements of Income and Comprehensive Income.  Actual costs for shipping and handling of these sales are included in Cost of Sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.2 million, $0.3 million and $0.3 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2010 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based customers) were approximately $6.8 million, $4.6 million and $7.9 million for the years ended September 30, 2010, 2009 and 2008, respectively.  In 2010, the Company purchased approximately 32% of its inventory from Cisco and approximately 19% of its inventory from Motorola.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.

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

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturity of these instruments.  The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the Company’s line of credit approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.  Management believes that the carrying value of the Company’s borrowings approximates fair value as the interest rate fluctuates periodically based on a floating interest rate.

Note 2 – Inventories

Inventories at September 30, 2010 and 2009 are as follows:

	2010	2009
New	$21,808,323	$24,723,788
Refurbished	8,147,399	10,638,836
Allowance for excess and obsolete inventory	(2,545,000)	(2,196,000)

	$27,410,722	$33,166,624

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory remanufactured, Company remanufactured and used products.

The Company regularly reviews inventory quantities on hand, and a departure from cost is required when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the fiscal years ended September 30, 2010, 2009 and 2008, increasing the cost of sales by approximately $0.8 million, $1.0 million and $1.7 million, respectively.

Note 3 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2010, 2009 and 2008 consists of:

	2010	2009	2008
Current	$2,569,000	$1,853,000	$3,026,000
Deferred	(3,000)	(40,000)	(225,000)

	$2,566,000	$1,813,000	$2,801,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2010, 2009 and 2008:

	2010	2009	2008
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S.
federal tax benefit	4.0%	4.7%	4.6%
Tax credits and exclusions	–	(1.2%)	(1.1%)

Company’s effective tax rate	38.0%	37.5%	37.5%

Deferred tax assets at September 30, 2010 and 2009 consist of the following:

	2010	2009
Net operating loss carryforwards	$714,000	$826,000
Financial basis in excess of tax basis of certain assets	(575,000)	(574,000)
Accounts receivable	114,000	116,000
Inventory	1,097,000	1,015,000
Interest rate swap	476,000	404,000
Other, net	275,000	239,000

	$2,101,000	$2,026,000

Deferred tax assets are classified as:
Current	$1,423,000	$1,282,000
Noncurrent	678,000	744,000

	$2,101,000	$2,026,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $1.9 million at September 30, 2010, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2019 and 2020.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2007.

Note 4 – Accrued Expenses

Accrued expenses as of September 30, 2010 and 2009 are as follows:

	2010	2009
Employee costs	$971,099	$724,349
Taxes other than income tax	154,835	148,540
Interest	60,065	73,186
Other, net	154,415	149,747

	$1,340,414	$1,095,822

Note 5 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2010 and 2009, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 1.4% (1.66% at September 30, 2010), and the interest rate is reset monthly.  Any outstanding balance under the Line of Credit is due on November 30, 2010.  Borrowings under the line of credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit available borrowing base was $5.7 million at September 30, 2010.  Among other financial covenants, the credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Subsequent to September 30, 2010, the Company signed an Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender effective November 30, 2010.  Among other things, this amendment extended the Line of Credit maturity to November 30, 2011, changed the interest rate from the prevailing 30-day LIBOR rate plus 1.4% to the prevailing 30-day LIBOR rate plus 2.75%, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit remains at $7.0 million.  The financial covenants did not change under this agreement nor did the terms of the two separate term loans.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this note was $2.1 million and $2.2 million at September 30, 2010 and 2009, respectively.  This note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.66% at September 30, 2010) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $11.8 million and $13.4 million at September 30, 2010 and 2009, respectively.  This note is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.66% at September 30, 2010).

The Company’s other note payable, secured by real estate, was paid off in June 2010 ($0.2 million outstanding at September 30, 2009).  The interest rate was prime minus 0.25%.

The carrying value of the Company’s borrowings approximates fair value as the interest rate fluctuates periodically based on a floating interest rate.

The aggregate minimum maturities of notes payable and the line of credit for each of the next five years are as follows:

2011	$1,814,008
2012	1,814,008
2013	8,741,508
2014	184,008
2015	184,008
Thereafter	1,134,596

Total	$13,872,136

Note 6 – Derivative Financial Instruments

On November 27, 2007, the Company entered into an interest rate swap agreement on the $16.3 million term loan in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate on the notional value at 5.92% through November 29, 2014.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  Upon entering into this interest rate swap, the Company designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with FASB ASC 815, Derivatives and Hedging. The following table presents certain information regarding our interest rate swap.

	Amount of Loss Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Year Ended September 30,		September 30,	September 30,
	2010	2009	2010	2009

Interest rate swap agreement	$(130,998)	$(457,741)	$(776,683)	$(645,685)

At September 30, 2010, the notional value of the swap was $11.8 million and the fair value of the interest rate swap was approximately $1.3 million, which is included in other liabilities on the Company’s Consolidated Balance Sheet.

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

At September 30, 2010, 1,024,656 million shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 637,495 shares were available for future grants.

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

A summary of the status of the Company's stock options at September 30, 2010 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2009	148,850	$3.43
Granted	–	–
Exercised	–	–	–
Expired	(12,000)	$3.13
Forfeited	–	–
Outstanding at September 30, 2010	136,850	$3.46	–
Exercisable at September 30, 2010	96,850	$3.65	–

There was no aggregate intrinsic value at September 30, 2010 for options outstanding and exercisable as the Company’s stock price at September 30, 2010 was less than the weighted average exercise price.  The total intrinsic value of options exercised for the year ended September 30, 2008 was $11,000.  There were no options exercised for the years ended September 30, 2010 and 2009.

Information about the Company’s outstanding and exercisable stock options at September 30, 2010 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$3.001	80,000	40,000	7.9 years
$3.450	15,000	15,000	6.5 years
$5.780	15,000	15,000	5.5 years
$4.620	15,000	15,000	4.5 years
$4.400	3,000	3,000	3.5 years
$1.650	2,000	2,000	2.5 years
$0.810	2,000	2,000	1.5 years
$1.500	4,850	4,850	0.5 years
	136,850	96,850

No nonqualified stock options were granted in fiscal year 2010 or 2009.  In the fourth quarter of fiscal year 2008, the Company granted nonqualified stock options to certain executives and employees of the Company totaling 100,000 shares.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the year ended September 30, 2008 are as follows:

2008
Weighted average grant date fair value of options	$1.09
Black-Scholes model assumptions:
Average expected life (years)	6.25
Average expected volatility factor	30%
Average risk-free interest rate	3.1%
Average expected dividends yield	–

Compensation expense related to stock options recorded for the years ended September 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Fiscal year 2006 grant	$–	$3,063	$6,510
Fiscal year 2008 grant	20,815	48,771	14,151

Total compensation expense	$20,815	$51,834	$20,661

For the options granted in fiscal years 2006 and 2008, the Company is recording compensation expense over the vesting term of the related options.  All of the options granted in fiscal year 2007 were fully vested and, as such, their calculated fair value was expensed on the grant date.

Restricted stock

The Company granted restricted stock in March 2010, 2009 and 2008 to its Board of Directors totaling 27,150 shares, 46,669 shares and 16,359 shares, respectively, which were valued at market value on the date of grant.  The shares are held by the Company for 12 months and are delivered to the directors at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $60,000 for the 2010 fiscal year grant and $70,000 for the 2009 and 2008 fiscal year grants. The grants are amortized over the 12 month holding period as compensation expense.  Compensation expense related to restricted stock recorded for the years ended September 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Fiscal year 2008 grant	$–	$29,169	$40,831
Fiscal year 2009 grant	29,169	40,831	–
Fiscal year 2010 grant	35,000	–	–

	$64,169	$70,000	$40,831

Note 8 – Treasury Stock

In 2000, the Company’s Board of Directors authorized the repurchase of up to $1.0 million of outstanding shares of the Company’s common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in employee stock plans or for acquisitions.  During fiscal year 2009, the Company acquired in the open market and in a privately negotiated transaction a total of 202,864 shares of the Company’s common stock at an average price of $1.74 per share.  Repurchases are made in compliance with the safe harbor provisions of Rule 10b-18, which limits the timing, volume, price and method of stock repurchases.  When combined with the treasury shares purchased in prior years, the Company can purchase additional shares that have a combined value of up to $0.6 million under this program.

Note 9 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan for the years ended September 30, 2010, 2009 and 2008 were $0.2 million, $0.2 million and $0.2 million, respectively.

Note 10 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2010, 2009 and 2008 are:

	2010	2009	2008
Net income	$4,186,449	$3,019,004	$4,667,794
Dividends on preferred stock	–	–	133,480
Net income attributable to
common shareholders	$4,186,449	$3,019,004	$4,534,314

Basic weighted average shares	10,132,658	10,162,122	10,263,365
Effect of dilutive securities:
Stock options	3,952	2,094	17,771
Diluted weighted average shares	10,136,610	10,164,216	10,281,136

Earnings per common share:
Basic	$0.41	$0.30	$0.44
Diluted	$0.41	$0.30	$0.44

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year.

	2010	2009	2008
Stock options excluded	128,000	140,000	60,000
Weighted average exercise price of
stock options	$3.60	$3.56	$5.30
Average market price of common stock	$2.49	$1.80	$4.48

Note 11 – Related Parties

On November 27, 2007, the Company redeemed the Series B Preferred Stock, which was beneficially owned by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company for $12.0 million.  The redemption was financed by the second term loan under the Company’s Revolving Credit and Term Loan Agreement (see Note 5).  Prior to the redemption, the Company paid $0.3 million in fiscal year 2007 for dividends on the Series B Preferred Stock.

The Company leases on a month-to-month basis one warehouse in Oklahoma from a company owned by David E. Chymiak and Kenneth A. Chymiak.  The lease expired in September 2008.  The total payments made on the lease to this company for the years ended September 30, 2010, 2009 and 2008 totaled $0.1 million, $0.1 million and $0.2 million, respectively.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2010.

Note 12 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Oklahoma, California, Georgia and Pennsylvania.   The Oklahoma facility is a 56,000 square foot warehouse and is rented on a month-to-month basis, since the lease expired in September 2008, from an entity that is controlled by David E. Chymiak and Kenneth A. Chymiak.  The terms on its other operating leases in California, Georgia and Pennsylvania vary but all mature in less than one year and contain renewal options.  The California lease for Tulsat-West expired on November 30, 2010, and the Company closed the Tulsat-West facility and moved the operations to our Broken Arrow, Oklahoma facility.

Rental payments associated with leased properties in fiscal years 2010, 2009 and 2008 totaled approximately $0.2 million, $0.3 million and $0.5 million, respectively.  The Company’s minimum annual future obligations as of September 30, 2010 under all existing operating leases are $44 thousand for fiscal year 2011.  The Company has no further minimum annual future obligations as all of its existing operating leases expire in fiscal year 2011.

Note 13 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2010, 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2010
Net sales and service income	$10,219,221	$12,055,521	$13,297,449	$11,733,939
Gross profit	$3,330,340	$3,619,796	$4,207,974	$3,297,496
Net income	$859,639	$1,081,845	$1,396,234	$848,731
Basic earnings per common share	$0.08	$0.11	$0.14	$0.08
Diluted earnings per common share	$0.08	$0.11	$0.14	$0.08
Fiscal year ended 2009
Net sales and service income	$12,800,006	$10,126,636	$9,148,907	$10,168,043
Gross profit	$3,833,786	$3,073,992	$2,974,965	$3,045,204
Net income	$954,146	$698,359	$654,606	$711,893
Basic earnings per common share	$0.09	$0.07	$0.06	$0.07
Diluted earnings per common share	$0.09	$0.07	$0.06	$0.07

Fiscal year ended 2008
Net sales and service income	$14,739,368	$13,851,819	$13,213,802	$14,643,572
Gross profit	$4,750,828	$4,568,063	$3,363,548	$3,926,455
Net income	$1,593,111	$1,411,109	$605,504	$1,058,070
Basic earnings per common share	$0.14	$0.14	$0.06	$0.10
Diluted earnings per common share	$0.14	$0.14	$0.06	$0.10

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Hogan & Slovacek, P.C., the firm that had served as our independent registered public accounting firm since January 26, 2006, announced that it was combining with the firm of Tullius Taylor Sartain & Sartain LLP, on January 7, 2009.  As a result, Hogan & Slovacek resigned as our accounting firm as of January 7, 2009, and our audit committee engaged the successor firm, which is named HoganTaylor LLP (“HoganTaylor”), on January 7, 2009, to serve as the principal accountant to audit our financial statements for the fiscal year ended September 30, 2009.  The respective employees, partners and shareholders of the merged firms have become employees and partners of HoganTaylor which will continue the practices of each of the merged firms.  Hogan & Slovacek will remain in existence solely for the purpose of winding up its affairs but will not engage in any public accounting practice.

While HoganTaylor is technically a new firm, because it is a successor firm to our prior accountants, we do not consider this a substantive change of accounting firms.  Also, as this is a newly created firm, there have been no pre-engagement consultations or contacts with HoganTaylor.

The reports of Hogan & Slovacek regarding our financial statements for the fiscal year ended September 30, 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the year ended September 30, 2008, and during the period from October 1, 2008 through January 7, 2009, the date of resignation, there were no disagreements with Hogan & Slovacek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hogan & Slovacek would have caused it to make reference to such disagreement in connection with its report.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2010, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2010 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetech.com.

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

                 Report of Independent Registered Public Accounting Firm for 2010, 2009 and 2008.

                 Consolidated Balance Sheets as of September 30, 2010 and 2009.

                 Consolidated Statements of Income for the years ended September 30, 2010, 2009 and 2008.

                 Consolidated Statements of Changes in Shareholders’ Equity for the years endedSeptember 30, 2010, 2009 and 2008.

                 Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008.

                 Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2010, 2009 and 2008 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Period	Expenses	Write offs	Recoveries	of Period
Period Ended September 30, 2010
Allowance for Doubtful Accounts	$300,000	26,162	(26,162)	-	$300,000
Allowance for Excess and Obsolete Inventory	2,196,000	804,565	(455,565)	-	2,545,000

Period Ended September 30, 2009
Allowance for Doubtful Accounts	$253,000	126,346	(79,346)	-	$300,000
Allowance for Excess and Obsolete Inventory	1,958,000	981,692	(743,692)	-	2,196,000
Period Ended September 30, 2008
Allowance for Doubtful Accounts	$261,000	38,238	(46,238)	-	$253,000
Allowance for Excess and Obsolete Inventory	697,000	1,670,425	(409,425)	-	1,958,000

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

10.5
Fifth Amendment to the Revolving Credit and Term Loan Agreement dated February 4, 2009, incorporated by reference to Exhibit 10.5 to the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 17, 2009.

10.6	Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010.

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

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.
Date: December 14, 2010	By:	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2010	/s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors

Date: December 14, 2010	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak, President and Chief Executive Officer (Principal Executive Officer) and Director

Date: December 14, 2010	/s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial Officer)

Date: December 14, 2010	/s/ Thomas J. Franz
Thomas J. Franz, Director

Date: December 14, 2010	/s/ Paul F. Largess
Paul F. Largess, Director

Date: December 14, 2010	/s/ James C. McGill
James C. McGill, Director

Date: December 14, 2010	/s/ Stephen J. Tyde
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

10.5
Fifth Amendment to the Revolving Credit and Term Loan Agreement dated February 4, 2009, incorporated by reference to Exhibit 10.5 to the Company's Form 10-K/A filed with the Securities and Exchange Commission on December 17, 2009.

10.6	Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010.

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

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.