Form 10-Q
period 2010-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2011-02-08
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2011 were 10,143,970.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2010

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	December 31, 2010 (unaudited) and September 30, 2010 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three Months Ended December 31, 2010 and 2009

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2010 and 2009

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	September 30, 2010 (audited)
Assets
Current assets:
Cash and cash equivalents	$10,398,858	$8,739,151
Accounts receivable, net of allowance of $300,000	2,758,523	4,905,733
Income tax refund receivable	–	203,405
Inventories, net of allowance for excess and obsolete
inventory of $2,643,000 and $2,545,000, respectively	28,588,730	27,410,722
Prepaid expenses	54,334	92,567
Deferred income taxes	1,440,000	1,423,000
Total current assets	43,240,445	42,774,578

Property and equipment, at cost:
Land and buildings	7,208,679	7,208,679
Machinery and equipment	3,123,851	3,203,701
Leasehold improvements	205,797	205,797
	10,538,327	10,618,177
Less accumulated depreciation and amortization	(3,436,425)	(3,393,921)
Net property and equipment	7,101,902	7,224,256

Other assets:
Deferred income taxes	578,000	678,000
Goodwill	1,560,183	1,560,183
Other assets	11,236	23,236
Total other assets	2,149,419	2,261,419

Total assets	$52,491,766	$52,260,253

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010 (unaudited)	September 30, 2010 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,289,984	$2,751,498
Accrued expenses	833,593	1,340,414
Notes payable – current portion	1,814,008	1,814,008
Total current liabilities	5,937,585	5,905,920

Notes payable	11,604,626	12,058,128
Other liabilities	1,015,514	1,252,683

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,367,934 shares issued and 10,143,970 shares outstanding	103,679	103,679
Paid in capital	(6,068,271)	(6,070,986)
Retained earnings	40,934,426	40,193,791
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(629,514)	(776,683)
	34,340,320	33,449,801

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	33,934,041	33,043,522

Total liabilities and shareholders’ equity	$52,491,766	$52,260,253

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
Sales:
Net new sales income	$6,525,013	$6,569,913
Net refurbished sales income	1,401,501	2,268,803
Net service income	1,302,932	1,380,505
Total net sales	9,229,446	10,219,221
Cost of sales	6,349,881	6,888,881
Gross profit	2,879,565	3,330,340
Operating, selling, general and administrative expenses	1,498,506	1,730,767
Income from operations	1,381,059	1,599,573
Interest expense	185,424	211,934
Income before provision for income taxes	1,195,635	1,387,639
Provision for income taxes	455,000	528,000
Net income attributable to common shareholders	740,635	859,639

Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	147,169	91,980

Comprehensive income	$887,804	$951,619

Earnings per share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08
Shares used in per share calculation:
Basic	10,143,970	10,116,820
Diluted	10,154,523	10,120,085

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2010	2009
Operating Activities
Net income	$740,635	$859,639
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	87,774	98,906
Provision for losses on accounts receivable	874	11,325
Provision for excess and obsolete inventories	102,550	202,371
Deferred income tax benefit	(7,000)	(12,000)
Share based compensation expense	2,715	22,704
Changes in assets and liabilities:
Accounts receivable	2,146,336	633,772
Income tax refund receivable	203,405	88,411
Inventories	(1,280,558)	1,039,590
Prepaid expenses	38,233	46,334
Other assets	12,000	(17,186)
Accounts payable	538,486	10,738
Accrued expenses	(506,821)	(33,612)
Net cash provided by operating activities	2,078,629	2,950,992

Investing Activities
Additions to machinery and equipment	(7,082)	(7,142)
Disposals of machinery and equipment	41,662	–
Net cash provided by (used in) investing activities	34,580	(7,142)

Financing Activities
Payments on notes payable	(453,502)	(465,941)

Net increase in cash and cash equivalents	1,659,707	2,477,909
Cash and cash equivalents at beginning of period	8,739,151	700,004
Cash and cash equivalents at end of period	$10,398,858	$3,177,913

Supplemental cash flow information:
Cash paid for interest	$185,330	$216,408
Cash paid for income taxes	$113,000	$174,000

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$237,169	$156,980
Deferred tax provision	(90,000)	(65,000)
Unrealized gain on interest rate swap, net of tax	$147,169	$91,980

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The consolidated financial statements as of September 30, 2010 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Description of business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Broadband Remarketing International, LLC (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

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

Basic and diluted earnings per share for the three months ended December 31, 2010 and 2009 are:

	Three Months Ended December 31,
	2010	2009
Net income attributable to
common shareholders	$740,635	$859,639

Basic weighted average shares	10,143,970	10,116,820
Effect of dilutive securities:
Stock options	10,553	3,265
Diluted weighted average shares	10,154,523	10,120,085

Earnings per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Note 3 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At December 31, 2010, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.01% at December 31, 2010), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2011.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.2 million at December 31, 2010.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $2.0 million at December 31, 2010 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.67% at December 31, 2010) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $11.4 million at December 31, 2010 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.67% at December 31, 2010) and is reset monthly.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Derivative Financial Instruments

The Company has an interest rate swap agreement on the $16.3 million term loan in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate on the notional value at 5.92% through November 29, 2014.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The Company has designated this derivative as a cash flow hedge by documenting the

Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with FASB ASC 815, Derivatives and Hedging.  The following table presents certain information regarding our interest rate swap:

	Amount of Income Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Three Months Ended December 31,		December 31,	September 30,
	2010	2009	2010	2010

Interest rate swap agreement	$147,169	$91,980	$(629,514)	$(776,683)

At December 31, 2010, the notional value of the swap was $11.4 million and the fair value of the interest rate swap was approximately $1.0 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheets.

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

At December 31, 2010, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 637,845 shares were available for future grants.

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

A summary of the status of the Company's stock options at December 31, 2010 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2010	136,850	$3.46
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	(350)	$1.50
Outstanding at December 31, 2010	136,500	$3.46

Exercisable at December 31, 2010	96,500	$3.65

No nonqualified stock options were granted in the three months ended December 31, 2010.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2010 is as follows:

Three Months Ended
December 31, 2010
Fiscal year 2008 grant	$2,715

The Company records compensation expense over the vesting term of the related options.  At December 31, 2010, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $12,218.

Restricted Stock

The Company granted restricted stock in March 2010 to its Board of Directors totaling 27,150 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $60,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid assets on the Company’s Consolidated Balance Sheet.

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

We are a value added reseller for select Cisco and Motorola new products, and we are a distributor for several other manufacturers of cable television (“CATV”) equipment.  We also specialize in the sale of surplus new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused our initiative to market our products and services to the larger cable multiple system operators (“MSOs”) and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services including data, voice and video.

Recent Business Developments

Cisco Agreement

As previously announced on December 27, 2010, a subsidiary of the Company, Tulsat, has entered into a new system integrator/reseller agreement with Cisco, which will enable Tulsat to sell both IT and Service Provider Video Technology Group (“SPVTG”) related products in the United States. This agreement replaces its prior distributor agreement with Cisco, which expired December 20, 2010.

Under the terms of the new agreement, Tulsat will purchase the majority of its new Cisco product inventory through a primary stocking distributor as opposed to purchasing directly from Cisco as it did under the prior agreement.  This is expected to result in slightly higher product costs, but it will lower the Company’s inventory, storage, shipping and handling costs.  Also, SPVTG products purchased through Cisco or the primary stocking distributor will only be able to be sold to domestic end users of these products.    As part of the agreement, Tulsat was to become a Cisco Premier Partner by January 31, 2011.  Tulsat did meet this deadline by, among other things, attaining the required Cisco certifications.  As a Cisco Premier Partner, Tulsat can sell both IT and SPVTG-related products as compared to only SPVTG products.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2010 and December 31, 2009

Total Net Sales.  Total net sales declined $1.0 million, or 10%, to $9.2 million for the three months ended December 31, 2010 from $10.2 million for the three months ended December 31, 2009.  New equipment sales decreased slightly by $0.1 million, or 1%, to $6.5 million for the three months ended December 31, 2010 from $6.6 million for the three months ended December 31, 2009.  Net refurbished sales decreased $0.9 million, or 38%, to $1.4 million for the three months ended December 31, 2010 from $2.3 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $0.6 million.  Net repair service revenues decreased $0.1 million, or 6%, to $1.3 million for the three months ended December 31, 2010 from $1.4 million for the same period last year.  The repair service revenue decline for the three months ended December 31, 2010 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $0.5 million, or 8%, to $6.3 million for the three months ended December 31, 2010 from $6.9 million for the three months ended December 31, 2009.  The decrease in cost of sales was primarily attributable to the decreased sales of refurbished equipment.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.1 million to $0.1 million for the three months ended December 31, 2010 from $0.2 million for the same period last year.  Cost of sales as a percent of revenue was 69% for the three months ended December 31, 2010 as compared to 67% for the same period last year.

Gross Profit.  Gross profit decreased $0.5 million, or 14%, to $2.9 million for the three months ended December 31, 2010 from $3.3 million for the three months ended December 31, 2009.  The decrease in gross profit was primarily due to the overall decline in net sales and slightly reduced margins on our new equipment sales, partially offset by the impact of the $0.1 decrease in the provision for excess and obsolete inventory discussed above.  Gross profit margins decreased to 31% for the three months ended December 31, 2010 from 33% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.2 million, or 13%, to $1.5 million for the three months ended December 31, 2010 compared to $1.7 million for the three months ended December 31, 2009.  The decrease was due primarily to reduced costs of $0.1 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011.

Income from Operations.  Income from operations decreased $0.2 million, or 14%, to $1.4 million for the three months ended December 31, 2010 from $1.6 million for the three months ended December 31, 2009 for the reasons described above.

Interest Expense.  Interest expense was $0.2 million for both the three months ended December 31, 2010 and 2009.

Income Taxes.  The provision for income taxes for both the three months ended December 31, 2010 and 2009 was $0.5 million. The effective income tax rate for both periods was 38.0%.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2010 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At December 31, 2010, we had total inventory of $31.2 million, against which we have a reserve of $2.6 million for excess and obsolete inventory, leaving us a net inventory of $28.6 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three months ended December 31, 2010, we recorded charges to our reserve for excess and obsolete inventory of $0.1 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2010, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $2.8 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the three months ended December 31, 2010, we generated $2.1 million of cash flow from operations.  The cash flow from operations was impacted by a $2.1 million net decrease in our accounts receivable from fiscal year end 2010.  Our accounts receivable decreased from fiscal year end 2010 due primarily to decreased revenues during the three months ended December 31, 2010 as compared to the three months ended September 30, 2010.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as fiscal year end 2010.  The cash flow from operations was also impacted by a $1.3 million increase in inventory.  Our inventory increased from fiscal year end 2010 due primarily to purchases of Motorola equipment in the three months ended December 31, 2010 in anticipation of possible equipment supply shortages following the split of Motorola into two companies.

We expect that our cash and cash equivalents of $10.4 million at December 31, 2010 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At December 31, 2010, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement and less the fair value of the interest rate swap agreement in excess of $900,000 is available to us under the revolving credit facility ($6.2 million at December 31, 2010).  The entire outstanding balance on the revolving credit facility is due on maturity.

During the three months ended December 31, 2010, we made principal payments totaling $0.5 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The $16.3 million term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92% in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  The $2.8 million term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  February 8, 2011                                                                Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  February 8, 2011                                                                Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)