Form 10-Q
period 2011-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2011-05-10
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2011 were 10,170,625.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2011

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	March 31, 2011 (unaudited) and September 30, 2010 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three and Six Months Ended March 31, 2011 and 2010

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2011 and 2010

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	14

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	15

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	September 30, 2010 (audited)
Assets
Current assets:
Cash and cash equivalents	$10,243,259	$8,739,151
Accounts receivable, net of allowance of $300,000	3,225,444	4,905,733
Income tax refund receivable	60,327	203,405
Inventories, net of allowance for excess and obsolete
inventory of $2,717,000 and $2,545,000, respectively	27,035,115	27,410,722
Prepaid expenses	166,642	92,567
Deferred income taxes	1,471,000	1,423,000
Total current assets	42,201,787	42,774,578

Property and equipment, at cost:
Land and buildings	7,208,679	7,208,679
Machinery and equipment	3,002,261	3,203,701
Leasehold improvements	205,797	205,797
	10,416,737	10,618,177
Less accumulated depreciation and amortization	(3,395,419)	(3,393,921)
Net property and equipment	7,021,318	7,224,256

Other assets:
Deferred income taxes	521,000	678,000
Goodwill	1,560,183	1,560,183
Other assets	11,236	23,236
Total other assets	2,092,419	2,261,419

Total assets	$51,315,524	$52,260,253

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	September 30, 2010 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,933,391	$2,751,498
Accrued expenses	840,275	1,340,414
Notes payable – current portion	1,814,008	1,814,008
Total current liabilities	4,587,674	5,905,920

Notes payable	11,151,124	12,058,128
Other liabilities	880,892	1,252,683

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized;10,394,589 and 10,367,934 shares issued, respectively; and 10,170,625 and 10,143,970 shares outstanding, respectively	103,946	103,679
Paid in capital	(5,989,073)	(6,070,986)
Retained earnings	41,533,132	40,193,791
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(545,892)	(776,683)
	35,102,113	33,449,801

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	34,695,834	33,043,522

Total liabilities and shareholders’ equity	$51,315,524	$52,260,253

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Sales:
Net new sales income	$6,417,153	$7,792,774	$12,942,166	$14,362,687
Net refurbished sales income	1,299,781	2,851,964	2,701,282	5,120,767
Net service income	1,179,771	1,410,783	2,482,703	2,791,288
Total net sales	8,896,705	12,055,521	18,126,151	22,274,742
Cost of sales	6,211,995	8,435,725	12,561,876	15,324,606
Gross profit	2,684,710	3,619,796	5,564,275	6,950,136
Operating, selling, general and administrative expenses	1,545,141	1,675,312	3,043,647	3,406,079
Income from operations	1,139,569	1,944,484	2,520,628	3,544,057
Interest expense	174,863	200,639	360,287	412,573
Income before provision for income taxes	964,706	1,743,845	2,160,341	3,131,484
Provision for income taxes	366,000	662,000	821,000	1,190,000
Net income attributable to common shareholders	598,706	1,081,845	1,339,341	1,941,484

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	83,622	(46,318)	230,791	45,662

Comprehensive income	$682,328	$1,035,527	$1,570,132	$1,987,146

Earnings per share:
Basic	$0.06	$0.11	$0.13	$0.19
Diluted	$0.06	$0.11	$0.13	$0.19
Shares used in per share calculation:
Basic	10,154,355	10,125,870	10,149,163	10,132,658
Diluted	10,164,046	10,129,100	10,160,414	10,135,888

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2011	2010
Operating Activities
Net income	$1,339,341	$1,941,484
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	174,359	198,358
Provision for losses on accounts receivable	941	19,510
Provision for excess and obsolete inventories	203,955	402,054
Deferred income tax benefit	(32,000)	–
Share based compensation expense	36,265	44,579
Changes in assets and liabilities:
Accounts receivable	1,679,348	(673,931)
Income tax refund receivable	143,078	59,515
Inventories	171,652	1,336,881
Prepaid expenses	(74,075)	(52,652)
Other assets	51,165	26,458
Accounts payable	(818,107)	625,854
Accrued expenses	(500,139)	(142,515)
Net cash provided by operating activities	2,375,783	3,785,595

Investing Activities
Additions to machinery and equipment	(13,083)	(40,828)
Disposals of machinery and equipment	41,662	–
Net cash provided by (used in) investing activities	28,579	(40,828)

Financing Activities
Payments on notes payable	(907,004)	(931,883)
Proceeds from stock options exercised	6,750	–
Net cash used in financing activities	(900,254)	(931,883)

Net increase in cash and cash equivalents	1,504,108	2,812,884
Cash and cash equivalents at beginning of period	8,739,151	700,004
Cash and cash equivalents at end of period	$10,243,259	$3,512,888

Supplemental cash flow information:
Cash paid for interest	$362,496	$416,336
Cash paid for income taxes	$699,399	$1,182,000

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$371,791	$81,662
Deferred tax provision	(141,000)	(36,000)
Unrealized gain on interest rate swap, net of tax	$230,791	$45,662

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

Basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net income attributable to
common shareholders	$598,706	$1,081,845	$1,339,341	$1,941,484

Basic weighted average shares	10,154,355	10,125,870	10,149,163	10,132,658
Effect of dilutive securities:
Stock options	9,691	3,230	11,251	3,230
Diluted weighted average shares	10,164,046	10,129,100	10,160,414	10,135,888

Earnings per common share:
Basic	$0.06	$0.11	$0.13	$0.19
Diluted	$0.06	$0.11	$0.13	$0.19

Note 3 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At March 31, 2011, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.01% at March 31, 2011), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2011.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.2 million at March 31, 2011.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan has an outstanding balance of $2.0 million at March 31, 2011 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.66% at March 31, 2011) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement has an outstanding balance of $11.0 million at March 31, 2011 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.66% at March 31, 2011) and is reset monthly.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Derivative Financial Instruments

The Company has an interest rate swap agreement on the second term loan in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement locks the interest rate on the notional value at 5.92% through November 29, 2014.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the second term loan.  The Company has designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with FASB ASC 815, Derivatives and Hedging.  The following table presents certain information regarding our interest rate swap:

	Amount of Income Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Six Months Ended March 31,		March 31,	September 30,
	2011	2010	2011	2010

Interest rate swap agreement	$230,791	$45,662	$(545,892)	$(776,683)

At March 31, 2011, the notional value of the swap was $11.0 million and the fair value of the interest rate swap was approximately $0.9 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheets.

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

At March 31, 2011, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 615,690 shares were available for future grants.

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

A summary of the status of the Company's stock options at March 31, 2011 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2010	136,850	$3.46
Granted	–	–
Exercised	4,500	$1.50
Expired	–	–
Forfeited	(350)	$1.50
Outstanding at March 31, 2011	132,000	$3.53

Exercisable at March 31, 2011	92,000	$3.76

No nonqualified stock options were granted in the six months ended March 31, 2011.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three and six months ended March 31, 2011 is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Fiscal year 2008 grant	$2,715	$5,430

The Company records compensation expense over the vesting term of the related options.  At March 31, 2011, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $9,503.

Restricted Stock

The Company granted restricted stock in March 2011 to its Board of Directors totaling 22,155 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid assets on the Company’s Consolidated Balance Sheets.

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

Recent Business Developments

Cisco Agreement

As previously announced on December 27, 2010, a subsidiary of the Company, Tulsat, has entered into a new system integrator/reseller agreement with Cisco, which will enable Tulsat to sell both IT and Service Provider Video Technology Group (“SPVTG”) related products in the United States. This agreement replaces Tulsat’s prior distributor agreement with Cisco, which expired December 20, 2010.

Under the terms of this agreement, Tulsat will now purchase the majority of its new Cisco product inventory through a primary stocking distributor as opposed to purchasing directly from Cisco as it did under the prior agreement.  This is expected to result in slightly higher product costs, but it will lower the Company’s storage, shipping and handling costs as Tulsat reduces its inventory of new Cisco products.  Also, SPVTG products purchased through Cisco or the primary stocking distributor will only be able to be sold to domestic end users of these products.  Therefore, Tulsat cannot sell current production Cisco products to other resellers or brokers nor can Tulsat sell these Cisco products outside of the United States as it has in the past, which has negatively impacted Tulsat’s sales of Cisco products.

As required by the agreement, Tulsat became a Cisco Premier Partner by January 31, 2011 by, among other things, attaining the required Cisco certifications.  As a Cisco Premier Partner, Tulsat can also sell IT-related products as compared to only SPVTG products.

Business Environment

Our company is still being impacted by the economic downturn.  The cable television industry is continuing to limit capital expenditures on plant expansion projects and bandwidth upgrades in order to conserve cash.  We cannot predict when our MSO customers will begin significant capital expenditures once again.  Until this occurs, we do not anticipate revenue growth in our equipment sales business.  Also, the Cisco contract limits our ability to sell to certain customers as we have in the past as discussed above.  We believe we have the inventory on-hand or available to us via our supply channels to meet our customers’ demands once they increase their capital expenditures.  In addition, we continue to be the leading broadband access network stocking distributor for Motorola as well as the master distributor for Fujitsu Frontech encoders, decoders and media solutions products in the United States.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

Total Net Sales.  Total net sales declined $3.2 million, or 26%, to $8.9 million for the three months ended March 31, 2011 from $12.1 million for the three months ended March 31, 2010.  Equipment sales were negatively impacted by several factors including the continued economic downturn in the cable television industry as the MSO customers continue to conserve cash and limit capital expenditures and the negative impact of the Cisco agreement, both as discussed above, as well as the severe weather conditions in the current quarter.  New equipment sales decreased $1.4 million, or 18%, to $6.4 million for the three months ended March 31, 2011 from $7.8 million for the three months ended March 31, 2010.  Net refurbished sales decreased $1.6 million, or 54%, to $1.3 million for the three months ended March 31, 2011 from $2.9 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $1.0 million and the factors discussed above.  The decrease in sales of digital converter boxes is primarily due to lower demand in the market and market price erosion.  Net repair service revenues decreased $0.2 million, or 16%, to $1.2 million for the three months ended March 31, 2011 from $1.4 million for the same period last year.  The repair service revenue decline for the three months ended March 31, 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $2.2 million, or 26%, to $6.2 million for the three months ended March 31, 2011 from $8.4 million for the three months ended March 31, 2010.  The decrease in cost of sales was primarily attributable to the overall decrease in equipment sales.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.1 million to $0.1 million for the three months ended March 31, 2011 from $0.2 million for the same period last year.  Cost of sales as a percent of revenue was 70% for the three months ended March 31, 2011 as compared to 70% for the same period last year.

Gross Profit.  Gross profit decreased $0.9 million, or 26%, to $2.7 million for the three months ended March 31, 2011 from $3.6 million for the three months ended March 31, 2010.  The decrease in gross profit was primarily due to the overall decline in net sales, partially offset by the impact of the $0.1 million decrease in the provision for excess and obsolete inventory discussed above.  Gross profit margins were 30% for the three months ended March 31, 2011 and 2010.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.1 million, or 8%, to $1.5 million for the three months ended March 31, 2011 compared to $1.7 million for the three months ended March 31, 2010.  The decrease was due primarily to reduced costs of $0.1 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011.

Income from Operations.  Income from operations decreased $0.8 million, or 41%, to $1.1 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010 for the reasons described above.

Interest Expense.  Interest expense was $0.2 million for both the three months ended March 31, 2011 and 2010.

Income Taxes.  The provision for income taxes for the three months ended March 31, 2011 and 2010 was $0.4 million and $0.7 million, respectively. The effective income tax rate for both periods was 38.0%.

Comparison of Results of Operations for the Six Months Ended March 31, 2011 and March 31, 2010

Total Net Sales.  Total net sales declined $4.1 million, or 19%, to $18.1 million for the six months ended March 31, 2011 from $22.3 million for the six months ended March 31, 2010.  Equipment sales were negatively impacted by several factors including the continued economic downturn in the cable television industry as the MSO customers continue to conserve cash and limit capital expenditures and the negative impact of the Cisco agreement, both as discussed above, as well as the severe weather conditions in the current quarter.  New equipment sales decreased $1.4 million, or 10%, to $12.9 million for the six months ended March 31, 2011 from $14.4 million for the six months ended March 31, 2010.  Net refurbished sales decreased $2.4 million, or 47%, to $2.7 million for the six months ended March 31, 2011 from $5.1 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $1.5 million and the factors discussed above.  The decrease in sales of digital converter boxes is primarily due to lower demand in the market and market price erosion.  Net repair service revenues decreased $0.3 million, or 11%, to $2.5 million for the six months ended March 31, 2011 from $2.8 million for the same period last year.  The repair service revenue decline for the six months ended March 31, 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $2.8 million, or 18%, to $12.6 million for the six months ended March 31, 2011 from $15.3 million for the six months ended March 31, 2010.  The decrease in cost of sales was primarily attributable to the overall decrease in equipment sales.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.2 million to $0.2 million for the six months ended March 31, 2011 from $0.4 million for the same period last year.  Cost of sales as a percent of revenue was 69% for both the six months ended March 31, 2011 and 2010.

Gross Profit.  Gross profit decreased $1.4 million, or 20%, to $5.6 million for the six months ended March 31, 2011 from $7.0 million for the six months ended March 31, 2010.  The decrease in gross profit was primarily due to the overall decline in net sales, partially offset by the impact of the $0.2 million decrease in the provision for excess and obsolete inventory discussed above.  Gross profit margins were 31% for both the six months ended March 31, 2011 and 2010.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.4 million, or 11%, to $3.0 million for the six months ended March 31, 2011 compared to $3.4 million for the six months ended March 31, 2010.  The decrease was due primarily to reduced costs of $0.2 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011.

Income from Operations.  Income from operations decreased $1.0 million, or 29%, to $2.5 million for the six months ended March 31, 2011 from $3.5 million for the six months ended March 31, 2010 for the reasons described above.

Interest Expense.  Interest expense was $0.4 million for both the six months ended March 31, 2011 and 2010.

Income Taxes.  The provision for income taxes for the six months ended March 31, 2011 and 2010 was $0.8 million and $1.2 million, respectively. The effective income tax rate for both periods was 38.0%.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At March 31, 2011, we had total inventory of $29.7 million, against which we have a reserve of $2.7 million for excess and obsolete inventory, leaving us a net inventory of $27.0 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the six months ended March 31, 2011, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2011, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.2 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the six months ended March 31, 2011, we generated $2.4 million of cash flow from operations.  The cash flow from operations was impacted by a $1.7 million net decrease in our accounts receivable from fiscal year end 2010.  Our accounts receivable decreased from fiscal year end 2010 due primarily to decreased revenues during the three months ended March 31, 2011 as compared to the three months ended September 30, 2010.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as fiscal year end 2010.  The cash flow from operations was also impacted by a $0.8 million decrease in accounts payable.  Our accounts payable decreased from fiscal year end 2010 due primarily to timing of payments to vendors for inventory purchases and management’s efforts to continue to reduce overall inventory purchases.

We expect that our cash and cash equivalents of $10.2 million at March 31, 2011 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At March 31, 2011, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement and less the fair value of the interest rate swap agreement in excess of $900,000 is available to us under the revolving credit facility ($6.2 million at March 31, 2011).  Any outstanding balance on the revolving credit facility is due on maturity.

During the six months ended March 31, 2011, we made principal payments totaling $0.9 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  The second term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92% in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the second term loan.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  May 10, 2011                                                                     Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  May 10, 2011                                                                     Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)