Form 10-Q
period 2011-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2011-08-09
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

Shares outstanding of the issuer's $.01 par value common stock as of July 29, 2011 were 10,207,390.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2011

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	June 30, 2011 (unaudited) and September 30, 2010 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three and Nine Months Ended June 30, 2011 and 2010

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2011 and 2010

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	15

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	15

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	September 30, 2010 (audited)
Assets
Current assets:
Cash and cash equivalents	$12,031,640	$8,739,151
Accounts receivable, net of allowance of $300,000	3,283,493	4,905,733
Income tax refund receivable	242,475	203,405
Inventories, net of allowance for excess and obsolete
inventory of $2,300,000 and $2,545,000, respectively	26,739,349	27,410,722
Prepaid expenses	231,571	92,567
Deferred income taxes	1,314,000	1,423,000
Total current assets	43,842,528	42,774,578

Property and equipment, at cost:
Land and buildings	7,208,679	7,208,679
Machinery and equipment	3,023,739	3,203,701
Leasehold improvements	205,797	205,797
Total property and equipment, at cost	10,438,215	10,618,177
Less accumulated depreciation and amortization	(3,455,153)	(3,393,921)
Net property and equipment	6,983,062	7,224,256

Other assets:
Deferred income taxes	516,000	678,000
Goodwill	1,560,183	1,560,183
Other assets	11,237	23,236
Total other assets	2,087,420	2,261,419

Total assets	$52,913,010	$52,260,253

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	September 30, 2010 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,249,235	$2,751,498
Accrued expenses	987,126	1,340,414
Notes payable – current portion	1,814,008	1,814,008
Total current liabilities	6,050,369	5,905,920

Notes payable	10,697,622	12,058,128
Other liabilities	928,730	1,252,683

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,431,354 and 10,367,934 shares issued, respectively; and 10,207,390 and 10,143,970 shares outstanding, respectively	104,314	103,679
Paid in capital	(5,886,725)	(6,070,986)
Retained earnings	42,000,709	40,193,791
Accumulated other comprehensive income (loss):
Unrealized loss on interest rate swap, net of tax	(575,730)	(776,683)
Total shareholders’ equity before treasury stock	35,642,568	33,449,801

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	35,236,289	33,043,522

Total liabilities and shareholders’ equity	$52,913,010	$52,260,253

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Sales:
Net new sales income	$5,568,777	$9,386,857	$18,510,943	$23,749,544
Net refurbished sales income	1,923,665	2,492,755	4,624,947	7,613,522
Net service income	1,202,763	1,417,837	3,685,466	4,209,125
Total net sales	8,695,205	13,297,449	26,821,356	35,572,191
Cost of sales	6,127,808	9,089,475	18,689,684	24,414,081
Gross profit	2,567,397	4,207,974	8,131,672	11,158,110
Operating, selling, general and administrative expenses	1,642,403	1,758,724	4,686,050	5,164,803
Income from operations	924,994	2,449,250	3,445,622	5,993,307
Interest expense	170,417	197,016	530,704	609,589
Income before provision for income taxes	754,577	2,252,234	2,914,918	5,383,718
Provision for income taxes	287,000	856,000	1,108,000	2,046,000
Net income attributable to common shareholders	467,577	1,396,234	1,806,918	3,337,718

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	(29,838)	(113,419)	200,953	(67,757)

Comprehensive income	$437,739	$1,282,815	$2,007,871	$3,269,961

Earnings per share:
Basic	$0.05	$0.14	$0.18	$0.33
Diluted	$0.05	$0.14	$0.18	$0.33
Shares used in per share calculation:
Basic	10,195,135	10,143,970	10,164,487	10,128,887
Diluted	10,197,372	10,148,303	10,168,613	10,132,548

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2011	2010
Operating Activities
Net income	$1,806,918	$3,337,718
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	263,918	297,705
Provision for losses on accounts receivable	–	25,477
Provision for excess and obsolete inventories	306,247	603,806
(Gain) loss on disposal of property and equipment	(1,350)	13,854
Deferred income tax (benefit)	148,000	(46,000)
Share based compensation expense	64,812	64,784
Changes in assets and liabilities:
Accounts receivable	1,853,015	(984,958)
Income tax refund receivable	(39,070)	67,895
Inventories	1,035,459	4,016,800
Prepaid expenses	(106,536)	15,083
Other assets	125,333	15,120
Accounts payable	169,538	(345,525)
Accrued expenses	(452,880)	141,060
Net cash provided by operating activities	5,173,404	7,222,819

Investing Activities
Acquisition of net operating assets, net of cash acquired	(549,785)	–
Additions to machinery and equipment	(20,386)	(57,087)
Disposals of machinery and equipment	43,012	16,600
Additions of land and buildings	–	(19,743)
Net cash used in investing activities	(527,159)	(60,230)

Financing Activities
Payments on notes payable	(1,360,506)	(1,531,002)
Proceeds from stock options exercised	6,750	–
Net cash used in financing activities	(1,353,756)	(1,531,002)

Net increase in cash and cash equivalents	3,292,489	5,631,587
Cash and cash equivalents at beginning of period	8,739,151	700,004
Cash and cash equivalents at end of period	$12,031,640	$6,331,591

Supplemental cash flow information:
Cash paid for interest	$536,865	$616,219
Cash paid for income taxes	$1,026,575	$2,058,180

Supplemental schedule of noncash operating activities:
Unrealized (gain) loss on interest rate swap	$323,953	$(100,757)
Deferred tax provision (benefit)	(123,000)	33,000
Unrealized (gain) loss on interest rate swap, net of tax	$200,953	$(67,757)

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

Description of business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Broadband Remarketing International, LLC (dba Adams Global Communications) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

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

Note 2 – Acquisition

On May 20, 2011, the Company acquired all of the net operating assets of Adams Global Communications, LLC (“AGC”).  AGC, located in Overland Park, Kansas, purchases and sells cable television access and transport equipment, digital converter boxes and modems in the United States, Canada and Latin American markets.  In addition, the Company hired all 12 of AGC’s employees.

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the final purchase price allocation:

Current assets, excluding inventory	$313,458
Inventory	670,333
Property and equipment	44,000
Current liabilities	(427,791)
Total	600,000
Cash acquired	(50,215)
Acquisition price, net of cash acquired	$549,785

Subsequent to June 30, 2011, the Company purchased land and a 26,000 square foot building in Lenexa, Kansas for $1.475 million in cash.  The Company will receive rental payments from the current tenants of $10,250 per month through September 30, 2011 at which time AGC will relocate its operations to this facility.  AGC leases its current property on a month-to-month basis.

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010 are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$467,577	$1,396,234	$1,806,918	$3,337,718

Basic weighted average shares	10,195,135	10,143,970	10,164,487	10,128,887
Effect of dilutive securities:
Stock options	2,237	4,333	4,126	3,661
Diluted weighted average shares	10,197,372	10,148,303	10,168,613	10,132,548

Earnings per common share:
Basic	$0.05	$0.14	$0.18	$0.33
Diluted	$0.05	$0.14	$0.18	$0.33

Note 4 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Revolving Credit and Term Loan Agreement with its primary financial lender.  At June 30, 2011, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.94% at June 30, 2011), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2011.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $5.9 million at June 30, 2011.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan has an outstanding balance of $1.9 million at June 30, 2011 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.59% at June 30, 2011) and is reset monthly.

The second term loan under the Revolving Credit and Term Loan Agreement has an outstanding balance of $10.6 million at June 30, 2011 and is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.59% at June 30, 2011) and is reset monthly.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 5 – Derivative Financial Instruments

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

	Amount of Income (Loss) Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Nine Months Ended June 30,		June 30,	September 30,
	2011	2010	2011	2010

Interest rate swap agreement	$200,953	$(67,757)	$(575,730)	$(776,683)

At June 30, 2011, the notional value of the swap was $10.6 million and the fair value of the interest rate swap was approximately $0.9 million, which is reflected in other liabilities on the Company’s Consolidated Balance Sheets.

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

At June 30, 2011, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of the shares reserved for exercise of, or lapse of restrictions on, stock awards, 578,925 shares were available for future grants.

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

A summary of the status of the Company's stock options at June 30, 2011 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2010	136,850	$3.46
Granted	–	–
Exercised	(4,500)	$1.50
Expired	–	–
Forfeited	(350)	$1.50
Outstanding at June 30, 2011	132,000	$3.53

Exercisable at June 30, 2011	92,000	$3.76

No nonqualified stock options were granted in the nine months ended June 30, 2011.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three and nine months ended June 30, 2011 is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Fiscal year 2008 grant	$2,715	$8,145

The Company records compensation expense over the vesting term of the related options.  At June 30, 2011, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $6,788.

Restricted Stock

The Company granted restricted stock in March 2011 and May 2011 to its Board of Directors and certain employees totaling 58,920 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors and employees at the end of the respective 12 month holding periods.  The fair value of these shares upon issuance totaled $170,000 and is being amortized over the respective 12 month holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid assets on the Company’s Consolidated Balance Sheets.

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

Recent Business Developments

Acquisition

On May 20, 2011, the Company acquired all of the net operating assets of Adams Global Communications, LLC (“AGC”).  AGC purchases and sells cable television access and transport equipment, digital converter boxes and modems in the United States, Canada and Latin American markets.  In addition, the Company hired all 12 of AGC’s employees.

The Company’s Broadband Remarketing International, LLC (“BRI”) subsidiary also sells digital converter boxes.  We believe this acquisition was a strategic fit for the Company as BRI’s customer base was different than that of AGC, and BRI also sold product to AGC, effectively operating as a distributor to AGC.  Effective with the closing of the sale, the Company began marketing BRI as Adams Global Communications or AGC.

AGC also has a reseller agreement with Arris Solutions (“Arris”) to sell cable television equipment in the United States.  The Company believes it can expand this relationship with Arris to stock certain product lines consistent with its On Hand On Demand strategy.

Subsequent to June 30, 2011, the Company purchased land and a 26,000 square foot building in Lenexa, Kansas for $1.475 million in cash.  The Company will receive rental payments from the current tenants of $10,250 per month through September 30, 2011 at which time AGC will relocate its operations to this facility.  AGC leases its current property on a month-to-month basis.

Cisco Agreement

As previously announced on December 27, 2010, a subsidiary of the Company, Tulsat, entered into a new system integrator/reseller agreement with Cisco, which enables Tulsat to sell both IT and Service Provider Video Technology Group (“SPVTG”) related products in the United States. This agreement replaced Tulsat’s prior distributor agreement with Cisco, which expired December 20, 2010.

Under the terms of this agreement, Tulsat will now purchase the majority of its new Cisco product inventory through a primary stocking distributor as opposed to purchasing directly from Cisco as it did under the prior agreement.  This is expected to result in slightly higher product costs, but it will lower the Company’s storage, shipping and handling costs as Tulsat reduces its inventory of new Cisco products.  Also, SPVTG products purchased through Cisco or the primary stocking distributor will only be able to be sold to domestic end users of these products.  Therefore, Tulsat cannot sell current production Cisco products to other resellers or brokers nor can Tulsat sell these Cisco products outside of the United States as it did in the past, which has negatively impacted Tulsat’s sales of Cisco products.

As required by the agreement, Tulsat became a Cisco Premier Partner in January 2011 by, among other things, attaining the required Cisco certifications.  As a Cisco Premier Partner, Tulsat can also sell IT-related products as compared to only SPVTG products.

Business Environment

The Company is still being impacted by the economic downturn.  The cable television industry is continuing to limit capital expenditures on plant expansion projects and bandwidth upgrades in order to conserve cash.  We cannot predict when our MSO customers will begin significant capital expenditures once again.  Until this occurs, we do not anticipate revenue growth in our equipment sales business.  Also, the Cisco contract limits our ability to sell to certain customers as we have in the past as discussed above.  We believe we have the inventory on-hand or available to us via our supply channels to meet our customers’ demands once they increase their capital expenditures.  In addition, we continue to be the leading broadband access network stocking distributor for Motorola as well as the master distributor for Fujitsu Frontech encoders, decoders and media solutions products in the United States.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

Total Net Sales.  Total net sales declined $4.6 million, or 35%, to $8.7 million for the three months ended June 30, 2011 from $13.3 million for the three months ended June 30, 2010.  Equipment sales were negatively impacted by several factors including the continued economic downturn in the cable television industry as the MSO customers continue to conserve cash and limit capital expenditures and the negative impact of the Cisco agreement, both as discussed above.  New equipment sales decreased $3.8 million, or 41%, to $5.6 million for the three months ended June 30, 2011 from $9.4 million for the three months ended June 30, 2010.  Net refurbished sales decreased $0.6 million, or 23%, to $1.9 million for the three months ended June 30, 2011 from $2.5 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $0.2 million and the factors discussed above.  Net repair service revenues decreased $0.2 million, or 15%, to $1.2 million for the three months ended June 30, 2011 from $1.4 million for the same period last year.  The repair service revenue decline for the three months ended June 30, 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $3.0 million, or 33%, to $6.1 million for the three months ended June 30, 2011 from $9.1 million for the three months ended June 30, 2010.  The decrease in cost of sales was primarily attributable to the overall decrease in equipment sales.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.1 million to $0.1 million for the three months ended June 30, 2011 from $0.2 million for the same period last year.  Cost of sales as a percent of revenue was 70% for the three months ended June 30, 2011 as compared to 68% for the same period last year.

Gross Profit.  Gross profit decreased $1.6 million, or 39%, to $2.6 million for the three months ended June 30, 2011 from $4.2 million for the three months ended June 30, 2010.  The decrease in gross profit was primarily due to the overall decline in net sales, partially offset by the impact of the $0.1 million decrease in the provision for excess and obsolete inventory discussed above.  Gross profit margins were 30% for the three months ended June 30, 2011 as compared to 32% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.1 million, or 6%, to $1.6 million for the three months ended June 30, 2011 compared to $1.8 million for the three months ended June 30, 2010.  The decrease was due primarily to decreased management bonus expense of $0.1 million in the three months ended June 30, 2011 as compared to the same period last year and reduced costs of $0.1 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011, partially offset by increased payroll related costs of $0.1 million resulting from the AGC acquisition in the second quarter of fiscal 2011.

Income from Operations.  Income from operations decreased $1.5 million, or 62%, to $0.9 million for the three months ended June 30, 2011 from $2.4 million for the three months ended June 30, 2010 for the reasons described above.

Interest Expense.  Interest expense was $0.2 million for both the three months ended June 30, 2011 and 2010.

Income Taxes.  The provision for income taxes for the three months ended June 30, 2011 and 2010 was $0.3 million and $0.9 million, respectively. The effective income tax rate for both periods was 38.0%.

Comparison of Results of Operations for the Nine Months Ended June 30, 2011 and June 30, 2010

Total Net Sales.  Total net sales declined $8.8 million, or 25%, to $26.8 million for the nine months ended June 30, 2011 from $35.6 million for the nine months ended June 30, 2010.  Equipment sales were negatively impacted by several factors including the continued economic downturn in the cable television industry as the MSO customers continue to conserve cash and limit capital expenditures and the negative impact of the Cisco agreement, both as discussed above, as well as severe weather conditions in the second fiscal quarter of 2011.  New equipment sales decreased $5.2 million, or 22%, to $18.5 million for the nine months ended June 30, 2011 from $23.7 million for the nine months ended June 30, 2010.  Net refurbished sales decreased $3.0 million, or 39%, to $4.6 million for the nine months ended June 30, 2011 from $7.6 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $1.7 million and the factors discussed above.  The decrease in sales of digital converter boxes is primarily due to lower demand in the market and market price erosion.  Net repair service revenues decreased $0.5 million, or 12%, to $3.7 million for the nine months ended June 30, 2011 from $4.2 million for the same period last year.  The repair service revenue decline for the nine months ended June 30, 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $5.7 million, or 23%, to $18.7 million for the nine months ended June 30, 2011 from $24.4 million for the nine months ended June 30, 2010.  The decrease in cost of sales was primarily attributable to the overall decrease in equipment sales.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.3 million to $0.3 million for the nine months ended June 30, 2011 from $0.6 million for the same period last year.  Cost of sales as a percent of revenue was 70% for the nine months ended June 30, 2011 and 69% for the same period last year.

Gross Profit.  Gross profit decreased $3.0 million, or 27%, to $8.1 million for the nine months ended June 30, 2011 from $11.2 million for the nine months ended June 30, 2010.  The decrease in gross profit was primarily due to the overall decline in net sales, partially offset by the impact of the $0.3 million decrease in the provision for excess and obsolete inventory discussed above.  Gross profit margins were 30% for the nine months ended June 30, 2011 as compared to 31% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.5 million, or 9%, to $4.7 million for the nine months ended June 30, 2011 compared to $5.2 million for the nine months ended June 30, 2010.  The decrease was due primarily to reduced costs of $0.2 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011.

Income from Operations.  Income from operations decreased $2.5 million, or 43%, to $3.4 million for the nine months ended June 30, 2011 from $6.0 million for the nine months ended June 30, 2010 for the reasons described above.

Interest Expense.  Interest expense decreased $0.1 million, or 13%, to $0.5 million for the nine months ended June 30, 2011 from $0.6 million for the same period last year.

Income Taxes.  The provision for income taxes for the nine months ended June 30, 2011 and 2010 was $1.1 million and $2.0 million, respectively. The effective income tax rate for both periods was 38.0%.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At June 30, 2011, we had total inventory of $29.0 million, against which we have a reserve of $2.3 million for excess and obsolete inventory, leaving us a net inventory of $26.7 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the nine months ended June 30, 2011, we recorded charges to our reserve for excess and obsolete inventory of $0.3 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2011, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.3 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the nine months ended June 30, 2011, we generated $5.2 million of cash flow from operations.  The cash flow from operations was impacted by a $1.9 million net decrease in our accounts receivable from fiscal year end 2010.  Our accounts receivable decreased from fiscal year end 2010 due primarily to decreased revenues during the three months ended June 30, 2011 as compared to the three months ended September 30, 2010.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as fiscal year end 2010.  The cash flow from operations was also impacted by a $1.0 million decrease in gross inventory.  Our inventory decreased from fiscal year end 2010 due primarily to management’s efforts to continue to reduce overall inventory purchases.

We expect that our cash and cash equivalents of $12.0 million at June 30, 2011 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At June 30, 2011, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement and less the fair value of the interest rate swap agreement in excess of $900,000 is available to us under the revolving credit facility ($5.9 million at June 30, 2011).  Any outstanding balance on the revolving credit facility is due on maturity.

During the nine months ended June 30, 2011, we made principal payments totaling $1.4 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  The second term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92% in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the second term loan.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  August 9, 2011                                                                 Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  August 9, 2011                                                                 Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.