Form 10-K
period 2011-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2011-12-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2011 was $16,547,685.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,207,390 as of November 30, 2011.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2011

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

We conduct our operations through a network of regionally based subsidiaries that focus on servicing customers in different geographic markets.  Our operating subsidiaries include Tulsat Corporation (“Tulsat”), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba “Tulsat-Nebraska”), ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”), ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), NCS Industries, Inc. (“NCS”), and Broadband Remarketing International, LLC (dba “Adams Global Communications” or “AGC”).

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  Tulsat, located in Broken Arrow, Oklahoma, is a distributor of Cisco video products.  Tulsat is also a Cisco Premier Partner allowing it to sell Cisco’s IT related products as well.  Tulsat is also designated as an authorized third party Cisco repair center for select video products.  NCS, located in Warminster, Pennsylvania, is one of only three distributors of Motorola broadband products and is also a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products.  AGC, located in Lenexa, Kansas, has a reseller agreement with Arris Solutions to sell cable television equipment in the United States.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.

In addition to offering a broad range of new products, we also purchase and sell surplus-new and refurbished equipment that becomes available in the market as a result of cable operator system upgrades or an overstock in their warehouses.  We maintain one of the industry's largest inventories of new and refurbished equipment, which allows us to deliver products to our customers within a short period of time.  We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Most of our subsidiaries operate technical service centers specializing in Cisco video products, Motorola, Magnavox and power supply repairs.

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

In addition, we continue to expand our relationships with vendors and establish new vendors and product lines for our company.  In 2011, we acquired the net operating assets of Adams Global Communications, LLC.  With this acquisition, we became a reseller of Arris Solutions cable television products in the United States, and we now offer products from the top three vendors, Cisco, Motorola and Arris Solutions, in the cable television industry.  In 2010, NCS became a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products and a member of the Fujitsu global channel partner program servicing the United States.  This relationship has started to expand our customer base into the broadcast market segment of the industry.

We are focused on the opportunities provided by technological changes resulting from the implementation of fiber-to-the-home by several large telephone companies, the continued expansion of bandwidth signals by MSOs, and sales to customers in Latin America.  We continue to stock legacy CATV equipment as well as new digital and optical broadband telecommunications equipment from major suppliers so we can provide our customers with one-stop shopping, access to “hard-to-find” products and reduced customer downtime because we have the product in stock and can deliver to the customer’s location the next day.  Our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations.  Also, through our six service centers that provide warranty and out-of-warranty repairs, we continue to reach new customers.

Recent Business Developments

Acquisition

On May 20, 2011, the Company acquired the net operating assets of Adams Global Communications, LLC.  AGC purchases and sells cable television access and transport equipment, digital converter boxes and modems in the United States, Canada and Latin American markets.  In addition, the Company hired all 12 of AGC’s employees.

The Company’s Broadband Remarketing International, LLC (“BRI”) subsidiary also sells digital converter boxes.  We believe the acquisition of AGC was a strategic fit for the Company as BRI’s customer base was different than that of AGC, and BRI also sold product to AGC, effectively operating as a distributor to AGC.  Effective with the closing of the acquisition, the Company began marketing BRI as Adams Global Communications or AGC.

AGC also has a reseller agreement with Arris Solutions (“Arris”) to sell cable television equipment in the United States.  The Company believes it can expand this relationship with Arris to stock certain product lines consistent with its On Hand – On Demand strategy.

On July 7, 2011, the Company purchased land and a 26,000 square foot building in Lenexa, Kansas for $1.475 million in cash.  The Company received rental payments from the then-current tenants of $10,250 per month through

October 31, 2011 at which time AGC relocated its operations to this facility.  AGC leased its former location on a month-to-month basis through November 30, 2011.

Cisco Distribution Agreement

As previously announced on December 27, 2010, Tulsat entered into a new system integrator/reseller agreement with Cisco, which enables Tulsat to sell both IT and video-related products in the United States. This agreement replaced Tulsat’s prior distributor agreement with Cisco, which expired December 20, 2010.

Under the terms of this agreement, Tulsat will purchase the majority of its new Cisco product inventory through a primary stocking distributor as opposed to purchasing directly from Cisco as it did under the prior agreement.  This is expected to result in slightly higher product costs, but it will lower the Company’s storage, shipping and handling costs as Tulsat reduces its inventory of new Cisco products.  Also, video products purchased through Cisco or the primary stocking distributor will only be able to be sold to domestic end users of these products.  Therefore, Tulsat cannot sell current production Cisco products to other resellers or brokers nor can Tulsat sell these Cisco products outside of the United States as it did in the past.

As required by the agreement, Tulsat became a Cisco Premier Partner in January 2011 by, among other things, attaining the required Cisco certifications.  As a Cisco Premier Partner, Tulsat can sell both IT-related products and video-related products.

In fiscal year 2011, Tulsat was negatively impacted by this agreement primarily in two areas.  First, Tulsat is no longer able to sell current production Cisco products to Latin America, which contributed to our $2.3 million decrease in foreign sales for fiscal year 2011 as compared to fiscal year 2010.  Second, Tulsat is no longer able to sell current production Cisco products to other resellers or brokers, which was a significant part of Tulsat’s business, although Tulsat is able to utilize its existing inventory to sell to certain resellers and brokers.  However, as this inventory is reduced, Tulsat will no longer be able to sell to these customers, which could negatively impact our sales.

Business Environment

The Company is still being impacted by the economic downturn and technology changes in the industry.  The cable television industry is continuing to limit capital expenditures in order to conserve cash.  The cable television industry made the transition from analog to digital in 2009 and 2010 and upgraded its headend equipment in connection with this transition.  Therefore, they have not made and do not plan to make significant plant expansions or additional bandwidth upgrades until the internet television (“IPTV”) technology is fully ready to be deployed.  In the meantime, the cable television companies are focusing their capital expenditure efforts on telephone and data services.  We cannot predict when our MSO customers will begin significant capital expenditures once again.  Until this occurs, we do not anticipate revenue growth in our equipment sales business.  We believe we have the inventory on-hand or available to us via our supply channels to meet our customers’ demands once they increase their capital expenditures.

Despite the challenges in the current business environment and the impact of our Cisco agreement, we believe we are well-positioned in this marketplace.  As discussed above, the Cisco contract does limit our ability to sell to certain customers as we have in the past.  However, we have existing product lines and have added others, which help to mitigate the negative impact of the Cisco contract.  We continue to be the leading broadband access network stocking distributor for Motorola.  Due to the acquisition of AGC, we are now a reseller for Arris cable television equipment in the United States.  Therefore, we now have supplier or reseller contracts with the top three cable equipment suppliers in the United States.  We also are the master distributor for Fujitsu Frontech encoders, decoders and media solutions products in the United States, which gives us the opportunity to expand our customer base into the broadcast industry.  We have added Triveni Digital test equipment to our product mix and still have our other existing OEM suppliers, including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech and Standard.  In addition, we also operate six technical service centers that service many of the products that we sell.

Business Closure

In the first quarter of 2011, we completed the process of moving the Tulsat-West operations from Oceanside, California to our Broken Arrow facility.  The Tulsat-West operation was closed as a cost reduction measure.

Products and Services

We offer our customers a wide range of new, surplus-new and refurbished products across many brands, including Cisco, Motorola and Arris Solutions, that are used in connection with video, telephone and internet data signals.

Headend Products – Headend products are used by a system operator for signal acquisition, processing and manipulation for further transmission.  Among the products we offer in this category are satellite receivers (digital and analog), integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors.  The headend of a television signal distribution system is the “brain” of the system; the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

Fiber Products – Fiber products are used to transmit the output of cable system headend to multiple locations using fiber-optic cable.  In this category, we currently offer products including optical transmitters, fiber-optic cable, receivers, couplers, splitters and compatible accessories.  These products convert radio frequencies to light frequencies and launch them on optical fiber.  At each receiver site, an optical receiver is used to convert the signals back to RF VHF frequencies for distribution to subscribers.

Access and Transport Products – Access and transport products are used to permit signals to travel from the headend to their ultimate destination in a home, apartment, hotel room, office or other terminal location along a distribution network of fiber optic or coaxial cable.  Among the products we offer in this category are transmitters, receivers, line extenders, broadband amplifiers, directional taps and splitters.

Customer Premise Equipment – Digital converters and modems are boxes placed inside the home that receive, record and transmit video, data and telephony signals.  Among the products we offer in this category are remanufactured Cisco and Motorola digital converter boxes and modems.

Hardware Equipment – We also inventory and sell to our customers other hardware such as test equipment, connector and cable products.

In addition, we also offer Fujitsu Frontech North America encoders, decoders and other media solutions products used primarily for the broadcast industry.  These products encode and decode signals with an industry leading encode/decode latency for exceptional high definition satellite news gathering and sports broadcasting.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2011	2010	2009
United States	$33,599,080	$40,523,492	$37,694,831
Canada, Central America, Mexico, South America and Other	4,480,450	6,782,638	4,548,761

	$38,079,530	$47,306,130	$42,243,592

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2011, sales of new products represented 67% of our total revenues and refurbished product sales represented 20%.  Repair and other services contributed the remaining 13% of revenues.

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

We market ourselves as an “On Hand – On Demand” distributor.  We maintain a wide breadth of inventory of new and used cable television products and many times can offer our customers same day shipments.  Even though we have been decreasing the amount of inventory we carry, we still carry one of the most diverse inventories of any cable television product reseller in the country, and we have access to inventory via our various supply channels.  We believe our investment in on-hand inventory, our product supply channels, our network of regional repair centers and our experienced sales and customer service team create a competitive advantage for us.

We continue to add products and services to maintain and expand our current customer base in North America, Central and South America, Asia and other international markets.  We believe there is growth potential for sales of new and legacy products in the international market as some operators choose to upgrade to new larger bandwidth platforms, while other customers, specifically in developing markets, desire less expensive legacy new and refurbished products.   Even though we are limited in the international market due to our Cisco agreement, we still can sell our other brands we carry and our refurbished equipment as well. We extend credit on a limited basis to international customers that purchase products on a regular basis and make timely payments.  However, for most international sales we require prepayment of sales or letters of credit confirmed by United States banks prior to shipment of products.

Suppliers

In 2011, we purchased approximately 40% of our total inventory purchases either directly from Cisco or indirectly through its primary stocking distributor and approximately 15% of our total inventory purchases directly from Motorola.  In addition to purchasing inventory from OEMs, we also purchase used or surplus-new inventory from MSOs who have upgraded or are in the process of upgrading their systems.

Seasonality

Many of the products that we sell are installed outdoors and can be damaged by storms and power surges.  Consequently, we experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

Competition and Working Capital Practices.

The CATV industry is highly competitive with numerous companies competing in various segments of the market.  There are a number of competitors throughout the United States buying and selling new and refurbished CATV equipment similar to the products that we offer.  However, most of these competitors do not maintain the breadth of inventory that we carry due to working capital limitations.  We maintain the practice of carrying the wide breadth of inventory to meet both the customers' urgent needs and mitigate the extended lead times of our suppliers.  In addition, even though we do not stock current production Cisco cable television equipment, we can still purchase directly from Cisco’s stocking distributor.  We also have a wide array of other equipment suppliers in the event we do not have the necessary inventory in stock.  In terms of sales and inventory on hand or available via our supply channels, we believe we are still the largest reseller in this industry, providing both sales and service of new and refurbished CATV equipment.

We also compete with our OEM suppliers as they can sell directly to our customers.  Our OEM suppliers have a competitive advantage over us as they can sell products at lower prices than we offer.  As a result, we are often considered a secondary supplier by large MSOs and telephone companies when they are making large equipment purchases or upgrades.  However, for smaller orders or items that are needed to be delivered quickly, we often hold an advantage over our OEM suppliers as we carry most inventory in stock and can have it delivered in a shorter timeframe than the OEM.

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a relatively large inventory due to our “On Hand – On Demand” business model for both new and used inventory.  We have typically utilized excess cash flows to reinvest in new inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  However, in fiscal year 2011, due to the continued economic downturn, we continued to reduce our overall inventory levels, which helped in generating excess cash flows of approximately $2 million.  Our working capital requirements are generally met by cash flow from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of approximately 1,200 active accounts.  Sales to our largest customer accounted for approximately 7% of our revenues in fiscal year 2011.  Approximately 22% and 26% of our revenues for fiscal years 2011 and 2010, respectively, were derived from sales of products and services to our five largest customers.  There are approximately 6,000 cable television systems within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2011, we had 126 employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2.                 Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

•
Broken Arrow, Oklahoma – Tulsat owns a facility consisting of an office, warehouse and service center of approximately 100,000 square feet on ten acres, with an investment of $3.3 million, financed by a loan of $2.8 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.   In 2007, Tulsat constructed a 62,500 square foot warehouse facility on the rear of its existing property in Broken Arrow, OK, with an investment of $1.6 million, financed with cash flow from operations.

Tulsat also continues to lease warehouse space of approximately 56,000 square feet from an entity that is controlled by David E. Chymiak, Chairman of the Company’s Board of Directors, and Kenneth A. Chymiak, President and Chief Executive Officer of the Company.  This warehouse space is leased on a month-to-month basis with a monthly payment of $7,500.

•	Deshler, Nebraska – Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  NCS also leases property of approximately 2,000 square feet, with monthly rental payments of $1,337 through December 31, 2011.  NCS also rents on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

•
Sedalia, Missouri – ComTech Services owns land and an office, warehouse and service center of approximately 24,300 square feet.  In 2007, ComTech Services also constructed an 18,000 square foot warehouse facility on the back of its existing property in Sedalia, MO with an investment of $0.4 million.

•	New Boston, Texas – Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwannee, Georgia – Tulsat-Atlanta rents on a month-to-month basis an office and service center of approximately 5,000 square feet, with monthly rental payments of $3,360.

•
Lenexa, Kansas – ADDvantage Technologies Group purchased in July 2011 land, an office and a warehouse of approximately 26,400 square feet to be used by AGC, with an investment of $1.5 million.  ADDvantage received monthly rental income of $10,250 through October 31, 2011 from the previous tenant.  AGC relocated to this facility from its previous location in Overland Park, Kansas in November 2011.  AGC rents the Overland Park, Kansas property of approximately 57,000 square feet, with monthly rental payments of $12,000 through December 31, 2011.

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

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2011	High	Low

First Quarter	$3.90	$2.85
Second Quarter	$3.25	$2.61
Third Quarter	$3.19	$2.40
Fourth Quarter	$2.67	$2.02

Year Ended September 30, 2010	High	Low

First Quarter	$2.58	$1.91
Second Quarter	$2.50	$1.97
Third Quarter	$3.48	$2.20
Fourth Quarter	$3.41	$2.34

Holders

At November 30, 2011, we have approximately 70 shareholders of record and, based on information received from brokers, there are approximately 1,700 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  In addition, the Company’s Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender restricts the payment of dividends to no more than 50% of the Company’s net income.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2011:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	122,000	$3.57	588,925
Equity compensation plans not approved by security holders	0	0	0
Total	122,000	$3.57	588,925

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal Year Ended September 30,

	2011	2010	2009	2008	2007

Net sales and service income	$38,080	$47,306	$42,244	$56,449	$65,646

Income from operations	$4,925	$7,554	$5,768	$8,452	$12,543

Net income applicable to common shareholders	$2,536	$4,186	$3,019	$4,534	$6,590

Earnings per share
Basic	$0.25	$0.41	$0.30	$0.44	$0.64
Diluted	$0.25	$0.41	$0.30	$0.44	$0.64

Total assets	$52,888	$52,260	$49,433	$51,800	$49,009

Long-term obligations inclusive of current maturities	$12,058	$13,872	$15,857	$20,510	$9,009

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

General

We have established ourselves, through our subsidiaries’ long relationships with OEMs, as distributors and/or value-added resellers of these OEM products.  Tulsat is a Premier Partner for Cisco’s products, which allows Tulsat to sell both video-related and IT-related products in the United States.  NCS Industries is a leading distributor of Motorola broadband products.  AGC is a reseller of Arris cable television equipment in the United States.  We also distribute products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.  We also specialize in the sale of surplus-new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused much of our efforts to market our products and services to the cable MSOs and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services including data, voice and video.

NCS Industries is a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products.  These products are primarily for the broadcast industry, which is expanding our customer base into this industry.

We also operate technical service centers specializing in Cisco video-related products, Motorola, Magnavox and power supply repairs.

Recent Business Developments

Acquisition

On May 20, 2011, the Company acquired the net operating assets of Adams Global Communications, LLC.  AGC purchases and sells cable television access and transport equipment, digital converter boxes and modems in the United States, Canada and Latin American markets.  In addition, the Company hired all 12 of AGC’s employees.

The Company’s Broadband Remarketing International, LLC (“BRI”) subsidiary also sells digital converter boxes.  We believe the acquisition of AGC was a strategic fit for the Company as BRI’s customer base was different than that of AGC, and BRI also sold product to AGC, effectively operating as a distributor to AGC.  Effective with the closing of the acquisition, the Company began marketing BRI as Adams Global Communications or AGC.

AGC also has a reseller agreement with Arris Solutions (“Arris”) to sell cable television equipment in the United States.  The Company believes it can expand this relationship with Arris to stock certain product lines consistent with its On Hand – On Demand strategy.

On July 7, 2011, the Company purchased land and a 26,000 square foot building in Lenexa, Kansas for $1.475 million in cash.  The Company received rental payments from the then-current tenants of $10,250 per month through October 31, 2011 at which time AGC relocated its operations to this facility.  AGC leased its former location on a month-to-month basis through November 30, 2011.

Cisco Distribution Agreement

As previously announced on December 27, 2010, Tulsat entered into a new system integrator/reseller agreement with Cisco, which enables Tulsat to sell both IT and video-related products in the United States. This agreement replaced Tulsat’s prior distributor agreement with Cisco, which expired December 20, 2010.

Under the terms of this agreement, Tulsat will purchase the majority of its new Cisco product inventory through a primary stocking distributor as opposed to purchasing directly from Cisco as it did under the prior agreement.  This is expected to result in slightly higher product costs, but it will lower the Company’s storage, shipping and handling costs as Tulsat reduces its inventory of new Cisco products.  Also, video products purchased through Cisco or the primary stocking distributor will only be able to be sold to domestic end users of these products.  Therefore, Tulsat cannot sell current production Cisco products to other resellers or brokers nor can Tulsat sell these Cisco products outside of the United States as it did in the past.

As required by the agreement, Tulsat became a Cisco Premier Partner in January 2011 by, among other things, attaining the required Cisco certifications.  As a Cisco Premier Partner, Tulsat can sell both IT-related products and video-related products.

In fiscal year 2011, Tulsat was negatively impacted by this agreement primarily in two areas.  First, Tulsat is no longer able to sell current production Cisco products to Latin America, which contributed to our $2.3 million decrease in foreign sales for fiscal year 2011 as compared to fiscal year 2010.  Second, Tulsat is no longer able to sell current production Cisco products to other resellers or brokers, which was a significant part of Tulsat’s business, although Tulsat is able to utilize its existing inventory to sell to certain resellers and brokers.  However, as this inventory is reduced, Tulsat will no longer be able to sell to these customers, which could negatively impact our sales.

Business Environment

The Company is still being impacted by the economic downturn and technology changes in the industry.  The cable television industry is continuing to limit capital expenditures in order to conserve cash.  The cable television industry made the transition from analog to digital in 2009 and 2010 and upgraded its headend equipment in connection with this transition.  Therefore, they have not made and do not plan to make significant plant expansions or additional bandwidth upgrades until the internet television (“IPTV”) technology is fully ready to be deployed.  In the meantime, the cable television companies are focusing their capital expenditure efforts on telephone and data services.  We cannot predict when our MSO customers will begin significant capital expenditures once again.  Until this occurs, we do not anticipate revenue growth in our equipment sales business.  We believe we have the inventory on-hand or available to us via our supply channels to meet our customers’ demands once they increase their capital expenditures.

Despite the challenges in the current business environment and the impact of our Cisco agreement, we believe we are well-positioned in this marketplace.  As discussed above, the Cisco contract does limit our ability to sell to certain customers as we have in the past.  However, we have existing product lines and have added others, which help to mitigate the negative impact of the Cisco contract.  We continue to be the leading broadband access network stocking distributor for Motorola.  Due to the acquisition of AGC, we are now a reseller for Arris cable television equipment in the United States.  Therefore, we now have supplier or reseller contracts with the top three cable equipment suppliers in the United States.  We also are the master distributor for Fujitsu Frontech encoders, decoders and media solutions products in the United States, which gives us the opportunity to expand our customer base into the broadcast industry.  We have added Triveni Digital test equipment to our product mix and still have our other existing OEM suppliers, including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech and Standard.  In addition, we also operate six technical service centers that service many of the products that we sell.

Business Closure

In the first quarter of 2011, we completed the process of moving the Tulsat-West operations from Oceanside, California to our Broken Arrow facility.  The Tulsat-West operation was closed as a cost reduction measure.

Results of Operations

Year Ended September 30, 2011, compared to Year Ended September 30, 2010 (all references are to fiscal years)

Total Net Sales.  Total net sales declined $9.2 million, or 20%, to $38.1 million for 2011 from $47.3 million for 2010.  Equipment sales were negatively impacted by several factors including the continued economic downturn in the cable television industry as the MSO customers continue to conserve cash and limit capital expenditures and the negative impact of the Cisco agreement, both as discussed above, as well as severe weather conditions in the second fiscal quarter of 2011.  New equipment sales decreased $6.6 million, or 21%, to $25.5 million for 2011 from $32.1 million for 2010.  Net refurbished sales decreased $2.0 million, or 21%, to $7.4 million for 2011 from $9.4 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $1.3 million and the factors discussed above.  The decrease in sales of digital converter boxes is primarily due to lower demand in the market and market price erosion, partially offset by sales volume resulting from the acquisition of AGC.  Net repair service revenues decreased $0.6 million, or 10%, to $5.2 million for 2011 from $5.8 million for 2010.  The repair service revenue decline for 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $6.3 million, or 19%, to $26.5 million for 2011 from $32.9 million for 2010.  The decrease in cost of sales was primarily attributable to the overall decrease in equipment sales.  Cost of sales was also impacted by a decrease in the provision for excess and obsolete inventory of $0.4 million to $0.4 million for 2011 from $0.8 million for 2010.  Cost of sales as a percent of revenue was 70% for 2011 and 69% for 2010.

Gross Profit.  Gross profit decreased $2.9 million, or 20%, to $11.6 million for 2011 from $14.5 million for 2010.  The decrease in gross profit was primarily due to the overall decline in net sales, partially offset by the impact of the $0.4 million decrease in the provision for excess and obsolete inventory discussed above.  Gross profit margins were 30% for 2011 as compared to 31% for 2010.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million, or 4%, to $6.6 million for 2011 compared to $6.9 million for 2010.  The decrease was due primarily to reduced costs of $0.3 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011, reduced bonus expenses of $0.1 million and reduced credit card and banking expenses of $0.1 million.  These decreases were partially offset by increased operating costs of $0.4 million resulting from the acquisition of AGC in the third quarter of fiscal 2011.

Income from Operations.  Income from operations decreased $2.6 million, or 35%, to $4.9 million for 2011 from $7.6 million for 2010 for the reasons described above.

Interest Expense.  Interest expense decreased $0.1 million, or 13%, to $0.7 million for 2011 from $0.8 million for 2010.

Income Taxes.  The provision for income taxes for 2011 and 2010 was $1.7 million and $2.6 million, respectively. The effective income tax rate was 40.0% and 38.0% for 2011 and 2010, respectively.

Year Ended September 30, 2010, compared to Year Ended September 30, 2009

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During 2011, we generated approximately $6.0 million of cash flow from operations.  Our cash from operations was favorably impacted by $1.9 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases.  The cash flow from operations was also favorably impacted by $0.9 million resulting from a net decrease in our accounts receivable.  Our accounts receivable decreased from 2010 due primarily to decreased revenues in the fourth quarter 2011 as compared to the fourth quarter 2010.  Despite the overall economic conditions, we have not experienced a significant deterioration in collections on accounts receivable, so we have maintained our reserve for doubtful accounts at $0.3 million, which is the same as 2010.  Additionally, the cash flow from operations was negatively impacted by $0.4 million resulting from a decrease in our accounts payable from 2010 resulting primarily from the timing of inventory purchases.

We expect that our cash and cash equivalents of $10.9 million at September 30, 2011 will be sufficient for our working capital needs and scheduled debt payments in the near-term.  The Company also has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender, which can be used to finance our working capital requirements as necessary.  At September 30, 2011, there was not a balance outstanding under the Line of Credit.  The lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less the outstanding balances under the term loans identified in the Line of Credit agreement and less the fair value of the interest rate swap agreement (discussed below) in excess of $900,000 is available to us under the Line of Credit ($6.6 million at September 30, 2011).  The entire outstanding balance on the Line of Credit is due on maturity.

During 2011, we made principal payments totaling $1.8 million primarily on our two term loans under our Revolving Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  The second term loan is payable over a five year period through November 2012 with quarterly payments of $0.4 million plus accrued interest.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92% in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the second term loan.

Subsequent to September 30, 2011, the Company signed the First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 30, 2011.  Among other things, this amendment extended the Line of Credit maturity to November 30, 2012.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.  In addition, the second term loan was modified to extend the maturity date from November 30, 2012 to November 30, 2014, and the interest rate will change effective November 30, 2012 from the prevailing 30-day LIBOR rate plus 1.4% to the prevailing LIBOR rate plus 2.4%.

We believe that our cash flow from operations, current cash balances and our existing Line of Credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2011 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At September 30, 2011, we had total inventory of $27.3 million, consisting of $20.0 million in new products and $7.3 million in used or refurbished products against which we have a reserve of $1.6 million for excess and obsolete inventory, leaving us a net inventory of $25.8 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  During 2011, we increased our reserve for excess and obsolete inventory by approximately $0.4 million and wrote down the carrying value of certain inventory items by approximately $1.4 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at September 30, 2011 and September 30, 2010.   At September 30, 2011, accounts receivable, net of allowance for doubtful accounts, was $4.2 million.

Impact of recently issued accounting standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB Accounting Standards Codification (“ASC”) 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  Therefore, this new presentation will first be reflected in the Company’s March 31, 2012 consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this update to FASB ASC 350-20-35 is not anticipated to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2011.  Our audits of the consolidated financial statements also included the financial statement schedule of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 15, 2011
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,943,654	$8,739,151
Accounts receivable, net of allowance of $300,000	4,244,049	4,905,733

Income tax refund receivable	349,745	203,405
Inventories, net of allowance for excess and obsolete
inventory of $1,556,000 and $2,545,000, respectively	25,777,747	27,410,722
Prepaid expenses	177,486	92,567
Deferred income taxes	1,059,000	1,423,000
Total current assets	42,551,681	42,774,578

Property and equipment, at cost:
Land and buildings	8,683,679	7,208,679
Machinery and equipment	2,856,615	3,203,701
Leasehold improvements	205,797	205,797
Total property and equipment, at cost	11,746,091	10,618,177
Less accumulated depreciation and amortization	(3,392,329)	(3,393,921)
Net property and equipment	8,353,762	7,224,256

Other assets:
Deferred income taxes	403,000	678,000
Goodwill	1,560,183	1,560,183
Other assets	19,245	23,236
Total other assets	1,982,428	2,261,419

Total assets	$52,887,871	$52,260,253

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,675,907	$2,751,498
Accrued expenses	1,240,224	1,340,414
Notes payable – current portion	1,814,008	1,814,008
Total current liabilities	5,730,139	5,905,920

Notes payable, less current portion	10,244,120	12,058,128
Other liabilities	957,258	1,252,683

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,431,354 and 10,367,934 shares issued, respectively; 10,207,390 and 10,143,970 shares outstanding, respectively	104,314	103,679
Paid in capital	(5,884,521)	(6,070,986)
Retained earnings	42,730,098	40,193,791
Accumulated other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	(587,258)	(776,683)
Total shareholders’ equity before treasury stock	36,362,633	33,449,801

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	35,956,354	33,043,522

Total liabilities and shareholders’ equity	$52,887,871	$52,260,253

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2011	2010	2009
Sales:
Net new sales income	$25,467,734	$32,108,559	$27,053,746
Net refurbished sales income	7,430,603	9,444,802	9,704,744
Net service income	5,181,193	5,752,769	5,485,102
Total net sales	38,079,530	47,306,130	42,243,592
Cost of sales	26,528,682	32,850,524	29,315,645
Gross profit	11,550,848	14,455,606	12,927,947
Operating, selling, general and administrative expenses	6,625,907	6,901,946	7,159,604
Income from operations	4,924,941	7,553,660	5,768,343
Interest expense	696,634	801,211	936,339
Income before income taxes	4,228,307	6,752,449	4,832,004
Provision for income taxes	1,692,000	2,566,000	1,813,000
Net income attributable to common shareholders	2,536,307	4,186,449	3,019,004

Other comprehensive loss:
Unrealized gain (loss) on interest rate swap, net of $106,000, $(72,000) and $(292,000) tax provision (benefit), respectively	189,425	(130,998)	(457,741)

Comprehensive income	$2,725,732	$4,055,451	$2,561,263

Earnings per share:
Basic	$0.25	$0.41	$0.30
Diluted	$0.25	$0.41	$0.30
Shares used in per share calculation:
Basic	10,175,213	10,132,658	10,162,122
Diluted	10,178,763	10,136,610	10,164,216

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2011, 2010 and 2009

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2008	10,294,115	$102,941	$(6,272,897)	$32,988,338	$(187,944)	$(54,164)	$26,576,274

Net income	–	–	–	3,019,004	–	–	3,019,004
Purchase of common stock	–	–	–	–	–	(352,115)	(352,115)
Stock issuance	46,669	467	69,533	–	–	–	70,000
Net unrealized loss on interest swap	–	–	–	–	(457,741)	–	(457,741)
Share based compensation expense	–	–	51,834	–	–	–	51,834

Balance, September 30, 2009	10,340,784	$103,408	$(6,151,530)	$36,007,342	$(645,685)	$(406,279)	$28,907,256

Net income	–	–	–	4,186,449	–	–	4,186,449
Stock issuance	27,150	271	59,729	–	–	–	60,000
Net unrealized loss on interest swap	–	–	–	–	(130,998)	–	(130,998)
Share based compensation expense	–	–	20,815	–	–	–	20,815

Balance, September 30, 2010	10,367,934	$103,679	$(6,070,986)	$40,193,791	$(776,683)	$(406,279)	$33,043,522

Net income	–	–	–	2,536,307	–	–	2,536,307
Stock issuance	58,920	590	169,410	–	–	–	170,000
Stock options exercised	4,500	45	6,706	–	–	–	6,751
Net unrealized gain on interest swap	–	–	–	–	189,425	–	189,425
Share based compensation expense	–	–	10,349	–	–	–	10,349

Balance, September 30, 2011	10,431,354	$104,314	$(5,884,521)	$42,730,098	$(587,258)	$(406,279)	$35,956,354

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2011	2010	2009
Operating Activities
Net income	$2,536,307	$4,186,449	$3,019,004
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	370,965	398,778	411,052
Provision for losses on accounts receivable	–	26,162	129,307
Provision for excess and obsolete inventories	407,303	805,684	970,720
(Gain) loss on disposal of property and equipment	(1,350)	7,704	(8,594)
Deferred income tax provision (benefit)	533,000	(3,000)	(40,000)
Share based compensation expense	109,516	84,984	121,834
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	892,459	(732,759)	2,375,719
Income tax refund receivable	(146,340)	(114,994)	(4,676)
Inventories	1,896,005	4,950,218	(458,926)
Prepaid expenses	(52,451)	14,856	1,137
Other assets	74,825	693	1,014
Accounts payable	(403,790)	228,355	(743,863)
Accrued expenses	(199,782)	244,592	(50,850)
Net cash provided by operating activities	6,016,667	10,097,722	5,722,878

Investing Activities
Acquisition of net operating assets, net of cash acquired	(549,785)	–	–
Additions to machinery and equipment	(23,132)	(77,078)	(58,411)
Additions of land and buildings	(1,475,000)	(19,743)	(11,133)
Disposals of machinery and equipment	43,011	22,750	36,594
Net cash used in investing activities	(2,004,906)	(74,071)	(32,950)

Financing Activities
Net change in bank revolving line of credit	–	–	(2,789,252)
Payments on notes payable	(1,814,008)	(1,984,504)	(1,863,768)
Purchase of treasury stock	–	–	(352,115)
Proceeds from stock options exercised	6,750	–	–
Net cash used in financing activities	(1,807,258)	(1,984,504)	(5,005,135)

Net increase in cash and cash equivalents	2,204,503	8,039,147	684,793
Cash and cash equivalents at beginning of year	8,739,151	700,004	15,211
Cash and cash equivalents at end of year	$10,943,654	$8,739,151	$700,004

Supplemental cash flow information:
Cash paid for interest	$704,878	$814,332	$944,777
Cash paid for income taxes	$1,344,399	$2,767,180	$1,934,465

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of business

ADDvantage Technologies Group, Inc. through its subsidiaries (collectively, the “Company”) sells new, surplus-new, and refurbished cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company is also a repair center for various cable companies.

Summary of Significant Accounting Policies

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries:  Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), Jones Broadband International, Inc. (dba Tulsat-West), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Broadband Remarketing International, LLC (dba Adams Global Communications).   All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and is aggregated for segment reporting purposes.

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

Accounts receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions.  Trade receivables are written off against the allowance when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  The Company generally does not charge interest on past due accounts.

Inventory valuation

Inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market with market defined principally as net realizable value.  Cost is determined using the weighted-average method.  The Company records inventory reserve provisions to reflect inventory at its estimated realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation and amortization expense was $0.4 million for each of the years ended September 30, 2011, 2010 and 2009, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. Goodwill is evaluated at least annually for impairment by first comparing our estimate of the fair value of the reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess. Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  At September 30, 2011 and 2010, the fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

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

Revenue recognition and product line reporting

The Company’s principal sources of revenues are from sales of new, refurbished or used equipment and repair services.  As a distributor for several cable television equipment manufacturers, the Company offers a broad selection of inventoried and non-inventoried products.  The Company’s sales of different products fluctuate from year to year as its customers’ needs change.  Because the Company’s product line sales change from year to year, the Company does not report sales by product line for management reporting purposes and does not disclose sales by product line in these financial statements.

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

Derivatives

FASB ASC 815, Derivatives and Hedging, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).  The Company's objective of holding derivatives is to minimize the risk of interest rate fluctuation.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net New Sales Income, Net Refurbished Sales Income and Net Service Income in the accompanying Consolidated Statements of Income and Comprehensive Income.  Actual costs for shipping and handling of these sales are included in Cost of Sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.2 million, $0.2 million and $0.3 million for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Concentrations of credit risk

The Company holds cash with one major financial institution, which at times exceeds FDIC insured limits.  Historically, the Company has not experienced any losses due to such concentration of credit risk.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2011, 2010 or 2009 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based customers) were approximately $4.5 million, $6.8 million and $4.6 million for the years ended September 30, 2011, 2010 and 2009, respectively.  In 2011, the Company purchased approximately 40% of its inventory either directly from Cisco or indirectly through their primary stocking distributor and approximately 15% of its inventory from Motorola.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.

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

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the Company’s line of credit and term debt approximates fair value since their interest rates fluctuate periodically based on a floating interest rate.

Impact of recently issued accounting standards

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  Therefore, this new presentation will first be reflected in the Company’s March 31, 2012 consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this update to FASB ASC 350-20-35 is not anticipated to have a material impact on our financial statements.

Note 2 – Acquisition

On May 20, 2011, the Company acquired the net operating assets of Adams Global Communications, LLC (“AGC”).  AGC, located in Overland Park, Kansas, purchases and sells cable television access and transport equipment, digital converter boxes and modems in the United States, Canada and Latin American markets.  In addition, the Company hired all 12 of AGC’s employees.

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

On July 7, 2011, the Company purchased land and a 26,000 square foot building in Lenexa, Kansas for $1.475 million in cash.  The Company received rental payments from the current tenants of $10,250 per month through October 31, 2011.   AGC relocated its operations from their facility in Overland Park, Kansas, which was leased on a month-to-month basis, to the Lenexa, Kansas facility in November 2011.

Note 3 – Inventories

Inventories at September 30, 2011 and 2010 are as follows:

	2011	2010
New	$19,970,510	$21,808,323
Refurbished	7,363,237	8,147,399
Allowance for excess and obsolete inventory	(1,556,000)	(2,545,000)

	$25,777,747	$27,410,722

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.

The Company regularly reviews inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the fiscal years ended September 30, 2011, 2010 and 2009, increasing the cost of sales by approximately $0.4 million, $0.8 million and $1.0 million, respectively.

Note 4 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2011, 2010 and 2009 consists of:

	2011	2010	2009
Current	$1,159,000	$2,569,000	$1,853,000
Deferred	533,000	(3,000)	(40,000)

	$1,692,000	$2,566,000	$1,813,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2011, 2010 and 2009:

	2011	2010	2009
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	4.6%	4.0%	4.7%
Charges without tax benefit	0.7%	0.5%	0.4%
Tax credits and other exclusions	0.7%	(0.5%)	(1.6%)

Company’s effective tax rate	40.0%	38.0%	37.5%

Deferred tax assets at September 30, 2011 and 2010 consist of the following:

	2011	2010
Net operating loss carryforwards	$624,000	$714,000
Financial basis in excess of tax basis of certain assets	(595,000)	(575,000)
Accounts receivable	116,000	114,000
Inventory	755,000	1,097,000
Interest rate swap	370,000	476,000
Other, net	192,000	275,000

	$1,462,000	$2,101,000

Deferred tax assets are classified as:
Current	$1,059,000	$1,423,000
Noncurrent	403,000	678,000

	$1,462,000	$2,101,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $1.6 million at September 30, 2011, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2019 and 2020.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2008.

Note 5 – Accrued Expenses

Accrued expenses at September 30, 2011 and 2010 are as follows:

	2011	2010
Employee costs	$905,536	$971,099
Taxes other than income tax	219,662	154,835
Interest	51,821	60,065
Other, net	63,205	154,415

	$1,240,224	$1,340,414

Note 6 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2011 and 2010, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.97% at September 30, 2011), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2011.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $6.6 million at September 30, 2011.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Amended and Restated Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this note was $1.9 million and $2.1 million at September 30, 2011 and 2010, respectively.  This note is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.62% at September 30, 2011) and is reset monthly.

The second term loan under the Amended and Restated Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $10.2 million and $11.8 million at September 30, 2011 and 2010, respectively.  This note is due November 30, 2012, with quarterly payments of approximately $0.4 million plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.62% at September 30, 2011).

Subsequent to September 30, 2011, the Company signed the First Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 30, 2011.  Among other things, this amendment extended the Line of Credit maturity to November 30, 2012.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.  In addition, the second term loan was modified to extend the maturity date from November 30, 2012 to November 30, 2014, and the interest rate will change effective November 30, 2012 from the prevailing 30-day LIBOR rate plus 1.4% to the prevailing LIBOR rate plus 2.4%.

The carrying value of the Company’s borrowings approximates fair value as the interest rate fluctuates periodically based on a floating interest rate.

The aggregate minimum maturities of notes payable and the line of credit for each of the next five years are as follows:

2012	$1,814,008
2013	8,741,508
2014	184,008
2015	184,008
2016	184,008
Thereafter	950,588

Total	$12,058,128

Note 7 – Derivative Financial Instruments

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

The fair value of the interest rate swap is recorded in other liabilities with the offset recorded in other comprehensive income.  At September 30, 2011, the notional value of the swap was $10.2 million and the fair value of the interest rate swap was approximately $1.0 million.  The following table presents certain information regarding our interest rate swap.

	Amount of Gain (Loss) Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Twelve Months Ended September 30,		September 30,	September 30,
	2011	2010	2011	2010

Interest rate swap agreement	$189,425	$(130,998)	$(587,258)	$(776,683)

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

The Company’s interest rate swap is an over-the-counter instrument and is classified in the Level 2 hierarchy as the fair value can be estimated from executed transactions or broker quotes corroborated by other market data. These broker quotes are based on observable market prices at which similar transactions could currently be executed.

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

At September 30, 2011, 1,024,656 million shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 588,925 shares were available for future grants.

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

A summary of the status of the Company's stock options at September 30, 2011 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2010	136,850	$3.46
Granted	–	$–
Exercised	(4,500)	$1.50	$5,670
Expired	–	$–
Forfeited	(10,350)	$2.95
Outstanding at September 30, 2011	122,000	$3.57	$4,120
Exercisable at September 30, 2011	104,500	$3.67	$4,120

The total intrinsic value of options exercised for the year ended September 30, 2011 was $5,670.  There were no options exercised for the years ended September 30, 2010 and 2009.

Information about the Company’s outstanding and exercisable stock options at September 30, 2011 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$3.001	70,000	52,500	6.9 years
$3.450	15,000	15,000	5.5 years
$5.780	15,000	15,000	4.5 years
$4.620	15,000	15,000	3.5 years
$4.400	3,000	3,000	2.5 years
$1.650	2,000	2,000	1.5 years
$0.810	2,000	2,000	0.5 years
	122,000	104,500

No nonqualified stock options were granted in fiscal year 2011, 2010 or 2009.

Compensation expense related to stock options recorded for the years ended September 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Fiscal year 2006 grant	$–	$–	$3,063
Fiscal year 2008 grant	10,349	20,815	48,771

Total compensation expense	$10,349	$20,815	$51,834

For the options granted in fiscal years 2006 and 2008, the Company is recording compensation expense over the vesting term of the related options.  All of the options granted in fiscal year 2007 were fully vested and, as such, their calculated fair value was expensed on the grant date.

Restricted stock

The Company granted restricted stock in March and May 2011 to its Board of Directors and certain employees totaling 58,920 shares and in March 2010 and 2009 to its Board of Directors totaling 27,150 shares and 46,669 shares, respectively. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $170,000, $60,000 and $70,000 for the 2011, 2010 and 2009 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.  Compensation expense related to restricted stock recorded for the years ended September 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Fiscal year 2009 grant	$–	$29,169	$40,831
Fiscal year 2010 grant	25,000	35,000	–
Fiscal year 2011 grant	74,167	–	–

	$99,167	$64,169	$40,831

Note 9 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.2 million for each of the years ended September 30, 2011, 2010 and 2009.

Note 10 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2011, 2010 and 2009 are:

	2011	2010	2009
Net income attributable to common shareholders	$2,536,307	$4,186,449	$3,019,004
Basic weighted average shares	10,175,213	10,132,658	10,162,122
Effect of dilutive securities:
Stock options	3,550	3,952	2,094
Diluted weighted average shares	10,178,763	10,136,610	10,164,216

Earnings per common share:
Basic	$0.25	$0.41	$0.30
Diluted	$0.25	$0.41	$0.30

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year.

	2011	2010	2009
Stock options excluded	118,000	128,000	140,000
Weighted average exercise price of stock options	$3.65	$3.60	$3.56
Average market price of common stock	$2.73	$2.49	$1.80

Note 11 – Related Parties

The Company leases on a month-to-month basis one warehouse in Oklahoma from a company owned by David E. Chymiak and Kenneth A. Chymiak.  The total payments made on the lease to this company were $0.1 million for each of the years ended September 30, 2011, 2010 and 2009.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 25% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2011.

Note 12 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Oklahoma, Georgia, Kansas and Pennsylvania.   The Oklahoma facility is a 56,000 square foot warehouse and is rented on a month-to-month basis from an entity that is controlled by David E. Chymiak and Kenneth A. Chymiak.  The terms on its other operating leases in Georgia, Kansas and Pennsylvania vary but all mature in less than one year and contain renewal options or are rented on a month-to-month basis.

Rental payments associated with leased properties in fiscal years 2011, 2010 and 2009 totaled approximately $0.2 million, $0.2 million and $0.3 million, respectively.  The Company’s minimum annual future obligations as of September 30, 2011 under all existing operating leases are $4,000 for fiscal year 2012.  The Company has no further minimum annual future obligations as all of its existing operating leases expire in fiscal year 2012.

Note 13 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2011, 2010 and 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2011
Net sales and service income	$9,229,446	$8,896,705	$8,695,205	$11,258,174
Gross profit	$2,879,565	$2,684,710	$2,567,397	$3,419,176
Net income	$740,635	$598,706	$467,577	$729,389
Basic earnings per common share	$0.07	$0.06	$0.05	$0.07
Diluted earnings per common share	$0.07	$0.06	$0.05	$0.07
Fiscal year ended 2010
Net sales and service income	$10,219,221	$12,055,521	$13,297,449	$11,733,939
Gross profit	$3,330,340	$3,619,796	$4,207,974	$3,297,496
Net income	$859,639	$1,081,845	$1,396,234	$848,731
Basic earnings per common share	$0.08	$0.11	$0.14	$0.08
Diluted earnings per common share	$0.08	$0.11	$0.14	$0.08
Fiscal year ended 2009
Net sales and service income	$12,800,006	$10,126,636	$9,148,907	$10,168,043
Gross profit	$3,833,786	$3,073,992	$2,974,965	$3,045,204
Net income	$954,146	$698,359	$654,606	$711,893
Basic earnings per common share	$0.09	$0.07	$0.06	$0.07
Diluted earnings per common share	$0.09	$0.07	$0.06	$0.07

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2011, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2011, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2011 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetech.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2011 and 2010, and for the three years in the period ended September 30, 2011. 2009.

Consolidated Balance Sheets as of September 30, 2011 and 2010.

Consolidated Statements of Income for the years ended September 30, 2011, 2010 and 2009.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2011, 2010 and 2009 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Write offs	Recoveries	of Year
Year Ended September 30, 2011
Allowance for Doubtful Accounts	$300,000	3,453	(3,453)	-	$300,000
Allowance for Excess and Obsolete Inventory	$2,545,000	415,808	(1,404,808)	-	$1,556,000

Year Ended September 30, 2010
Allowance for Doubtful Accounts	$300,000	26,162	(26,162)	-	$300,000
Allowance for Excess and Obsolete Inventory	$2,196,000	804,565	(455,565)	-	$2,545,000

Year Ended September 30, 2009
Allowance for Doubtful Accounts	$253,000	126,346	(79,346)	-	$300,000
Allowance for Excess and Obsolete Inventory	$1,958,000	981,692	(743,692)	-	$2,196,000

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

10.2	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive
Stock Plan, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003.

10.3	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

10.4
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008.

10.5
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010.

10.6	Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 15, 2011                                                      By:      /s/ Kenneth A. Chymiak
                       Kenneth A. Chymiak, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 15, 2011                                                                  /s/ David E. Chymiak
                        David E. Chymiak, Chairman of the Board of Directors

Date:     December 15, 2011                                                                 /s/ Kenneth A. Chymiak
                        Kenneth A. Chymiak, President and Chief Executive Officer
                        (Principal Executive Officer) and Director

Date:     December 15, 2011                                                                 /s/ Scott A. Francis
                        Scott A. Francis, Chief Financial Officer (Principal Financial
                        Officer) and Director

Date:     December 15, 2011                                                                 /s/ Thomas J. Franz
                        Thomas J. Franz, Director

Date:     December 15, 2011                                                                 /s/ Paul F. Largess
                        Paul F. Largess, Director

Date:     December 15, 2011                                                                 /s/ James C. McGill
                        James C. McGill, Director

Date:     December 15, 2011                                                                 /s/ Stephen J. Tyde
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

10.2	First Amendment to ADDvantage Media Group, Inc. 1998 Incentive
Stock Plan, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003.

10.3	Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007.

10.4
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008.

10.5
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010.

10.6	Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.