Form 10-Q
period 2011-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2012-02-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2012 were 10,207,390.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2011

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	December 31, 2011 (unaudited) and September 30, 2011 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three Months Ended December 31, 2011 and 2010

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2011 and 2010

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (unaudited)	September 30, 2011 (audited)
Assets
Current assets:
Cash and cash equivalents	$12,238,609	$10,943,654
Accounts receivable, net of allowance of $300,000	3,116,487	4,244,049
Income tax refund receivable	102,397	349,745
Inventories, net of allowance for excess and obsolete
inventory of $1,658,000 and $1,556,000, respectively	24,074,992	25,777,747
Prepaid expenses	101,855	177,486
Deferred income taxes	1,092,000	1,059,000
Total current assets	40,726,340	42,551,681

Property and equipment, at cost:
Land and buildings	8,708,052	8,683,679
Machinery and equipment	2,917,248	2,856,615
Leasehold improvements	205,797	205,797
Total property and equipment, at cost	11,831,097	11,746,091
Less accumulated depreciation and amortization	(3,480,459)	(3,392,329)
Net property and equipment	8,350,638	8,353,762

Other assets:
Deferred income taxes	331,000	403,000
Goodwill	1,560,183	1,560,183
Other assets	19,246	19,245
Total other assets	1,910,429	1,982,428

Total assets	$50,987,407	$52,887,871

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (unaudited)	September 30, 2011 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,377,151	$2,675,907
Accrued expenses	689,347	1,240,224
Notes payable – current portion	1,814,008	1,814,008
Total current liabilities	3,880,506	5,730,139

Notes payable, less current portion	9,790,618	10,244,120
Other liabilities	857,889	957,258

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,431,354 shares issued and 10,207,390 shares outstanding	104,314	104,314
Paid in capital	(5,883,630)	(5,884,521)
Retained earnings	43,176,878	42,730,098
Accumulated other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	(532,889)	(587,258)
Total shareholders’ equity before treasury stock	36,864,673	36,362,633

Less: Treasury stock, 223,964 shares, at cost	(406,279)	(406,279)
Total shareholders’ equity	36,458,394	35,956,354

Total liabilities and shareholders’ equity	$50,987,407	$52,887,871

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Sales:
Net new sales income	$5,194,965	$6,525,013
Net refurbished sales income	2,588,717	1,401,501
Net service income	1,220,713	1,302,932
Total net sales	9,004,395	9,229,446
Cost of sales	6,265,374	6,349,881
Gross profit	2,739,021	2,879,565
Operating, selling, general and administrative expenses	1,846,615	1,498,506
Income from operations	892,406	1,381,059
Interest expense	158,626	185,424
Income before provision for income taxes	733,780	1,195,635
Provision for income taxes	287,000	455,000
Net income attributable to common shareholders	446,780	740,635

Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	54,369	147,169

Comprehensive income	$501,149	$887,804

Earnings per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
Shares used in per share calculation:
Basic	10,207,390	10,143,970
Diluted	10,209,036	10,154,523

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
Operating Activities
Net income	$446,780	$740,635
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	88,130	87,774
Provision for losses on accounts receivable	180	874
Provision for excess and obsolete inventories	102,000	102,550
Deferred income tax benefit	(6,000)	(7,000)
Share based compensation expense	891	2,715
Changes in assets and liabilities:
Accounts receivable	1,127,382	2,146,336
Income tax refund receivable	247,348	203,405
Inventories	1,600,755	(1,280,558)
Prepaid expenses	75,631	38,233
Other assets	(1)	12,000
Accounts payable	(1,298,756)	538,486
Accrued expenses	(550,877)	(506,821)
Net cash provided by operating activities	1,833,463	2,078,629

Investing Activities
Additions to machinery and equipment	(60,633)	(7,082)
Disposals of machinery and equipment	–	41,662
Addition of land and buildings	(24,373)	–
Net cash provided by (used in) investing activities	(85,006)	34,580

Financing Activities
Payments on notes payable	(453,502)	(453,502)

Net increase in cash and cash equivalents	1,294,955	1,659,707
Cash and cash equivalents at beginning of period	10,943,654	8,739,151
Cash and cash equivalents at end of period	$12,238,609	$10,398,858

Supplemental cash flow information:
Cash paid for interest	$159,902	$185,330
Cash paid for income taxes	$51,000	$113,000

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$99,369	$237,169
Deferred tax provision	(45,000)	(90,000)
Unrealized gain on interest rate swap, net of tax	$54,369	$147,169

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The consolidated financial statements as of September 30, 2011 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Description of business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Broadband Remarketing International, LLC (dba Adams Global Communications) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

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

Basic and diluted earnings per share for the three months ended December 31, 2011 and 2010 are:

	Three Months Ended December 31,
	2011	2010
Net income attributable to
common shareholders	$446,780	$740,635

Basic weighted average shares	10,207,390	10,143,970
Effect of dilutive securities:
Stock options	1,646	10,553
Diluted weighted average shares	10,209,036	10,154,523

Earnings per common share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07

Note 3 – Line of Credit and Notes Payable

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender.  At December 31, 2011, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.02% at December 31, 2011), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2012.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $5.4 million at December 31, 2011.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Notes Payable

The Amended and Restated Revolving Credit and Term Loan Agreement includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan is a $2.8 million term loan.  The outstanding balance under this term loan was $1.8 million at December 31, 2011 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.67% at December 31, 2011) and is reset monthly.

The second term loan under the Amended and Restated Revolving Credit and Term Loan Agreement is a $16.3 million term loan.  The outstanding balance of this term loan was $9.8 million at December 31, 2011 and is due November 30, 2014, with quarterly payments of approximately $0.4 million plus accrued interest.  Through November 30, 2012, the interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.67% at December 31, 2011) and is reset monthly.  Beginning December 1, 2012, the interest rate will be the prevailing 30-day LIBOR rate plus 2.4%.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Derivative Financial Instruments

The Company has an interest rate swap agreement on the $16.3 million term loan in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The interest rate swap agreement swaps LIBOR for a fixed interest rate of 4.52% through

November 2014.  Therefore, the total effective interest rate on the notional value is 5.92% through November 2012 and 6.92% thereafter through November 2014.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the $16.3 million term loan.  Upon entering into this interest rate swap, the Company has designated this derivative as a cash flow hedge by documenting the Company’s risk management objective and strategy for undertaking the hedge along with methods for assessing the swap’s effectiveness in accordance with FASB ASC 815, Derivatives and Hedging.

The fair value of the interest rate swap is recorded in other liabilities with the offset recorded in other comprehensive income.  At December 31, 2011, the notional value of the swap was $9.8 million and the fair value of the interest rate swap was approximately $0.9 million.  The following table presents certain information regarding our interest rate swap.

	Amount of Gain Recognized in OCI on Derivative, Net of Tax		Amount of Loss Recognized in Accumulated OCI, Net of Tax
	Three Months Ended December 31,		December 31,	September 30,
	2011	2010	2011	2011

Interest rate swap agreement	$54,369	$147,169	$(532,889)	$(587,258)

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

At December 31, 2011, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 588,925 shares were available for future grants.

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

A summary of the status of the Company's stock options at December 31, 2011 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2011	122,000	$3.57
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2011	122,000	$3.57

Exercisable at December 31, 2011	104,500	$3.67

No nonqualified stock options were granted in the three months ended December 31, 2011.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2011 is as follows:

Three Months Ended
December 31, 2011
Fiscal year 2008 grant	$891

The Company records compensation expense over the vesting term of the related options.  At December 31, 2011, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $2,671.

Restricted Stock

The Company granted restricted stock in March and May 2011 to its Board of Directors and certain employees totaling 58,920 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors and employees at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $170,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid assets on the Company’s Consolidated Balance Sheet.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2011 and December 31, 2010

Total Net Sales.  Total net sales declined $0.2 million, or 2%, to $9.0 million for the three months ended December 31, 2011 from $9.2 million for the three months ended December 31, 2010.  New equipment sales decreased $1.3 million, or 20%, to $5.2 million for the three months ended December 31, 2011 from $6.5 million for the three months ended December 31, 2010.  The decrease in new equipment sales was primarily due to the continued economic downturn in the cable television industry and the negative impact of the Cisco agreement, partially offset by $0.5 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $1.2 million, or 85%, to $2.6 million for the three months ended December 31, 2011 from $1.4 million for the same period last year.  The increase in refurbished equipment sales was primarily due to revenues from Adams Global Communications.  Net repair service revenues decreased $0.1 million, or 7%, to $1.2 million for the three months ended December 31, 2011 from $1.3 million for the same period last year.  The repair service revenue decline for the three months ended December 31, 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales remained relatively flat at $6.3 million for the three months ended December 31, 2011 and 2010.  Cost of sales as a percent of revenue was 70% for the three months ended December 31, 2011 as compared to 69% for the same period last year.

Gross Profit.  Gross profit decreased $0.1 million, or 5%, to $2.7 million for the three months ended December 31, 2011 from $2.9 million for the three months ended December 31, 2010.  The decrease in gross profit was primarily due to the overall decline in net sales and reduced margins on our new equipment sales, largely offset by increased margins on net refurbished sales.  Gross profit margins decreased to 30% for the three months ended December 31, 2011 from 31% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.3 million, or 23%, to $1.8 million for the three months ended December 31, 2011 compared to $1.5 million for the three months ended December 31, 2010.  The increase was due primarily to increased personnel costs of $0.2 million resulting primarily from the acquisition of Adams Global Communications.

Income from Operations.  Income from operations decreased $0.5 million, or 35%, to $0.9 million for the three months ended December 31, 2011 from $1.4 million for the three months ended December 31, 2010 for the reasons described above.

Interest Expense.  Interest expense was $0.2 million for both the three months ended December 31, 2011 and 2010.

Income Taxes.  The provision for income taxes decreased by $0.2 million to $0.3 million, or an effective rate of 39.1%, for the three months ended December 31, 2011 from $0.5 million, or an effective rate of 38.0% for the same period last year.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2011 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At December 31, 2011, we had total inventory of $25.7 million, against which we have a reserve of $1.7 million for excess and obsolete inventory, leaving us a net inventory of $24.1 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three months ended December 31, 2011, we recorded charges to our reserve for excess and obsolete inventory of $0.1 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2011, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.1 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the three months ended December 31, 2011, we generated $1.8 million of cash flow from operations.  The cash flow from operations was favorably impacted by $1.1 million from a net decrease in our accounts receivable from fiscal year end 2011.  Our accounts receivable decreased from fiscal year end 2011 due primarily to decreased revenues during the three months ended December 31, 2011 as compared to the three months ended September 30, 2011.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as fiscal year end 2011.  The cash flow from operations was also favorably impacted by $1.6 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases.  The cash flow from operations was negatively impacted by $1.3 million from a net decrease in accounts payable due primarily to timing of inventory purchases.

We expect that our cash and cash equivalents of $12.2 million at December 31, 2011 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At December 31, 2011, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable, plus 50% of qualified inventory, less the outstanding balances under the term loans identified in the credit agreement and less the fair value of the interest rate swap agreement in excess of $900,000 is available to us under the revolving credit facility ($5.4 million at December 31, 2011).  The entire outstanding balance on the revolving credit facility is due on maturity.

During the three months ended December 31, 2011, we made principal payments totaling $0.5 million primarily on our two term loans under our Amended and Restated Revolving Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  The second term loan requires quarterly payments of $0.4 million plus accrued interest through November 2014 with the final payment of $5.3 million due November 2014.  In connection with this term loan, we entered into an interest rate swap to effectively fix the interest rate on this term loan at 5.92% through November 2012 and 6.92% thereafter through November 2014 in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  The notional value of the interest rate swap amortizes quarterly with payments that mirror the second term loan.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ Kenneth A. Chymiak
Date:  February 14, 2012                                                              Kenneth A. Chymiak,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  February 14, 2012                                                              Scott A. Francis,
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