Form 10-Q
period 2012-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2012-05-08
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2012 were 10,189,120.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2012

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	March 31, 2012 (unaudited) and September 30, 2011 (audited)

	Consolidated Statements of Operations and Comprehensive Income (unaudited)	4
	Three and Six Months Ended March 31, 2012 and 2011

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2012 and 2011

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	14

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits.	15

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	September 30, 2011 (audited)
Assets
Current assets:
Cash and cash equivalents	$2,113,172	$10,943,654
Accounts receivable, net of allowance of $300,000	3,348,001	4,244,049
Income tax refund receivable	221,351	349,745
Inventories, net of allowance for excess and obsolete
inventory of $1,758,000 and $1,556,000, respectively	24,719,350	25,777,747
Prepaid expenses	196,089	177,486
Deferred income taxes	1,049,000	1,059,000
Total current assets	31,646,963	42,551,681

Property and equipment, at cost:
Land and buildings	8,797,402	8,683,679
Machinery and equipment	2,919,764	2,856,615
Leasehold improvements	205,797	205,797
Total property and equipment, at cost	11,922,963	11,746,091
Less accumulated depreciation and amortization	(3,569,175)	(3,392,329)
Net property and equipment	8,353,788	8,353,762

Other assets:
Deferred income taxes	18,000	403,000
Goodwill	1,560,183	1,560,183
Other assets	13,778	19,245
Total other assets	1,591,961	1,982,428

Total assets	$41,592,712	$52,887,871

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	September 30, 2011 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,050,443	$2,675,907
Accrued expenses	889,952	1,240,224
Notes payable – current portion	184,008	1,814,008
Total current liabilities	3,124,403	5,730,139

Notes payable, less current portion	1,594,616	10,244,120
Other liabilities	–	957,258

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,465,323 and 10,431,354 shares issued, respectively; and 10,189,120 and 10,207,390 shares outstanding, respectively	104,653	104,314
Paid in capital	(5,811,459)	(5,884,521)
Retained earnings	43,100,599	42,730,098
Accumulated other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	–	(587,258)
Total shareholders’ equity before treasury stock	37,393,793	36,362,633

Less: Treasury stock, 276,203 and 223,964 shares, respectively, at cost	(520,100)	(406,279)
Total shareholders’ equity	36,873,693	35,956,354

Total liabilities and shareholders’ equity	$41,592,712	$52,887,871

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales:
Net new sales income	$5,778,308	$6,417,153	$10,973,273	$12,942,166
Net refurbished sales income	2,366,833	1,299,781	4,955,550	2,701,282
Net service income	1,085,815	1,179,771	2,306,528	2,482,703
Total net sales	9,230,956	8,896,705	18,235,351	18,126,151
Cost of sales	6,703,637	6,211,995	12,969,011	12,561,876
Gross profit	2,527,319	2,684,710	5,266,340	5,564,275
Operating, selling, general and administrative expenses	1,712,862	1,545,141	3,559,477	3,043,647
Income from operations	814,457	1,139,569	1,706,863	2,520,628
Interest expense	940,736	174,863	1,099,362	360,287
Income (loss) before provision for income taxes	(126,279)	964,706	607,501	2,160,341
Provision (benefit) for income taxes	(50,000)	366,000	237,000	821,000
Net income (loss)	(76,279)	598,706	370,501	1,339,341

Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	532,889	83,622	587,258	230,791

Comprehensive income	$456,610	$682,328	$957,759	$1,570,132

Earnings (loss) per share:
Basic	$(0.01)	$0.06	$0.04	$0.13
Diluted	$(0.01)	$0.06	$0.04	$0.13
Weighted average shares used in per share calculation:
Basic	10,199,564	10,154,355	10,203,477	10,149,163
Diluted	10,200,508	10,164,046	10,204,780	10,160,414

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
Operating Activities
Net income	$370,501	$1,339,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	176,846	174,359
Provision for losses on accounts receivable	–	941
Provision for excess and obsolete inventories	202,000	203,955
Deferred income tax (benefit)	25,000	(32,000)
Share based compensation expense	71,781	36,265
Changes in assets and liabilities:
Accounts receivable	896,048	1,679,348
Income tax refund receivable	128,394	143,078
Inventories	856,397	171,652
Prepaid expenses	(18,603)	(74,075)
Other assets	5,467	51,165
Accounts payable	(625,464)	(818,107)
Accrued expenses	(350,272)	(500,139)
Net cash provided by operating activities	1,738,095	2,375,783

Investing Activities
Additions to machinery and equipment	(63,149)	(13,083)
Disposals of machinery and equipment	–	41,662
Additions of land and buildings	(113,723)	–
Net cash provided by (used in) investing activities	(176,872)	28,579

Financing Activities
Payments on notes payable	(10,279,504)	(907,004)
Purchase of treasury stock	(113,821)	–
Proceeds from stock options exercised	1,620	6,750
Net cash used in financing activities	(10,391,705)	(900,254)

Net increase (decrease) in cash and cash equivalents	(8,830,482)	1,504,108
Cash and cash equivalents at beginning of period	10,943,654	8,739,151
Cash and cash equivalents at end of period	$2,113,172	$10,243,259

Supplemental cash flow information:
Cash paid for interest	$1,151,183	$362,496
Cash paid for income taxes	$93,000	$699,399

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$957,258	$371,791
Deferred tax provision	(370,000)	(141,000)
Unrealized gain on interest rate swap, net of tax	$587,258	$230,791

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

Impact of recently issued accounting standards

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  We have adopted the new disclosure requirements in our consolidated financial statements.

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

Basic and diluted earnings per share for the three and six months ended March 31, 2012 and 2011 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income (loss) attributable to
common shareholders	$(76,279)	$598,706	$370,501	$1,339,341

Basic weighted average shares	10,199,564	10,154,355	10,203,477	10,149,163
Effect of dilutive securities:
Stock options	944	9,691	1,303	11,251
Diluted weighted average shares	10,200,508	10,164,046	10,204,780	10,160,414

Earnings (loss) per common share:
Basic	$(0.01)	$0.06	$0.04	$0.13
Diluted	$(0.01)	$0.06	$0.04	$0.13

Note 3 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”), which includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan has an outstanding balance of $1.8 million at March 31, 2012 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.64% at March 31, 2012) and is reset monthly.

On March 12, 2012, the Company paid off the outstanding amount owed of $9.4 million under the second term loan under the Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At March 31, 2012, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.99% at March 31, 2012), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2012.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances identified in the Credit and Term Loan Agreement and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at March 31, 2012.  Since the term loan was paid off and interest rate swap was terminated in March 2012, the Line of Credit borrowing base is no longer limited by these items.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Derivative Financial Instruments

On March 12, 2012, the Company terminated its interest rate swap agreement for $0.8 million in connection with paying off the associated term loan as discussed above.  The termination payment was recorded as interest expense.

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

At March 31, 2012, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 556,956 shares were available for future grants.

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

A summary of the status of the Company's stock options at March 31, 2012 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2011	122,000	$3.57
Granted	–	–
Exercised	(2,000)	$0.81
Expired	–	–
Forfeited	–	–
Outstanding at March 31, 2012	120,000	$3.62

Exercisable at March 31, 2012	102,500	$3.73

No nonqualified stock options were granted in the six months ended March 31, 2012.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2012 is as follows:

Six Months Ended
March 31, 2012
Fiscal year 2008 grant	$1,781

The Company records compensation expense over the vesting term of the related options.  At March 31, 2012, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $1,781.

Restricted Stock

The Company granted restricted stock in March 2012 to its Board of Directors totaling 31,969 shares and in May 2011 to an employee totaling 36,765 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors and employee at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $170,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid assets on the Company’s Consolidated Balance Sheets.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

Total Net Sales.  Total net sales increased $0.3 million, or 4%, to $9.2 million for the three months ended March 31, 2012 from $8.9 million for the three months ended March 31, 2011.  New equipment sales decreased $0.6 million, or 10%, to $5.8 million for the three months ended March 31, 2012 from $6.4 million for the three months ended March 31, 2011.  The decrease in new equipment sales was primarily due to the continued economic downturn in the cable television industry, partially offset by $1.5 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $1.1 million, or 82%, to $2.4 million for the three months ended March 31, 2012 from $1.3 million for the same period last year.  The increase in refurbished equipment sales was primarily due to revenues from Adams Global Communications.  Net repair service revenues decreased $0.1 million, or 8%, to $1.1 million for the three months ended March 31, 2012 from $1.2 million for the same period last year.  The decrease in repair service revenues was primarily due to less headend equipment repairs resulting from the conversion to digital equipment from analog.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales increased $0.5 million, or 8%, to $6.7 million for the three months ended March 31, 2012 from $6.2 million for the three months ended March 31, 2011.  The increase in cost of sales was primarily due to lower overall margins on equipment sales.  This was due primarily to increased sales from Adams Global Communications of customer premise equipment, which typically yields a lower margin than most of our other product lines.  Cost of sales as a percent of revenue was 73% for the three months ended March 31, 2012 as compared to 70% for the same period last year.

Gross Profit.  Gross profit decreased $0.2 million, or 6%, to $2.5 million for the three months ended March 31, 2012 from $2.7 million for the three months ended March 31, 2011.  The decrease in gross profit was primarily due to product mix as discussed above.  Gross profit margins were 27% for the three months ended March 31, 2012 as compared to 30% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.2 million, or 11%, to $1.7 million for the three months ended March 31, 2012 compared to $1.5 million for the three months ended March 31, 2011.  The increase was due primarily to increased personnel costs of $0.2 million resulting primarily from the acquisition of Adams Global Communications.

Income from Operations.  Income from operations decreased $0.3 million, or 29%, to $0.8 million for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2012 for the reasons described above.

Interest Expense.  Interest expense increased $0.8 million to $0.9 million for the three months ended March 31, 2012 from $0.2 million for the same period last year.  The increase was due primarily to the $0.8 million payment made in order to terminate its interest rate swap agreement in March 2012 in connection with paying off the associated term loan.  The payment was recorded as interest expense.

Income Taxes.  The provision (benefit) for income taxes decreased $0.4 million to a benefit for income taxes of $0.1 million for the three months ended March 31, 2012, or an effective rate of 39.6%, from a provision for income taxes of $0.4 million for the three months ended March 31, 2011, or an effective rate of 38.0%.

Comparison of Results of Operations for the Six Months Ended March 31, 2012 and March 31, 2011

Total Net Sales.  Total net sales increased $0.1 million, or 1%, to $18.2 million for the six months ended March 31, 2012 from $18.1 million for the six months ended March 31, 2011.  New equipment sales decreased $2.0 million, or 16%, to $10.9 million for the six months ended March 31, 2012 from $12.9 million for the six months ended March 31, 2011.  The decrease in new equipment sales was primarily due to the continued economic downturn in the cable television industry and the negative impact of the Cisco agreement, partially offset by $2.0 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $2.3 million, or 83%, to $5.0 million for the six months ended March 31, 2012 from $2.7 million for the same period last year.  The increase in refurbished equipment sales was primarily due to revenues from Adams Global Communications.  Net repair service revenues decreased $0.2 million, or 7%, to $2.3 million for the six months ended March 31, 2012 from $2.5 million for the same period last year.  The repair service revenue decline for the six months ended March 31, 2012 was primarily attributable to less headend equipment repairs resulting from the conversion to digital equipment from analog and the closure of our Tulsat-West facility in the first fiscal quarter of 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales increased $0.4 million, or 3%, to $13.0 million for the six months ended March 31, 2012 from $12.6 million for the six months ended March 31, 2011.  The increase in cost of sales was primarily due to lower overall margins on equipment sales.  This was due primarily to increased sales from Adams Global Communications of customer premise equipment, which typically yields a lower margin than most of our other product lines.  Cost of sales as a percent of revenue was 71% for the six months ended March 31, 2012 and 69% for the same period last year.

Gross Profit.  Gross profit decreased $0.3 million, or 5%, to $5.3 million for the six months ended March 31, 2012 from $5.6 million for the six months ended March 31, 2011.  The decrease in gross profit was primarily due to product mix as discussed above.  Gross profit margins were 29% for the six months ended March 31, 2012 as compared to 31% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.5 million, or 17%, to $3.6 million for the six months ended March 31, 2012 compared to $3.0 million for the six months ended March 31, 2011.  The increase was due primarily to increased personnel costs of $0.4 million resulting primarily from the acquisition of Adams Global Communications.

Income from Operations.  Income from operations decreased $0.8 million, or 32%, to $1.7 million for the six months ended March 31, 2012 from $2.5 million for the six months ended March 31, 2011 for the reasons described above.

Interest Expense.  Interest expense increased $0.7 million to $1.1 million for the six months ended March 31, 2012 from $0.4 million for the same period last year.  The increase was due primarily to the $0.8 million payment made in order to terminate its interest rate swap agreement in March 2012 in connection with paying off the associated term loan.  The payment was recorded as interest expense.

Income Taxes.  The provision for income taxes decreased by $0.6 million to $0.2 million, or an effective rate of 39.0%, for the six months ended March 31, 2012 from $0.8 million, or an effective rate of 38.0% for the same period last year.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At March 31, 2012, we had total inventory of $26.5 million, against which we have a reserve of $1.8 million for excess and obsolete inventory, leaving us a net inventory of $24.7 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the six months ended March 31, 2012, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2012, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.3 million.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  We have adopted the new disclosure requirements in our consolidated financial statements.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the six months ended March 31, 2012, we generated $1.7 million of cash flow from operations.  The cash flow from operations was favorably impacted by $0.9 million from a net decrease in our accounts receivable from fiscal year end 2011.  Our accounts receivable decreased from fiscal year end 2011 due primarily to decreased revenues during the three months ended March 31, 2012 as compared to the three months ended September 30, 2011.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as fiscal year end 2011.  The cash flow from operations was also favorably impacted by $0.9 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases, partially offset by timing of increased customer premise equipment purchases.  The cash flow from operations was negatively impacted by $0.6 million from a net decrease in accounts payable due primarily to timing of inventory purchases.

During the six months ended March 31, 2012, we made principal payments totaling $0.9 million on our two term loans under our Amended and Restated Revolving Credit and Term Loan Agreement with our primary lender.  On March 12, 2012, we paid off the outstanding amount owed of $9.4 million under the second term loan in the Amended and Restated Revolving Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.  Therefore, the remaining debt on our balance sheet is the first term loan with a balance of $1.8 million at March 31, 2012.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

We expect that our cash and cash equivalents of $2.1 million at March 31, 2012 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At March 31, 2012, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at March 31, 2012).  The entire outstanding balance on the revolving credit facility is due on maturity.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2012	-	-	-	$593,721
February 1 – 29, 2012	23,511	$2.16	23,511	$543,027
March 1 – 31, 2012	28,728	$2.20	28,728	$479,900

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ David L. Humphrey
Date:  May 8, 2012                                                                       David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  May 8, 2012                                                                       Scott A. Francis,
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