Form 10-Q
period 2012-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2012-08-07
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2012 were 10,189,120.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2012

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	June 30, 2012 (unaudited) and September 30, 2011 (audited)

	Consolidated Statements of Operations and Comprehensive Income (unaudited)	4
	Three and Nine Months Ended June 30, 2012 and 2011

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2012 and 2011

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	14

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	15

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	September 30, 2011 (audited)
Assets
Current assets:
Cash and cash equivalents	$3,167,601	$10,943,654
Accounts receivable, net of allowance of $300,000	3,153,566	4,244,049
Income tax refund receivable	86,711	349,745
Inventories, net of allowance for excess and obsolete
inventory of $1,908,000 and $1,556,000, respectively	23,852,155	25,777,747
Prepaid expenses	124,483	177,486
Deferred income taxes	1,122,000	1,059,000
Total current assets	31,506,516	42,551,681

Property and equipment, at cost:
Land and buildings	8,794,272	8,683,679
Machinery and equipment	2,958,699	2,856,615
Leasehold improvements	205,797	205,797
Total property and equipment, at cost	11,958,768	11,746,091
Less accumulated depreciation and amortization	(3,658,749)	(3,392,329)
Net property and equipment	8,300,019	8,353,762

Other assets:
Deferred income taxes	–	403,000
Goodwill	1,560,183	1,560,183
Other assets	13,778	19,245
Total other assets	1,573,961	1,982,428

Total assets	$41,380,496	$52,887,871

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	September 30, 2011 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,364,524	$2,675,907
Accrued expenses	865,880	1,240,224
Notes payable – current portion	184,008	1,814,008
Total current liabilities	2,414,412	5,730,139

Notes payable, less current portion	1,548,614	10,244,120
Deferred income taxes	53,000	–
Other liabilities	–	957,258

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,465,323 and 10,431,354 shares issued, respectively; and 10,189,120 and 10,207,390 shares outstanding, respectively	104,653	104,314
Paid in capital	(5,779,980)	(5,884,521)
Retained earnings	43,559,897	42,730,098
Accumulated other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	–	(587,258)
Total shareholders’ equity before treasury stock	37,884,570	36,362,633

Less: Treasury stock, 276,203 and 223,964 shares, respectively, at cost	(520,100)	(406,279)
Total shareholders’ equity	37,364,470	35,956,354

Total liabilities and shareholders’ equity	$41,380,496	$52,887,871

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales:
Net new sales income	$4,643,661	$5,568,777	$15,616,934	$18,510,943
Net refurbished sales income	2,691,269	1,923,665	7,646,819	4,624,947
Net service income	1,163,843	1,202,763	3,470,371	3,685,466
Total net sales	8,498,773	8,695,205	26,734,124	26,821,356
Cost of sales	5,910,937	6,127,808	18,879,948	18,689,684
Gross profit	2,587,836	2,567,397	7,854,176	8,131,672
Operating, selling, general and administrative expenses	1,828,238	1,642,403	5,387,715	4,686,050
Income from operations	759,598	924,994	2,466,461	3,445,622
Interest expense	7,300	170,417	1,106,662	530,704
Income before provision for income taxes	752,298	754,577	1,359,799	2,914,918
Provision for income taxes	293,000	287,000	530,000	1,108,000
Net income	459,298	467,577	829,799	1,806,918

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of taxes	–	(29,838)	587,258	200,953

Comprehensive income	$459,298	$437,739	$1,417,057	$2,007,871

Earnings per share:
Basic	$0.05	$0.05	$0.08	$0.18
Diluted	$0.05	$0.05	$0.08	$0.18
Weighted average shares used in per share calculation:
Basic	10,189,120	10,195,135	10,198,691	10,164,487
Diluted	10,189,683	10,197,372	10,199,756	10,168,613

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
Operating Activities
Net income	$829,799	$1,806,918
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	266,420	263,918
Provision for excess and obsolete inventories	352,000	306,247
Gain on disposal of property and equipment	–	(1,350)
Deferred income tax	23,000	148,000
Share based compensation expense	152,428	64,812
Changes in assets and liabilities:
Accounts receivable	1,090,483	1,853,015
Income tax refund receivable	263,034	(39,070)
Inventories	1,573,592	1,035,459
Prepaid expenses	3,835	6,797
Other assets	5,467	12,000
Accounts payable	(1,311,383)	169,538
Accrued expenses	(374,344)	(452,880)
Net cash provided by operating activities	2,874,331	5,173,404

Investing Activities
Acquisition of net operating assets, net of cash required	–	(549,785)
Additions to machinery and equipment	(102,084)	(20,386)
Disposals of machinery and equipment	–	43,012
Additions of land and buildings	(110,593)	–
Net cash used in investing activities	(212,677)	(527,159)

Financing Activities
Payments on notes payable	(10,325,506)	(1,360,506)
Purchase of treasury stock	(113,821)	–
Proceeds from stock options exercised	1,620	6,750
Net cash used in financing activities	(10,437,707)	(1,353,756)

Net increase (decrease) in cash and cash equivalents	(7,776,053)	3,292,489
Cash and cash equivalents at beginning of period	10,943,654	8,739,151
Cash and cash equivalents at end of period	$3,167,601	$12,031,640

Supplemental cash flow information:
Cash paid for interest	$1,157,289	$536,865
Cash paid for income taxes	$259,270	$1,026,575

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$957,258	$323,953
Deferred tax provision	(370,000)	(123,000)
Unrealized gain on interest rate swap, net of tax	$587,258	$200,953

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

Reclassifications

Certain reclassifications have been made to the June 30, 2011 financial statements to conform to the June 30, 2012 presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2012 and 2011 are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to common shareholders	$459,298	$467,577	$829,799	$1,806,918

Basic weighted average shares	10,189,120	10,195,135	10,198,691	10,164,487
Effect of dilutive securities:
Stock options	563	2,237	1,065	4,126
Diluted weighted average shares	10,189,683	10,197,372	10,199,756	10,168,613

Earnings per common share:
Basic	$0.05	$0.05	$0.08	$0.18
Diluted	$0.05	$0.05	$0.08	$0.18

Note 3 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”), which includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan has an outstanding balance of $1.7 million at June 30, 2012 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.64% at June 30, 2012) and is reset monthly.

On March 12, 2012, the Company paid off the outstanding amount owed of $9.4 million under the second term loan under the Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At June 30, 2012, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.99% at June 30, 2012), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2012.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances identified in the Credit and Term Loan Agreement and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at June 30, 2012.  Since the term loan was paid off and the interest rate swap was terminated in March 2012, the Line of Credit borrowing base is no longer limited by these items.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

At June 30, 2012, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 306,956 shares were available for future grants.

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

Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period.  Stock options granted to employees generally become exercisable over a four or five-year period from the date of grant and generally expire ten years after the date of grant.  Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the grant.

A summary of the status of the Company's stock options at June 30, 2012 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2011	122,000	$3.57
Granted	250,000	$2.45
Exercised	(2,000)	$0.81
Expired	–	–
Forfeited	–	–
Outstanding at June 30, 2012	370,000	$2.83

Exercisable at June 30, 2012	102,500	$3.73

The Company granted nonqualified stock options totaling 250,000 shares for the nine months ended June 30, 2012.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company based the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of

the awards.   The Company used historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the nine months ended June 30, 2012 are as follows:

Nine Months Ended June 30, 2012
Estimated fair value of options at grant date	$267,925
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	41%
Average risk-free interest rate	2.99%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2012 and 2011 are as follows:

	Nine Months Ended June 30,
	2012	2011
Fiscal year 2008 grant	$2,673	$8,145
Fiscal year 2012 grant	$30,588	$–

The Company records compensation expense over the vesting term of the related options.  At June 30, 2012, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $238,226.

Restricted Stock

The Company granted restricted stock in March 2012 to its Board of Directors totaling 31,969 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock of $52,500 is included in prepaid assets on the Company’s Consolidated Balance Sheets.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

Total Net Sales.  Total net sales decreased $0.2 million, or 2%, to $8.5 million for the three months ended June 30, 2012 from $8.7 million for the three months ended June 30, 2011.  New equipment sales decreased $0.9 million, or 17%, to $4.6 million for the three months ended June 30, 2012 from $5.6 million for the three months ended June 30, 2011.  The decrease in new equipment sales was primarily due to the continued economic downturn in the cable television industry, partially offset by an increase of $0.2 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $0.8 million, or 40%, to $2.7 million for the three months ended June 30, 2012 from $1.9 million for the same period last year.  The increase in refurbished equipment sales was primarily due to an increase in revenue from Adams Global Communications.  Net repair service revenues were $1.2 million for both the three months ended June 30, 2012 and 2011.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $0.2 million, or 4%, to $5.9 million for the three months ended June 30, 2012 from $6.1 million for the three months ended June 30, 2011.  The decrease in cost of sales was primarily due to lower overall net equipment sales.  Cost of sales as a percent of revenue was 70% for both the three months ended June 30, 2012 and 2011.

Gross Profit. Gross profit was $2.6 million for both the three months ended June 30, 2012 and 2011. Gross profit margins were 30% for both the three months ended June 30, 2012 and 2011.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.2 million, or 11%, to $1.8 million for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011.  The increase was due primarily to increased personnel costs of $0.2 million resulting primarily from the acquisition of Adams Global Communications.

Income from Operations.  Income from operations decreased $0.2 million, or 18%, to $0.8 million for the three months ended June 30, 2012 from $0.9 million for the three months ended June 30, 2011 for the reasons described above.

Interest Expense.  Interest expense decreased $0.2 million to $7 thousand for the three months ended June 30, 2012 from $0.2 million for the same period last year.  The decrease was due primarily to lower debt as of June 30, 2012 as a result of paying off one of the term loans in March 2012 and the termination of the associated interest rate swap agreement.

Income Taxes.  The provision for income taxes was $0.3 million for both the three months ended June 30, 2012 and the three months ended June 30, 2011.  The effective income tax rate was 38.9% for the three months ended June 30, 2012 and 38.0% for the three months ended June 30, 2011.

Comparison of Results of Operations for the Nine Months Ended June 30, 2012 and June 30, 2011

Total Net Sales.  Total net sales decreased $0.1 million, or 1%, to $26.7 million for the nine months ended June 30, 2012 from $26.8 million for the nine months ended June 30, 2011.  New equipment sales decreased $2.9 million, or 16%, to $15.6 million for the nine months ended June 30, 2012 from $18.5 million for the nine months ended June 30, 2011.  The decrease in new equipment sales was primarily due to the continued economic downturn in the cable television industry and the negative impact of the Cisco agreement, partially offset by $1.7 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $3.0 million, or 65%, to $7.6 million for the nine months ended June 30, 2012 from $4.6 million for the same period last year.  The increase in refurbished equipment sales was primarily due to revenues from Adams Global Communications.  Net repair service revenues decreased $0.2 million, or 6%, to $3.5 million for the nine months ended June 30, 2012 from $3.7 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales increased $0.2 million, or 1%, to $18.9 million for the nine months ended June 30, 2012 from $18.7 million for the nine months ended June 30, 2011.  The increase in cost of sales was primarily due to lower overall margins on equipment sales.  This was due primarily to increased sales from Adams Global Communications of customer premise equipment, which typically yields a lower margin than most of our other product lines.  Cost of sales as a percent of revenue was 71% for the nine months ended June 30, 2012 and 70% for the same period last year.

Gross Profit.  Gross profit decreased $0.3 million, or 3%, to $7.9 million for the nine months ended June 30, 2012 from $8.1 million for the nine months ended June 30, 2011.  The decrease in gross profit was primarily due to product mix as discussed above.  Gross profit margins were 29% for the nine months ended June 30, 2012 as compared to 30% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.7 million, or 15%, to $5.4 million for the nine months ended June 30, 2012 compared to $4.7 million for the nine months ended June 30, 2011.  The increase was due primarily to increased personnel costs of $0.5 million resulting primarily from the acquisition of Adams Global Communications.

Income from Operations.  Income from operations decreased $1.0 million, or 28%, to $2.5 million for the nine months ended June 30, 2012 from $3.4 million for the nine months ended June 30, 2011 for the reasons described above.

Interest Expense.  Interest expense increased $0.6 million to $1.1 million for the nine months ended June 30, 2012 from $0.5 million for the same period last year.  The increase was due primarily to the $0.8 million payment made in order to terminate its interest rate swap agreement in March 2012 in connection with paying off the associated term loan, partially offset by lower interest expense of $0.2 million for the three months ended June 30, 2012 as a result of paying off the term loan and terminating the interest rate swap agreement.  The interest rate swap agreement termination payment was recorded as interest expense.

Income Taxes.  The provision for income taxes decreased by $0.6 million to $0.5 million, or an effective rate of 39.0%, for the nine months ended June 30, 2012 from $1.1 million, or an effective rate of 38.0% for the same period last year.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At June 30, 2012, we had total inventory of $25.8 million, against which we have a reserve of $1.9 million for excess and obsolete inventory, leaving us a net inventory of $23.9 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the nine months ended June 30, 2012, we recorded charges to our reserve for excess and obsolete inventory of $0.3 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2012, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.2 million.

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the nine months ended June 30, 2012, we generated $2.9 million of cash flow from operations.  The cash flow from operations was favorably impacted by $1.1 million from a net decrease in our accounts receivable from fiscal year end 2011.  Our accounts receivable decreased from fiscal year end 2011 due primarily to decreased revenues during the three months ended June 30, 2012 as compared to the three months ended September 30, 2011.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as fiscal year end 2011.  The cash flow from operations was also favorably impacted by $1.6 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases, partially offset by timing of increased customer premise equipment purchases.  The cash flow from operations was negatively impacted by $1.3 million from a net decrease in accounts payable due primarily to timing of inventory purchases.

During the nine months ended June 30, 2012, we made principal payments totaling $0.9 million on our two term loans under our Amended and Restated Revolving Credit and Term Loan Agreement with our primary lender.  On March 12, 2012, we paid off the outstanding amount owed of $9.4 million under the second term loan in the Amended and Restated Revolving Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.  Therefore, the remaining debt on our balance sheet is the first term loan with a balance of $1.7 million at June 30, 2012.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

We expect that our cash and cash equivalents of $3.2 million at June 30, 2012 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At June 30, 2012, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at June 30, 2012).  The entire outstanding balance on the revolving credit facility is due on maturity.  We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.2
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.3
Change in Control Agreement dated April 2, 1012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.4
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ David L. Humphrey
Date:  August 7, 2012                                                                  David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  August 7, 2012                                                                  Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.2
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.3
Change in Control Agreement dated April 2, 1012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.4
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

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