Form 10-K
period 2012-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2012-12-11
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2012 was $12,816,612.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,189,120 as of November 30, 2012.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2012

PART   I

Item  1.                 Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the cable television industry, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We conduct our operations through a network of regionally based subsidiaries that focus on servicing customers in different geographic markets.  Our operating subsidiaries include Tulsat Corporation (“Tulsat”), Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba “Tulsat-Nebraska”), ADDvantage Technologies Group of Texas, Inc. (dba “Tulsat Texas”), ADDvantage Technologies Group of Missouri, Inc. (dba “ComTech Services”), NCS Industries, Inc. (“NCS”), and Adams Global Communications, LLC (“AGC”).

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

Most of our subsidiaries operate technical service centers that service/repair most brands of CATV equipment.

Overview of the Industry

We participate in markets for equipment sold primarily to cable operators (called multiple system operators or “MSOs”) and other communication companies.  As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by MSOs in the United States.  Most MSOs offer a “triple-play” bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber.  To offer these expanded services, MSOs have invested significantly over the past several years to convert their systems to digital networks and to upgrade their cable plants to increase the speed of their communication signals.  As a result, many MSOs have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to most of their subscribers through their existing hybrid fiber coaxial infrastructure.

The cable television industry has seen and is continuing to see several changes in recent years.  The industry for the most part transitioned from analog to digital in 2009 and 2010 and upgraded its headend equipment in connection with this transition.  Since the transition to digital, the cable television industry has not made significant plant expansions or additional bandwidth upgrades, and we do not believe this trend will change until internet television (“IPTV”) technology is fully ready to be deployed.  The number of cable operators is also transitioning in that many of the larger MSOs have purchased the smaller operating systems in the United States.  These same MSOs have also reduced the number of headends required for their overall systems.

We believe that we have been able to provide many of the products and services sought by MSOs as they established and expanded their services and territories.  Our Company resells current production CATV equipment in competition with other resellers in the market.  We believe we have differentiated ourselves from the other resellers in the marketplace in the following ways:  1) we stock and resell current production equipment; 2) we stock and resell new equipment that is no longer manufactured (“legacy equipment”); 3) we stock and resell refurbished current production and legacy equipment; 4) we service all of the CATV equipment that we sell; and 5) our experienced sales support staff has the technical know-how to consult with our customers regarding solutions for various products and configurations.

In addition, we continue to expand our relationships with vendors and establish new vendors and product lines for our company.  In 2011, we acquired the net operating assets of Adams Global Communications, LLC.  With this acquisition, we became a reseller of Arris Solutions cable television products in the United States, so we now offer products from the top three vendors, Cisco, Motorola and Arris Solutions, in the cable television industry.  We are a Premier Partner with Cisco and continue to be the leading broadband access network stocking distributor for Motorola.  We have added Triveni Digital test equipment to our product mix, still have our other existing OEM suppliers, including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech and Standard and look to add other OEM suppliers to satisfy our existing customers’ needs.  In 2010, NCS became a Master Distributor for the United States distribution of Fujitsu Frontech North America encoders, decoders and media solutions products and a member of the Fujitsu global channel partner program servicing the United States.  This relationship has allowed us to begin to expand our customer base into the broadcast market segment of the industry.

Recent Business Developments

Business Strategy and Corporate Structure

Given the changes impacting the cable television industry and our Company discussed above, our Board of Directors enacted a strategy to not only try to grow our Company via organic growth but also via acquisitions.  We believe that the current state of the industry may provide opportunities for expansion of our business through acquisitions.  While our past acquisitions have primarily added new suppliers to our core resale business or expanded our existing customer base within our current business, we are currently seeking acquisition opportunities that will enable us to expand the scope of our business within the cable industry about which we believe we have gained substantial expertise through our past operations.  To that end, on April 4, 2012, the Company announced that its Board of Directors had appointed David Humphrey as the Company’s new President and Chief Executive Officer.  Mr. Humphrey has substantial experience in operations to assist in the growth of our existing business as well as in the area of mergers and acquisitions, particularly with companies of the size that we believe would present expansion opportunities for the Company.  Initially, the Company plans to focus on acquisition opportunities within the existing CATV market, but eventually the Company may explore opportunities outside its existing market space.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business are matters posing some risk to any company and about which we can give no assurance.

As part of this executive transition plan, Ken Chymiak, who had been President and Chief Executive Officer of the Company since September 1999, was appointed as Chairman of ADDvantage’s Board of Directors and will continue to focus on the Company’s ongoing business strategy in that role.  Also, David Chymiak, who had been Chairman since September 1999, will remain on the Company’s Board of Directors and has been appointed as Chief Technology Officer of ADDvantage.  In this role, David Chymiak will focus on supporting the product lines the Company currently offers and expanding its product offerings in the cable television industry as well as other markets.  David Chymiak will also continue his current responsibilities of leading Tulsat.

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

Customer Premise Equipment – Digital converters and modems are boxes placed inside the home that receive, record and transmit video, data and telephony signals.  Among the products we offer in this category are remanufactured Cisco, Motorola and Arris digital converter boxes and modems.

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

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2012	2011	2010
United States	$29,520,146	$33,599,080	$40,523,492
Canada, Central America, Mexico, South America and Other	5,696,257	4,480,450	6,782,638

	$35,216,403	$38,079,530	$47,306,130

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2012, sales of new products represented 59% of our total revenues and refurbished product sales represented 28%.  Repair and other services contributed the remaining 13% of revenues.

We market and sell our products to franchise and private MSOs, telephone companies, system contractors and other resellers.  Our sales and marketing are predominantly performed by the internal sales and customer service staff of our subsidiaries.  We also have outside sales representatives located in various geographic areas.  The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, trade shows, advertising in trade journals, telemarketing and direct mail to our customer base in the United States.  We have developed contacts with MSOs in the United States, and we are constantly in touch with these operators regarding their plans for upgrading or expansion as well as their needs to either purchase or sell equipment.

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

We continue to add products and services to maintain and expand our current customer base in North America, Central and South America, Asia and other international markets.  We believe there is growth potential for sales of new and legacy products in the international market as some operators choose to upgrade to new larger bandwidth platforms, while other customers, specifically in developing markets, desire less expensive legacy new and refurbished products.   Even though the terms of our Cisco agreement restrict our activities with respect to reselling Cisco products in international markets, we still can sell our other brands we carry and our refurbished equipment as well. We extend credit on a limited basis to international customers that purchase products on a regular basis and make timely payments.  However, for most international sales we require prepayment of sales or letters of credit confirmed by United States banks prior to shipment of products.

Suppliers

In 2012, we purchased approximately 24% of our total inventory purchases either directly from Cisco or indirectly through its primary stocking distributor and approximately 18% of our total inventory purchases directly from Motorola.  In addition to purchasing inventory from OEMs, we also purchase used or surplus-new inventory from MSOs who have upgraded or are in the process of upgrading their systems.

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

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a relatively large inventory due to our on hand-on demand business model for both new and used inventory.  We have typically utilized excess cash flows to reinvest in new inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  However, over the last two years, due to the continued economic downturn, we have continued to reduce our overall inventory levels, which helped in generating additional cash flows of $2.5 million and $1.9 million in 2012 and 2011, respectively.  Our working capital requirements are generally met by cash flow from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of approximately 950 active accounts.  Sales to our largest customer accounted for approximately 4% of our revenues in fiscal year 2012.  Approximately 18% and 22% of our revenues for fiscal years 2012 and 2011, respectively, were derived from sales of products and services to our five largest customers.  There are approximately 1,100 cable television operating companies operating approximately 6,600 cable television headends within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2012, we had 123 employees, including 122 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

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

Tulsat leased warehouse space of approximately 56,000 square feet from an entity that is controlled by David E. Chymiak and Kenneth A. Chymiak.  This warehouse space was leased on a month-to-month basis with a monthly payment of $7,500.  This lease was terminated on September 30, 2012.

•	Deshler, Nebraska – Tulsat-Nebraska owns a facility consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  NCS also leases property of approximately 2,000 square feet, with monthly rental payments of $1,364 through December 31, 2012.  NCS also rents on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

•
Sedalia, Missouri – ComTech Services owns land and an office, warehouse and service center of approximately 24,300 square feet.  In 2007, ComTech Services also constructed an 18,000 square foot warehouse facility on the back of its existing property in Sedalia, MO with an investment of $0.4 million.

•	New Boston, Texas – Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwannee, Georgia – Tulsat-Atlanta rents on a month-to-month basis an office and service center of approximately 5,000 square feet, with monthly rental payments of $3,360.

•	Lenexa, Kansas – ADDvantage Technologies Group purchased, in July 2011, land, an office and a warehouse of approximately 26,400 square feet to be used by AGC, with an investment of $1.5 million.

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

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2012	High	Low

First Quarter	$2.25	$1.90
Second Quarter	$2.55	$2.04
Third Quarter	$2.53	$1.91
Fourth Quarter	$2.36	$1.90

Year Ended September 30, 2011	High	Low

First Quarter	$3.90	$2.85
Second Quarter	$3.25	$2.61
Third Quarter	$3.19	$2.40
Fourth Quarter	$2.67	$2.02

Holders

At November 30, 2012, we had approximately 70 shareholders of record and, based on information received from brokers, there were approximately 1,700 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2012:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	370,000	$2.83	306,956
Equity compensation plans not approved by security holders	0	0	0
Total	370,000	$2.83	306,956

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fiscal Year Ended September 30,
	2012	2011	2010	2009	2008

Net sales and service income	$35,216	$38,080	$47,306	$42,244	$56,449

Income from operations	$3,130	$4,925	$7,554	$5,768	$8,452

Net income applicable to common shareholders	$1,250	$2,536	$4,186	$3,019	$4,534

Earnings per share
Basic	$0.12	$0.25	$0.41	$0.30	$0.44
Diluted	$0.12	$0.25	$0.41	$0.30	$0.44

Total assets	$42,033	$52,888	$52,260	$49,433	$51,800

Long-term obligations inclusive
of current maturities	$1,687	$12,058	$13,872	$15,857	$20,510

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

Recent Business Developments

Business Strategy and Corporate Structure

Given the changes impacting the cable television industry and our Company discussed above, our Board of Directors enacted a strategy to not only try to grow our Company via organic growth but also via acquisitions.  We believe that the current state of the industry may provide opportunities for expansion of our business through acquisitions.  While our past acquisitions have primarily added new suppliers to our core resale business or expanded our existing customer base within our current business, we are currently seeking acquisition opportunities that will enable us to expand the scope of our business within the cable industry about which we believe we have gained substantial expertise through our past operations.  To that end, on April 4, 2012, the Company announced that its Board of Directors had appointed David Humphrey as the Company’s new President and Chief Executive Officer.  Mr. Humphrey has substantial experience in operations to assist in the growth of our existing business as well as in the area of mergers and acquisitions, particularly with companies of the size that we believe would present expansion opportunities for the Company.  Initially, the Company plans to focus on acquisition opportunities within the existing CATV market, but eventually the Company may explore opportunities outside its existing market space.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business are matters posing some risk to any company and about which we can give no assurance.

As part of this executive transition plan, Ken Chymiak, who had been President and Chief Executive Officer of the Company since September 1999, was appointed as Chairman of ADDvantage’s Board of Directors and will continue to focus on the Company’s ongoing business strategy in that role.  Also, David Chymiak, who had been Chairman since September 1999, will remain on the Company’s Board of Directors and has been appointed as Chief Technology Officer of ADDvantage.  In this role, David Chymiak will focus on supporting the product lines the Company currently offers and expanding its product offerings in the cable television industry as well as other markets.  David Chymiak will also continue his current responsibilities of leading Tulsat.

Results of Operations

Year Ended September 30, 2012, compared to Year Ended September 30, 2011 (all references are to fiscal years)

Total Net Sales.  Total net sales decreased $2.9 million, or 8%, to $35.2 million for 2012 from $38.1 million for 2011.  New equipment sales decreased $4.7 million, or 19%, to $20.7 million for 2012 from $25.5 million for 2011.  The decrease in new equipment sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry, partially offset by $2.0 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $2.4 million, or 32%, to $9.8 million for 2012 from $7.4 million for the same period last year.  The increase in refurbished equipment sales was primarily due to revenues from Adams Global Communications.  Net repair service revenues decreased $0.5 million, or 10%, to $4.7 million for 2012 from $5.2 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $1.7 million, or 6%, to $24.9 million for 2012 from $26.5 million for 2011.  The decrease in cost of sales was primarily due to lower overall net sales.  Cost of sales was also impacted by an increase in the provision for excess and obsolete inventory of $0.2 million to $0.6 million for 2012 from $0.4 million for 2011.  Cost of sales as a percent of revenue was 71% for 2012 and 70% for the same period last year.  The increase in cost of sales as percent of revenue was due primarily to increased sales from Adams Global Communications of customer premise equipment, which typically yields a lower margin than most of our other product lines.

Gross Profit.  Gross profit decreased $1.2 million, or 10%, to $10.4 million for 2012 from $11.6 million for 2011.  The decrease in gross profit was primarily due to the overall decline in net sales and reduced margins resulting from increased sales of customer premise equipment as discussed above.  Gross profit margins were 29% for 2012 as compared to 30% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.6 million, or 9%, to $7.2 million for 2012 compared to $6.6 million for 2011.  The increase was due primarily to increased personnel costs of $0.5 million resulting primarily from the acquisition of Adams Global Communications.

Income from Operations.  Income from operations decreased $1.8 million, or 36%, to $3.1 million for 2012 from $4.9 million for 2011 for the reasons described above.

Interest Expense.  Interest expense increased $0.4 million to $1.1 million for 2012 from $0.7 million for the same period last year.  The increase was due primarily to the $0.8 million payment made in order to terminate the interest rate swap agreement in March 2012 in connection with paying off the associated term loan, partially offset by lower interest expense of $0.4 million for 2012 as a result of paying off the term loan and terminating the interest rate swap agreement.  The interest rate swap agreement termination payment was recorded as interest expense.

Income Taxes.  The provision for income taxes decreased by $0.9 million to $0.8 million, or an effective rate of 38.0%, for 2012 from $1.7 million, or an effective rate of 40.0%, for the same period last year.

Year Ended September 30, 2011, compared to Year Ended September 30, 2010

Total Net Sales.  Total net sales declined $9.2 million, or 20%, to $38.1 million for 2011 from $47.3 million for 2010.  Equipment sales were negatively impacted by several factors including the continued economic downturn in the cable television industry as the MSO customers continue to conserve cash and limit capital expenditures and the negative impact of the Cisco agreement entered into in December 2010 as well as severe weather conditions in the second fiscal quarter of 2011.  Among other things, the Cisco agreement no longer allows Tulsat to sell current production Cisco products to (1) Latin America, which contributed to our $2.3 million decrease in foreign sales for fiscal year 2011 as compared to fiscal year 2010, and (2) other resellers or brokers, which was a significant part of Tulsat’s business, although Tulsat is able to utilize its existing inventory to sell to certain resellers and brokers.  New equipment sales decreased $6.6 million, or 21%, to $25.5 million for 2011 from $32.1 million for 2010.  Net refurbished sales decreased $2.0 million, or 21%, to $7.4 million for 2011 from $9.4 million for the same period last year.  The decrease in refurbished equipment sales was primarily due to a decrease in sales of digital converter boxes of $1.3 million and the factors discussed above.  The decrease in sales of digital converter boxes is primarily due to lower demand in the market and market price erosion, partially offset by sales volume resulting from the acquisition of Adams Global Communications.  Net repair service revenues decreased $0.6 million, or 10%, to $5.2 million for 2011 from $5.8 million for 2010.  The repair service revenue decline for 2011 was primarily attributable to the closure of our Tulsat-West facility in the fiscal first quarter of 2011.

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

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million, or 4%, to $6.6 million for 2011 compared to $6.9 million for 2010.  The decrease was due primarily to reduced costs of $0.3 million resulting from the closure of the Tulsat-West facility in the first quarter of fiscal 2011, reduced bonus expenses of $0.1 million and reduced credit card and banking expenses of $0.1 million.  These decreases were partially offset by increased operating costs of $0.4 million resulting from the acquisition of Adams Global Communications in the third quarter of fiscal 2011.

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During 2012, we generated $4.9 million of cash flow from operations.  The cash flow from operations was favorably impacted by $1.2 million from a net decrease in our accounts receivable from 2011.  Our accounts receivable decreased from 2011 due primarily to decreased revenues during the fourth quarter of 2012 as compared to the fourth quarter of 2011.  We have not experienced a significant deterioration in collections of accounts receivable, so we have maintained our reserve for doubtful accounts at the same level as 2011.  The cash flow from operations was also favorably impacted by $2.5 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases, partially offset by timing of increased customer premise equipment purchases.  Additionally, the cash flow from operations was negatively impacted by $1.2 million from a net decrease in accounts payable due primarily to decreased inventory purchases and timing of inventory purchases.

During 2012, we made principal payments totaling $1.0 million on our two term loans under our Amended and Restated Revolving Credit and Term Loan Agreement with our primary lender.  On March 12, 2012, we paid off the outstanding amount owed of $9.4 million under the second term loan in the Amended and Restated Revolving Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.  Therefore, the remaining debt on our balance sheet is the first term loan with a balance of $1.7 million at September 30, 2012.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

We expect that our cash and cash equivalents of $5.2 million at September 30, 2012 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At September 30, 2012, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at September 30, 2012).  The entire outstanding balance on the revolving credit facility is due on maturity.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Subsequent to September 30, 2012, the Company signed the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 30, 2012.  Among other things, this amendment extended the Line of Credit maturity to November 30, 2013.  In addition, this amendment removed the payment of dividends restriction.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2012 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At September 30, 2012, we had total inventory of $23.7 million, consisting of $17.3 million in new products and $6.4 million in used or refurbished products against which we have a reserve of $1.0 million for excess and obsolete inventory, leaving us a net inventory of $22.7 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  During 2012, we increased our reserve for excess and obsolete inventory by approximately $0.6 million and wrote down the carrying value of certain inventory items by approximately $1.1 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at September 30, 2012 and September 30, 2011.   At September 30, 2012, accounts receivable, net of allowance for doubtful accounts, was $3.1 million.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this update to FASB ASC 350-20-35 did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.
We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2012.  Our audits of the consolidated financial statements also included the financial statement schedules of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles in the United States of America.  Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 11, 2012
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$5,191,514	$10,943,654
Accounts receivable, net of allowance of $300,000	3,050,796	4,244,049
Income tax refund receivable	409,386	349,745
Inventories, net of allowance for excess and obsolete
inventory of $1,000,000 and $1,556,000, respectively	22,666,385	25,777,747
Prepaid expenses	129,357	177,486
Deferred income taxes	920,000	1,059,000
Total current assets	32,367,438	42,551,681

Property and equipment, at cost:
Land and buildings	8,794,272	8,683,679
Machinery and equipment	2,953,949	2,856,615
Leasehold improvements	9,633	205,797
Total property and equipment, at cost	11,757,854	11,746,091
Less accumulated depreciation and amortization	(3,666,327)	(3,392,329)
Net property and equipment	8,091,527	8,353,762

Other assets:
Deferred income taxes	–	403,000
Goodwill	1,560,183	1,560,183
Other assets	13,778	19,245
Total other assets	1,573,961	1,982,428

Total assets	$42,032,926	$52,887,871

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,437,492	$2,675,907
Accrued expenses	1,030,174	1,240,224
Notes payable – current portion	184,008	1,814,008
Total current liabilities	2,651,674	5,730,139

Notes payable, less current portion	1,502,612	10,244,120
Deferred income taxes	62,000	–
Other liabilities	–	957,258

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,465,323 and 10,431,354 shares issued, respectively; 10,189,120 and 10,207,390 shares outstanding, respectively	104,653	104,314
Paid in capital	(5,748,503)	(5,884,521)
Retained earnings	43,980,590	42,730,098
Accumulated other comprehensive loss:
Unrealized loss on interest rate swap, net of tax	–	(587,258)
Total shareholders’ equity before treasury stock	38,336,740	36,362,633

Less: Treasury stock, 276,203 and 223,964 shares, respectively, at cost	(520,100)	(406,279)
Total shareholders’ equity	37,816,640	35,956,354

Total liabilities and shareholders’ equity	$42,032,926	$52,887,871

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2012	2011	2010
Sales:
Net new sales income	$20,743,264	$25,467,734	$32,108,559
Net refurbished sales income	9,814,763	7,430,603	9,444,802
Net service income	4,658,376	5,181,193	5,752,769
Total net sales	35,216,403	38,079,530	47,306,130
Cost of sales	24,854,960	26,528,682	32,850,524
Gross profit	10,361,443	11,550,848	14,455,606
Operating, selling, general and administrative expenses	7,231,097	6,625,907	6,901,946
Income from operations	3,130,346	4,924,941	7,553,660
Interest expense	1,113,854	696,634	801,211
Income before income taxes	2,016,492	4,228,307	6,752,449
Provision for income taxes	766,000	1,692,000	2,566,000
Net income attributable to common shareholders	1,250,492	2,536,307	4,186,449

Other comprehensive loss:
Unrealized gain (loss) on interest rate swap, net of $370,000, $106,000 and $(72,000) tax provision (benefit), respectively	587,258	189,425	(130,998)

Comprehensive income	$1,837,750	$2,725,732	$4,055,451

Earnings per share:
Basic	$0.12	$0.25	$0.41
Diluted	$0.12	$0.25	$0.41
Shares used in per share calculation:
Basic	10,196,241	10,175,213	10,132,658
Diluted	10,197,496	10,178,763	10,136,610

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2012, 2011 and 2010

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2009	10,340,784	$103,408	$(6,151,530)	$36,007,342	$(645,685)	$(406,279)	$28,907,256

Net income	–	–	–	4,186,449	–	–	4,186,449
Stock issuance	27,150	271	59,729	–	–	–	60,000
Net unrealized loss on interest swap	–	–	–	–	(130,998)	–	(130,998)
Share based compensation expense	–	–	20,815	–	–	–	20,815

Balance, September 30, 2010	10,367,934	$103,679	$(6,070,986)	$40,193,791	$(776,683)	$(406,279)	$33,043,522

Net income	–	–	–	2,536,307	–	–	2,536,307
Stock issuance	58,920	590	169,410	–	–	–	170,000
Stock options exercised	4,500	45	6,706	–	–	–	6,751
Net unrealized gain on interest swap	–	–	–	–	189,425	–	189,425
Share based compensation expense	–	–	10,349	–	–	–	10,349

Balance, September 30, 2011	10,431,354	$104,314	$(5,884,521)	$42,730,098	$(587,258)	$(406,279)	$35,956,354

Net income	–	–	–	1,250,492	–	–	1,250,492
Stock issuance	31,969	320	69,680	–	–	–	70,000
Stock options exercised	2,000	20	1,600	–	–	–	1,620
Net unrealized gain on interest swap	–	–	–	–	587,258	–	587,258
Share based compensation expense	–	–	64,738	–	–	–	64,738
Purchase of common stock	–	–	–	–	–	(113,821)	(113,821)

Balance, September 30, 2012	10,465,323	$104,653	$(5,748,503)	$43,980,590	$–	$(520,100)	$37,816,640

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2012	2011	2010
Operating Activities
Net income	$1,250,492	$2,536,307	$4,186,449
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	356,091	370,965	398,778
Provision for losses on accounts receivable	–	–	26,162
Provision for excess and obsolete inventories	580,587	407,303	805,684
(Gain) loss on disposal of property and equipment	114,071	(1,350)	7,704
Deferred income tax provision (benefit)	234,000	533,000	(3,000)
Share based compensation expense	201,404	109,516	84,984
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	1,193,253	892,459	(732,759)
Income tax refund receivable	(59,641)	(146,340)	(114,994)
Inventories	2,530,775	1,896,005	4,950,218
Prepaid expenses	(18,538)	(52,451)	14,856
Other assets	5,467	74,825	693
Accounts payable	(1,238,415)	(403,790)	228,355
Accrued expenses	(210,050)	(199,782)	244,592
Net cash provided by operating activities	4,939,496	6,016,667	10,097,722

Investing Activities
Acquisition of net operating assets, net of cash acquired	–	(549,785)	–
Additions to machinery and equipment	(97,333)	(23,132)	(77,078)
Additions of land and buildings	(110,594)	(1,475,000)	(19,743)
Disposals of machinery and equipment	–	43,011	22,750
Net cash used in investing activities	(207,927)	(2,004,906)	(74,071)

Financing Activities
Payments on notes payable	(10,371,508)	(1,814,008)	(1,984,504)
Purchase of treasury stock	(113,821)	–	–
Proceeds from stock options exercised	1,620	6,750	–
Net cash used in financing activities	(10,483,709)	(1,807,258)	(1,984,504)

Net increase (decrease) in cash and cash equivalents	(5,752,140)	2,204,503	8,039,147
Cash and cash equivalents at beginning of year	$10,943,654	8,739,151	700,004
Cash and cash equivalents at end of year	$5,191,514	$10,943,654	$8,739,151

Supplemental cash flow information:
Cash paid for interest	$1,164,522	$704,878	$814,332
Cash paid for income taxes	$622,210	$1,344,399	$2,767,180

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

Summary of Significant Accounting Policies

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries:  Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Adams Global Communications, LLC.   All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and is aggregated for segment reporting purposes.

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

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation and amortization expense was $0.4 million for each of the years ended September 30, 2012, 2011 and 2010, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. Goodwill is evaluated at least annually for impairment by first comparing our estimate of the fair value of the reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess. Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  At September 30, 2012 and 2011, the fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

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

Derivatives

FASB ASC 815, Derivatives and Hedging, requires that all derivatives, whether designated in hedging relationships or not, be recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).  The Company's objective of holding derivatives was to minimize the risk of interest rate fluctuation.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in Net New Sales Income, Net Refurbished Sales Income and Net Service Income in the accompanying Consolidated Statements of Income and Comprehensive Income.  Actual costs for shipping and handling of these sales are included in Cost of Sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.2 million for each of the years ended September 30, 2012, 2011 and 2010, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2012, 2011 or 2010 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based customers) were approximately $5.7 million, $4.5 million and $6.8 million for the years ended September 30, 2012, 2011 and 2010, respectively.  In 2012, the Company purchased approximately 24% of its inventory either directly from Cisco or indirectly through their primary stocking distributor and approximately 18% of its inventory from Motorola.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.

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

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this update to FASB ASC 350-20-35 did not have a material impact on our financial statements.

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

Note 3 – Inventories

Inventories at September 30, 2012 and 2011 are as follows:

	2012	2011
New	$17,283,788	$19,970,510
Refurbished	6,382,597	7,363,237
Allowance for excess and obsolete inventory	(1,000,000)	(1,556,000)

	$22,666,385	$25,777,747

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

The Company regularly reviews inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the fiscal years ended September 30, 2012, 2011 and 2010, increasing the cost of sales by approximately $0.6 million, $0.4 million and $0.8 million, respectively.

Note 4 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2012, 2011 and 2010 consists of:

	2012	2011	2010
Current	$532,000	$1,159,000	$2,569,000
Deferred	234,000	533,000	(3,000)

	$766,000	$1,692,000	$2,566,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2012, 2011 and 2010:

	2012	2011	2010
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	3.5%	4.6%	4.0%
Charges without tax benefit	1.4%	0.7%	0.5%
Tax credits and other exclusions	(0.9%)	0.7%	(0.5%)

Company’s effective tax rate	38.0%	40.0%	38.0%

The tax effects of temporary differences related to deferred taxes at September 30, 2012 and 2011 consist of the following:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$500,000	$624,000
Accounts receivable	115,000	116,000
Inventory	639,000	755,000
Interest rate swap	–	370,000
Other, net	196,000	192,000
	1,450,000	2,057,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	592,000	595,000

Net deferred tax asset	$858,000	$1,462,000

The above net deferred tax asset is presented in the Company’s Consolidated Balance Sheets at September 30, 2012 and 2011 as follows:

	2012	2011
Deferred tax asset – current	$920,000	$1,059,000
Deferred tax asset (liability) – noncurrent	(62,000)	403,000

	$858,000	$1,462,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $1.4 million at September 30, 2012, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2019 and 2020.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2009.

Note 5 – Accrued Expenses

Accrued expenses at September 30, 2012 and 2011 are as follows:

	2012	2011
Employee costs	$823,978	$905,536
Taxes other than income tax	176,296	219,662
Interest	1,153	51,821
Other, net	28,747	63,205

	$1,030,174	$1,240,224

Note 6 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”), which includes two separate term loans, which are also collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  The first term loan has an outstanding balance of $1.7 million at September 30, 2012 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.63% at September 30, 2012) and is reset monthly.

On March 12, 2012, the Company paid off the outstanding amount owed of $9.4 million under the second term loan under the Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.

The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2013	$184,008
2014	184,008
2015	184,008
2016	184,008
2017	184,008
Thereafter	766,580

Total	$1,686,620

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2012, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.98% at September 30, 2012), and the interest rate is reset monthly.    Any outstanding balance under the Line of Credit is due on November 30, 2012.  Borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term note balances identified in the Credit and Term Loan Agreement and less the fair value of the interest rate swap agreement in excess of $900,000.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at September 30, 2012.  Since one term loan was paid off and the interest rate swap was terminated in March 2012, the Line of Credit borrowing base is no longer limited by these items.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly, and restricts the payment of dividends to no more than 50% of the Company’s net income.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Subsequent to September 30, 2012, the Company signed the Second Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 30, 2012.  Among other things, this amendment extended the Line of Credit maturity to November 30, 2013.  In addition, this amendment removed the payment of dividends restriction.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 7 – Derivative Financial Instruments

On November 27, 2007, the Company entered into an interest rate swap agreement on the $16.3 million term loan in order to avoid the risks associated with fluctuating interest rates on this term loan and to eliminate the variability in the cash outflow for interest payments.  On March 12, 2012, the Company terminated the interest rate swap agreement for $0.8 million in connection with paying off the associated term loan as discussed above.  The termination payment was recorded as interest expense.

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

At September 30, 2012, 1,024,656 million shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 306,956 shares were available for future grants.

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

A summary of the status of the Company's stock options at September 30, 2012 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2011	122,000	$3.57
Granted	250,000	$2.45
Exercised	(2,000)	$0.81	$2,640
Expired	–	$–
Forfeited	–	$–
Outstanding at September 30, 2012	370,000	$2.83	$1,100
Exercisable at September 30, 2012	120,000	$3.62	$1,100

The total intrinsic value of options exercised was $2,640, $5,670 and $0 for the years ended September 30, 2012, 2011 and 2010, respectively.

Information about the Company’s outstanding and exercisable stock options at September 30, 2012 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$2.450	250,000	–	9.5 years
$3.001	70,000	70,000	5.9 years
$3.450	15,000	15,000	4.4 years
$5.780	15,000	15,000	3.4 years
$4.620	15,000	15,000	2.4 years
$4.400	3,000	3,000	1.4 years
$1.650	2,000	2,000	0.4 years
	370,000	120,000

In the third quarter of fiscal year 2012, the Company granted nonqualifed stock options to executives of the Company totaling 250,000 shares.  No nonqualified stock options were granted in fiscal year 2011 or 2010. The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal year 2012 stock option grants are as follows:

2012
Estimated fair value of options at grant date	$267,925
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	41%
Average risk-free interest rate	2.99%
Average expected dividends yield	–

Compensation expense related to stock options recorded for the years ended September 30, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Fiscal year 2008 grant	$3,562	$10,349	$20,815
Fiscal year 2012 grant	61,176	–	–

Total compensation expense	$64,738	$10,349	$20,815

The Company records compensation expense over the vesting term of the related options.  At September 30, 2012, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $206,749.

Restricted stock

The Company granted restricted stock in March 2012 and 2010 to its Board of Directors totaling 31,969 shares and 27,150 shares, respectively, and in March and May 2011 to its Board of Directors and certain employees totaling 58,920 shares. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $70,000, $170,000 and $60,000 for the 2012, 2011 and 2010 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.  Compensation expense related to restricted stock recorded for the years ended September 30, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Fiscal year 2009 grant	$–	$–	$29,169
Fiscal year 2010 grant	–	25,000	35,000
Fiscal year 2011 grant	95,833	74,167	–
Fiscal year 2012 grant	40,833	–	–

	$136,666	$99,167	$64,169

Note 9 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.2 million for each of the years ended September 30, 2012, 2011 and 2010.

Note 10 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2012, 2011 and 2010 are:

	2012	2011	2010
Net income attributable to common shareholders	$1,250,492	$2,536,307	$4,186,449
Basic weighted average shares	10,196,241	10,175,213	10,132,658
Effect of dilutive securities:
Stock options	1,255	3,550	3,952
Diluted weighted average shares	10,197,496	10,178,763	10,136,610

Earnings per common share:
Basic	$0.12	$0.25	$0.41
Diluted	$0.12	$0.25	$0.41

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year.

	2012	2011	2010
Stock options excluded	368,000	118,000	118,000
Weighted average exercise price of
stock options	$2.84	$3.65	$3.60
Average market price of common stock	$2.22	$2.73	$2.49

Note 11 – Related Parties

The Company leased on a month-to-month basis one warehouse in Oklahoma from a company owned by David E. Chymiak and Kenneth A. Chymiak.  The total payments made on the lease to this company were $0.1 million for each of the years ended September 30, 2012, 2011 and 2010.  This lease was terminated on September 30, 2012.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2012.

Note 12 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Oklahoma, Georgia, Kansas, North Carolina and Pennsylvania.   The Oklahoma facility is a 56,000 square foot warehouse and was rented on a month-to-month basis from an entity that is controlled by David E. Chymiak and Kenneth A. Chymiak.  This lease was terminated on September 30, 2012.  The terms on its other operating leases in Georgia, Kansas, North Carolina and Pennsylvania vary but all mature in less than one year and contain renewal options or are rented on a month-to-month basis.

Rental payments associated with leased properties totaled approximately $0.2 million for each of the years ended September 30, 2012, 2011 and 2010, respectively.  The Company’s minimum annual future obligations as of September 30, 2012 under all existing operating leases are $4,000 for fiscal year 2013.  The Company has no further minimum annual future obligations as all of its existing operating leases expire in fiscal year 2013.

Note 13 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2012, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2012
Net sales and service income	$9,004,395	$9,230,956	$8,498,773	$8,482,279
Gross profit	$2,739,021	$2,527,319	$2,587,836	$2,507,267
Net income (loss)	$446,780	$(76,279)	$459,298	$420,693
Basic earnings (loss) per common share	$0.04	$(0.01)	$0.05	$0.04
Diluted earnings (loss) per common share	$0.04	$(0.01)	$0.05	$0.04
Fiscal year ended 2011
Net sales and service income	$9,229,446	$8,896,705	$8,695,205	$11,258,174
Gross profit	$2,879,565	$2,684,710	$2,567,397	$3,419,176
Net income	$740,635	$598,706	$467,577	$729,389
Basic earnings per common share	$0.07	$0.06	$0.05	$0.07
Diluted earnings per common share	$0.07	$0.06	$0.05	$0.07
Fiscal year ended 2010
Net sales and service income	$10,219,221	$12,055,521	$13,297,449	$11,733,939
Gross profit	$3,330,340	$3,619,796	$4,207,974	$3,297,496
Net income	$859,639	$1,081,845	$1,396,234	$848,731
Basic earnings per common share	$0.08	$0.11	$0.14	$0.08
Diluted earnings per common share	$0.08	$0.11	$0.14	$0.08

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of September 30, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2012, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2012 and 2011, and for the three years in the period ended September 30, 2012, 2011 and 2010.

Consolidated Balance Sheets as of September 30, 2012 and 2011.

Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 2012, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2012, 2011 and 2010 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Write offs	Recoveries	of Year
Year Ended September 30, 2012
Allowance for Doubtful Accounts	$300,000	–	(2,404)	2,404	$300,000
Allowance for Excess and Obsolete Inventory	$1,556,000	580,587	(1,136,587)	–	$1,000,000

Year Ended September 30, 2011
Allowance for Doubtful Accounts	$300,000	3,453	(3,453)	–	$300,000
Allowance for Excess and Obsolete Inventory	$2,545,000	415,808	(1,404,808)	–	$1,556,000

Year Ended September 30, 2010
Allowance for Doubtful Accounts	$300,000	26,162	(26,162)	–	$300,000
Allowance for Excess and Obsolete Inventory	$2,196,000	804,565	(455,565)	–	$2,545,000

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

10.6
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011.

10.7
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.8
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.9
Change in Control Agreement dated April 2, 1012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.10
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.11	Amendment Two to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2012.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 11, 2012         By:   /s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 11, 2012                                                 /s/ Kenneth A. Chymiak
                        Kenneth A. Chymiak, Chairman of the Board of Directors

Date:     December 11, 2012                                                 /s/ Scott A. Francis
                    Scott A. Francis, Chief Financial Officer (Principal Financial
Officer) and Director

Date:     December 11, 2012                                                 /s/ David E. Chymiak
                    David E. Chymiak, Chief Technology Officer and Director

Date:     December 11, 2012                                                 /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 11, 2012                                                 /s/ Paul F. Largess
                    Paul F. Largess, Director

Date:     December 11, 2012                                                 /s/ James C. McGill
                    James C. McGill, Director

Date:     December 11, 2012                                                 /s/ Stephen J. Tyde
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

10.6
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011.

10.7
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.8
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.9
Change in Control Agreement dated April 2, 1012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.10
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

10.11	Amendment Two to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2012.

21.1	Listing of the Company’s subsidiaries.

23.1	Consent of HoganTaylor LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.