Form 10-Q
period 2012-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2013-02-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2012

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2013 were 10,048,094.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2012

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	December 31, 2012 (unaudited) and September 30, 2012 (audited)

	Consolidated Statements of Income and Comprehensive Income (unaudited)	4
	Three Months Ended December 31, 2012 and 2011

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2012 and 2011

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	12

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (unaudited)	September 30, 2012 (audited)
Assets
Current assets:
Cash and cash equivalents	$7,346,004	$5,191,514
Accounts receivable, net of allowance of $300,000	3,170,332	3,050,796
Income tax refund receivable	–	409,386
Inventories, net of allowance for excess and obsolete inventory of $1,160,000 and $1,000,000, respectively	21,632,454	22,666,385
Prepaid expenses	83,055	129,357
Deferred income taxes	959,000	920,000
Total current assets	33,190,845	32,367,438

Property and equipment, at cost:
Land and buildings	8,794,272	8,794,272
Machinery and equipment	2,946,449	2,953,949
Leasehold improvements	9,633	9,633
Total property and equipment, at cost	11,750,354	11,757,854
Less accumulated depreciation and amortization	(3,737,550)	(3,666,327)
Net property and equipment	8,012,804	8,091,527

Other assets:
Goodwill	1,560,183	1,560,183
Other assets	11,428	13,778
Total other assets	1,571,611	1,573,961

Total assets	$42,775,260	$42,032,926

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (unaudited)	September 30, 2012 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,699,041	$1,437,492
Accrued expenses	681,446	1,030,174
Income tax payable	107,918	–
Notes payable – current portion	184,008	184,008
Total current liabilities	2,672,413	2,651,674

Notes payable, less current portion	1,456,610	1,502,612
Deferred income taxes	77,000	62,000

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,465,323 shares issued; 10,154,926 and 10,189,120 shares outstanding, respectively	104,653	104,653
Paid in capital	(5,724,610)	(5,748,503)
Retained earnings	44,778,007	43,980,590
Total shareholders’ equity before treasury stock	39,158,050	38,336,740

Less: Treasury stock, 310,397 and 276,203 shares, at cost, respectively	(588,813)	(520,100)
Total shareholders’ equity	38,569,237	37,816,640

Total liabilities and shareholders’ equity	$42,775,260	$42,032,926

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Sales:
Net new sales income	$5,598,898	$5,307,461
Net refurbished sales income	3,013,217	2,588,717
Net service income	1,004,083	1,108,217
Total net sales	9,616,198	9,004,395
Cost of sales	6,470,370	6,265,374
Gross profit	3,145,828	2,739,021
Operating, selling, general and administrative expenses	1,853,530	1,846,615
Income from operations	1,292,298	892,406
Interest expense	6,881	158,626
Income before provision for income taxes	1,285,417	733,780
Provision for income taxes	488,000	287,000
Net income attributable to common shareholders	797,417	446,780

Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	–	54,369

Comprehensive income	$797,417	$501,149

Earnings per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Shares used in per share calculation:
Basic	10,185,026	10,207,390
Diluted	10,185,398	10,209,036

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
Operating Activities
Net income	$797,417	$446,780
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	78,723	88,130
Provision for losses on accounts receivable	–	180
Provision for excess and obsolete inventories	160,000	102,000
Deferred income tax benefit	(24,000)	(6,000)
Share based compensation expense	41,392	891
Changes in assets and liabilities:
Accounts receivable	(119,536)	1,127,382
Income tax refund receivable	409,386	247,348
Inventories	873,931	1,600,755
Prepaid expenses	28,803	75,631
Other assets	2,350	(1)
Accounts payable	261,549	(1,298,756)
Income tax payable	107,918	–
Accrued expenses	(348,728)	(550,877)
Net cash provided by operating activities	2,269,205	1,833,463

Investing Activities
Additions to machinery and equipment	–	(60,633)
Addition of land and buildings	–	(24,373)
Net cash used in investing activities	–	(85,006)

Financing Activities
Payments on notes payable	(46,002)	(453,502)
Purchases of treasury stock	(68,713)	–
Net cash used in financing activities	(114,715)	(453,502)

Net increase in cash and cash equivalents	2,154,490	1,294,955
Cash and cash equivalents at beginning of period	5,191,514	10,943,654
Cash and cash equivalents at end of period	$7,346,004	$12,238,609

Supplemental cash flow information:
Cash paid for interest	$6,847	$159,902
Cash paid for income taxes	$–	$51,000

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$–	$99,369
Deferred tax provision	–	(45,000)
Unrealized gain on interest rate swap, net of tax	$–	$54,369

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The consolidated financial statements as of September 30, 2012 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Description of business

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Adams Global Communications, LLC (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Basic and diluted earnings per share for the three months ended December 31, 2012 and 2011 are:

	Three Months Ended December 31,
	2012	2011
Net income attributable to common shareholders	$797,417	$446,780

Basic weighted average shares	10,185,026	10,207,390
Effect of dilutive securities:
Stock options	372	1,646
Diluted weighted average shares	10,185,398	10,209,036

Earnings per common share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04

Note 3 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  The only outstanding term loan under the Credit and Term Loan Agreement has an outstanding balance of $1.6 million at December 31, 2012 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.61% at December 31, 2012) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At December 31, 2012, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.96% at December 31, 2012), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 30, 2013.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at December 31, 2012.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Stock Option Plans

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

At December 31, 2012, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 306,956 shares were available for future grants.

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

A summary of the status of the Company's stock options at December 31, 2012 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2012	370,000	$2.83
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2012	370,000	$2.83

Exercisable at December 31, 2012	120,000	$3.62

No nonqualified stock options were granted in the three months ended December 31, 2012.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2012 is as follows:

Three Months Ended
December 31, 2012
Fiscal year 2012 grant	$23,893

The Company records compensation expense over the vesting term of the related options.  At December 31, 2012, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $182,856.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2012 and December 31, 2011

Total Net Sales.  Total net sales increased $0.6 million, or 7%, to $9.6 million for the three months ended December 31, 2012 from $9.0 million for the three months ended December 31, 2011.  The increase in net sales was primarily due to increased equipment sales as a result of Hurricane Sandy, largely offset by the continued decrease in plant expansions and bandwidth upgrades in the cable television industry.  New equipment sales increased $0.3 million, or 5%, to $5.6 million for the three months ended December 31, 2012 from $5.3 million for the three months ended December 31, 2011.  Net refurbished sales increased $0.4 million, or 16%, to $3.0 million for the three months ended December 31, 2012 from $2.6 million for the same period last year.  Net repair service revenues decreased $0.1 million, or 9%, to $1.0 million for the three months ended December 31, 2012 from $1.1 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales increased $0.2 million, or 3%, to $6.5 million for the three months ended December 31, 2012 from $6.3 million for the three months ended December 31, 2011.  The increase in cost of sales was due primarily to a net increase in equipment sales.  Cost of sales as a percent of revenue was 67% for the three months ended December 31, 2012 as compared to 70% for the same period last year.  The decrease in cost of sales as a percent of revenue was due primarily to significantly lower costs on certain refurbished equipment sold during the three months ended December 31, 2012.

Gross Profit.  Gross profit increased $0.4 million, or 15%, to $3.1 million for the three months ended December 31, 2012 from $2.7 million for the three months ended December 31, 2011.  The increase in gross profit primarily resulted from increased sales of certain refurbished equipment purchased at significant discounts as discussed above.  Gross profit margins increased to 33% for the three months ended December 31, 2012 from 30% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained flat at $1.8 million for the three months ended December 31, 2012 and 2011.

Income from Operations.  Income from operations increased $0.4 million, or 45%, to $1.3 million for the three months ended December 31, 2012 from $0.9 million for the three months ended December 31, 2011 for the reasons described above.

Interest Expense.  Interest expense decreased $0.2 million, or 96%, to $7,000 for the three months ended December 31, 2012 from $0.2 million for the three months ended December 31, 2011.  The decrease in interest expense was due to the March 2012 payoff of the outstanding amount of $9.4 million under the second term loan under the Credit and Term Loan Agreement and the termination of the associated interest rate swap agreement.

Income Taxes.  The provision for income taxes increased by $0.2 million to $0.5 million, or an effective rate of 38.0%, for the three months ended December 31, 2012 from $0.3 million, or an effective rate of 39.1% for the same period last year.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2012 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory cost is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At December 31, 2012, we had total inventory of $22.8 million, against which we have a reserve of $1.2 million for excess and obsolete inventory, leaving us a net inventory of $21.6 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three months ended December 31, 2012, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2012, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.2 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the three months ended December 31, 2012, we generated $2.3 million of cash flow from operations.  The cash flow from operations was favorably impacted by $0.9 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases.  The cash flow from operations was favorably impacted by $0.5 million from a net overall decrease in our income tax receivable and payable position due primarily to timing of income tax payments.

We expect that our cash and cash equivalents of $7.3 million at December 31, 2012 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At December 31, 2012, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of the qualified inventory is available to us under the revolving credit facility ($7.0 million at December 31, 2012).  Any future borrowings under the revolving credit facility are due at maturity.

During the three months ended December 31, 2012, we made principal payments totaling $46,000 on our remaining term loan under our Credit and Term Loan Agreement with our primary lender.  The term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  We also purchased 34,194 shares of our common stock for $69,000 in the open market during the three months ended December 31, 2012.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months included in the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
October 1 – 31, 2012	–	–	–	$479,900
November 1 – 30, 2012	–	–	–	$479,900
December 1 – 31, 2012	34,194	$2.01	34,194	$411,187

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ David L. Humphrey
Date:  February 12, 2013                                                              David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  February 12, 2013                                                              Scott A. Francis,
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