Form 10-Q
period 2013-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2013-05-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2013 were 9,998,480.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2013

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	March 31, 2013 (unaudited) and September 30, 2012 (audited)

	Consolidated Statements of Operations and Comprehensive Income (unaudited)	4
	Three and Six Months Ended March 31, 2013 and 2012

	Consolidated Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2013 and 2012

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	September 30, 2012 (audited)
Assets
Current assets:
Cash and cash equivalents	$7,538,630	$5,191,514
Accounts receivable, net of allowance of $300,000	3,391,557	3,050,796
Income tax refund receivable	24,179	409,386
Inventories, net of allowance for excess and obsolete inventory of $1,320,000 and $1,000,000, respectively	21,538,953	22,666,385
Prepaid expenses	220,233	129,357
Deferred income taxes	919,000	920,000
Total current assets	33,632,552	32,367,438

Property and equipment, at cost:
Land and buildings	8,794,272	8,794,272
Machinery and equipment	2,977,279	2,953,949
Leasehold improvements	9,633	9,633
Total property and equipment, at cost	11,781,184	11,757,854
Less accumulated depreciation and amortization	(3,817,842)	(3,666,327)
Net property and equipment	7,963,342	8,091,527

Other assets:
Goodwill	1,560,183	1,560,183
Other assets	11,428	13,778
Total other assets	1,571,611	1,573,961

Total assets	$43,167,505	$42,032,926

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (unaudited)	September 30, 2012 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,030,822	$1,437,492
Accrued expenses	881,533	1,030,174
Notes payable – current portion	184,008	184,008
Total current liabilities	3,096,363	2,651,674

Notes payable, less current portion	1,410,608	1,502,612
Deferred income taxes	109,000	62,000

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,499,138 and 10,465,323 shares issued, respectively; and 9,998,480 and 10,189,120 shares outstanding, respectively	104,991	104,653
Paid in capital	(5,627,759)	(5,748,503)
Retained earnings	45,074,316	43,980,590
Total shareholders’ equity before treasury stock	39,551,548	38,336,740

Less: Treasury stock, 500,658 and 276,203 shares, respectively, at cost	(1,000,014)	(520,100)
Total shareholders’ equity	38,551,534	37,816,640

Total liabilities and shareholders’ equity	$43,167,505	$42,032,926

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales:
Net new sales income	$4,905,471	$5,854,479	$10,504,369	$11,161,940
Net refurbished sales income	2,375,450	2,366,833	5,388,667	4,955,550
Net service income	944,118	1,009,644	1,948,201	2,117,861
Total net sales	8,225,039	9,230,956	17,841,237	18,235,351
Cost of sales	6,079,242	6,703,637	12,549,612	12,969,011
Gross profit	2,145,797	2,527,319	5,291,625	5,266,340
Operating, selling, general and administrative expenses	1,659,979	1,712,862	3,513,509	3,559,477
Income from operations	485,818	814,457	1,778,116	1,706,863
Interest expense	6,509	940,736	13,390	1,099,362
Income (loss) before provision for income taxes	479,309	(126,279)	1,764,726	607,501
Provision (benefit) for income taxes	183,000	(50,000)	671,000	237,000
Net income (loss)	296,309	(76,279)	1,093,726	370,501

Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	–	532,889	–	587,258

Comprehensive income	$296,309	$456,610	$1,093,726	$957,759

Earnings (loss) per share:
Basic	$0.03	$(0.01)	$0.11	$0.04
Diluted	$0.03	$(0.01)	$0.11	$0.04
Weighted average shares used in per share calculation:
Basic	10,029,377	10,199,564	10,106,612	10,203,477
Diluted	10,029,501	10,199,564	10,106,906	10,204,780

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
Operating Activities
Net income	$1,093,726	$370,501
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	159,015	176,846
Provision for excess and obsolete inventories	320,000	202,000
Deferred income tax provision	48,000	25,000
Share based compensation expense	82,784	71,781
Changes in assets and liabilities:
Accounts receivable	(340,761)	896,048
Income tax refund receivable	385,207	128,394
Inventories	807,432	856,397
Prepaid expenses	(55,878)	(18,603)
Other assets	2,350	5,467
Accounts payable	593,330	(625,464)
Accrued expenses	(148,641)	(350,272)
Net cash provided by operating activities	2,946,564	1,738,095

Investing Activities
Additions to machinery and equipment	(30,830)	(63,149)
Additions of land and buildings	–	(113,723)
Net cash used in investing activities	(30,830)	(176,872)

Financing Activities
Payments on notes payable	(92,004)	(10,279,504)
Purchase of treasury stock	(479,914)	(113,821)
Proceeds from stock options exercised	3,300	1,620
Net cash used in financing activities	(568,618)	(10,391,705)

Net increase (decrease) in cash and cash equivalents	2,347,116	(8,830,482)
Cash and cash equivalents at beginning of period	5,191,514	10,943,654
Cash and cash equivalents at end of period	$7,538,630	$2,113,172

Supplemental cash flow information:
Cash paid for interest	$13,398	$1,151,183
Cash paid for income taxes	$296,000	$93,000

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$–	$957,258
Deferred tax provision	–	(370,000)
Unrealized gain on interest rate swap, net of tax	$–	$587,258

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading.  The consolidated financial statements as of September 30, 2012 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the term debt approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

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

Basic and diluted earnings per share for the three and six months ended March 31, 2013 and 2012 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	$296,309	$(76,279)	$1,093,726	$370,501

Basic weighted average shares	10,029,377	10,199,564	10,106,612	10,203,477
Effect of dilutive securities:
Stock options	124	–	294	1,303
Diluted weighted average shares	10,029,501	10,199,564	10,106,906	10,204,780

Earnings (loss) per common share:
Basic	$0.03	$(0.01)	$0.11	$0.04
Diluted	$0.03	$(0.01)	$0.11	$0.04

Note 3 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  The only outstanding term loan under the Credit and Term Loan Agreement has an outstanding balance of $1.6 million at March 31, 2013 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.60% at March 31, 2013) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At March 31, 2013, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.95% at March 31, 2013), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 29, 2013.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at March 31, 2013.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

At March 31, 2013, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 280,141 shares were available for future grants.

Stock Options

Stock options are accounted for in accordance with the provisions of FASB ASC 718, Stock Compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

A summary of the status of the Company's stock options at March 31, 2013 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2012	370,000	$2.83
Granted	–	–
Exercised	(2,000)	$1.65
Expired	–	–
Forfeited	(5,000)	$3.00
Outstanding at March 31, 2013	363,000	$2.83

Exercisable at March 31, 2013	113,000	$3.68

No nonqualified stock options were granted in the six months ended March 31, 2013.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2013 is as follows:

Six Months Ended
March 31, 2013
Fiscal year 2012 grant	$47,782

The Company records compensation expense over the vesting term of the related options.  At March 31, 2013, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $158,967.

Restricted Stock

The Company granted restricted stock in March 2013 to its Board of Directors totaling 31,815 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors and employee at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is being amortized over the 12 month holding period as compensation expense.

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”).

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Total Net Sales.  Total net sales decreased $1.0 million, or 11%, to $8.2 million for the three months ended March 31, 2013 from $9.2 million for the three months ended March 31, 2012.  New equipment sales decreased $0.9 million, or 16%, to $4.9 million for the three months ended March 31, 2013 from $5.9 million for the three months ended March 31, 2012.  The decrease in new equipment sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable industry.  Net refurbished sales remained flat at $2.4 million for the three months ended March 31, 2013 and 2012.  Net repair service revenues decreased $0.1 million, or 6%, to $0.9 million for the three months ended March 31, 2013 from $1.0 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $0.6 million, or 9%, to $6.1 million for the three months ended March 31, 2013 from $6.7 million for the three months ended March 31, 2012.  The decrease in cost of sales was primarily due to a decrease in net sales.  Cost of sales as a percent of revenue was 74% for the three months ended March 31, 2013 as compared to 73% for the same period last year.

Gross Profit.  Gross profit decreased $0.4 million, or 15%, to $2.1 million for the three months ended March 31, 2013 from $2.5 million for the three months ended March 31, 2012.  The decrease in gross profit was primarily due to decreased net sales.  Gross profit margins were 26% for the three months ended March 31, 2013 as compared to 27% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained flat at $1.7 million for the three months ended March 31, 2013 and 2012.

Income from Operations.  Income from operations decreased $0.3 million, or 40%, to $0.5 million for the three months ended March 31, 2013 from $0.8 million for the three months ended March 31, 2012 for the reasons described above.

Interest Expense.  Interest expense decreased $0.9 million to $7,000 for the three months ended March 31, 2013 from $0.9 million for the same period last year.  The decrease was due to the March 2012 payoff of the outstanding amount of $9.4 million under the second term loan under the Credit and Term Loan Agreement and a $0.8 million payment made in order to terminate the associated interest rate swap agreement.  The swap termination payment was recorded as interest expense.

Income Taxes.  The provision (benefit) for income taxes increased $0.2 million to a provision for income taxes of $0.2 million for the three months ended March 31, 2013, or an effective rate of 38.2%, from a benefit for income taxes of $0.1 million for the three months ended March 31, 2012, or an effective rate of 39.6%.

Comparison of Results of Operations for the Six Months Ended March 31, 2013 and March 31, 2012

Total Net Sales.  Total net sales decreased $0.4 million, or 2%, to $17.8 million for the six months ended March 31, 2013 from $18.2 million for the six months ended March 31, 2012.  The decrease in net sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry, largely offset by increased equipment sales as a result of Hurricane Sandy.  New equipment sales decreased $0.7 million, or 6%, to $10.5 million for the six months ended March 31, 2013 from $11.2 million for the six months ended March 31, 2012.  Net refurbished sales increased $0.4 million, or 9%, to $5.4 million for the six months ended March 31, 2013 from $5.0 million for the same period last year.  Net repair service revenues decreased $0.2 million, or 8%, to $1.9 million for the six months ended March 31, 2013 from $2.1 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $0.4 million, or 3%, to $12.5 million for the six months ended March 31, 2013 from $13.0 million for the six months ended March 31, 2012.  The decrease in cost of sales was primarily due to lower net sales.  Cost of sales as a percent of revenue was 70% for the six months ended March 31, 2013 and 71% for the same period last year.

Gross Profit.  Gross profit was $5.3 million for both the six months ended March 31, 2013 and 2012.  Gross profit margins were 30% for the six months ended March 31, 2013 as compared to 29% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained relatively flat at $3.5 million for the six months ended March 31, 2013 compared to $3.6 million for the six months ended March 31, 2012.

Income from Operations.  Income from operations increased $0.1 million, or 4%, to $1.8 million for the six months ended March 31, 2013 from $1.7 million for the six months ended March 31, 2012 for the reasons described above.

Interest Expense.  Interest expense decreased $1.0 million to $13,000 for the six months ended March 31, 2013 from $1.1 million for the same period last year.  The decrease was due to the March 2012 payoff of the outstanding amount of $9.4 million under the second term loan under the Credit and Term Loan Agreement and a $0.8 million payment made in order to terminate the associated interest rate swap agreement.  The swap termination payment was recorded as interest expense.

Income Taxes.  The provision for income taxes increased by $0.4 million to $0.7 million, or an effective rate of 38.0%, for the six months ended March 31, 2013 from $0.2 million, or an effective rate of 39.0% for the same period last year.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At March 31, 2013, we had total inventory of $22.8 million, against which we have a reserve of $1.3 million for excess and obsolete inventory, leaving us a net inventory of $21.5 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the six months ended March 31, 2013, we recorded charges to our reserve for excess and obsolete inventory of $0.3 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2013, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.4 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the six months ended March 31, 2013, we generated $2.9 million of cash flow from operations.  The cash flow from operations was favorably impacted by $0.8 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases, partially offset by timing of increased customer premise equipment purchases.  The cash flow from operations was favorably impacted by $0.6 million from a net increase in accounts payable due primarily to the timing of payments for inventory purchases.

We expect that our cash and cash equivalents of $7.5 million at March 31, 2013 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At March 31, 2013, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at March 31, 2013).  Any future borrowings under the revolving credit facility are due at maturity.

During the six months ended March 31, 2013, we made principal payments totaling $92,000 on our remaining term loan under our Credit and Term Loan Agreement with our primary lender.  The term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  We also purchased 224,455 shares of our common stock for $0.5 million in the open market during the six months ended March 31, 2013.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  The following table presents information regarding the shares of our common stock we purchased during each of the three calendar months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan (1)
January 1 – 31, 2013	106,832	$2.12	106,832	$184,284
February 1 – 29, 2013	83,429	$2.21	83,429	$0
March 1 – 31, 2013	–	–	–	$0

1.
We have one program, which was announced in 2000 after approval by our Board of Directors, to repurchase up to $1.0 million of outstanding shares of our common stock from time to time in the open market at prevailing market prices or in privately negotiated transactions.  All of the shares we purchased during these periods were purchased on the open market pursuant to this program.  As of the end of February 2013, the Company has purchased the maximum dollar amount under the previously announced program.  The Board of Directors has elected to not extend this program at this time.  The repurchased shares of common stock will be held in treasury and used for general corporate purposes including possible use in our employee stock plans or for acquisitions.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

/s/ David L. Humphrey
Date:  May 14, 2013                                                                     David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Scott A. Francis
Date:  May 14, 2013                                                                     Scott A. Francis,
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