Form 10-Q
period 2013-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2013-08-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2013 were 9,998,480.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2013

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	June 30, 2013 (unaudited) and September 30, 2012 (audited)

	Consolidated Statements of Operations and Comprehensive Income (unaudited)	4
	Three and Nine Months Ended June 30, 2013 and 2012

	Consolidated Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2013 and 2012

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	September 30, 2012 (audited)
Assets
Current assets:
Cash and cash equivalents	$8,228,838	$5,191,514
Accounts receivable, net of allowance of $300,000	2,607,014	3,050,796
Income tax refund receivable	–	409,386
Inventories, net of allowance for excess and obsolete
inventory of $1,540,000 and $1,000,000, respectively	21,428,235	22,666,385
Prepaid expenses	146,058	129,357
Deferred income taxes	1,003,000	920,000
Total current assets	33,413,145	32,367,438

Property and equipment, at cost:
Land and buildings	8,840,822	8,794,272
Machinery and equipment	3,036,772	2,953,949
Leasehold improvements	9,633	9,633
Total property and equipment, at cost	11,887,227	11,757,854
Less accumulated depreciation and amortization	(3,899,201)	(3,666,327)
Net property and equipment	7,988,026	8,091,527

Other assets:
Goodwill	1,560,183	1,560,183
Other assets	11,428	13,778
Total other assets	1,571,611	1,573,961

Total assets	$42,972,782	$42,032,926

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (unaudited)	September 30, 2012 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,620,776	$1,437,492
Accrued expenses	850,969	1,030,174
Notes payable – current portion	184,008	184,008
Total current liabilities	2,655,753	2,651,674

Notes payable, less current portion	1,364,606	1,502,612
Deferred income taxes	140,000	62,000

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,499,138 and 10,465,323 shares issued, respectively; and 9,998,480 and 10,189,120 shares outstanding, respectively	104,991	104,653
Paid in capital	(5,602,390)	(5,748,503)
Retained earnings	45,309,836	43,980,590
Total shareholders’ equity before treasury stock	39,812,437	38,336,740

Less: Treasury stock, 500,658 and 276,203 shares, respectively, at cost	(1,000,014)	(520,100)
Total shareholders’ equity	38,812,423	37,816,640

Total liabilities and shareholders’ equity	$42,972,782	$42,032,926

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales:
Net new sales income	$4,322,139	$4,739,752	$14,826,508	$15,901,691
Net refurbished sales income	1,882,377	2,691,269	7,271,044	7,646,819
Net service income	950,685	1,067,752	2,898,886	3,185,614
Total net sales	7,155,201	8,498,773	24,996,438	26,734,124
Cost of sales	5,126,339	5,910,937	17,675,951	18,879,948
Gross profit	2,028,862	2,587,836	7,320,487	7,854,176
Operating, selling, general and administrative expenses	1,642,965	1,828,238	5,156,474	5,387,715
Income from operations	385,897	759,598	2,164,013	2,466,461
Interest expense	6,377	7,300	19,767	1,106,662
Income before provision for income taxes	379,520	752,298	2,144,246	1,359,799
Provision for income taxes	144,000	293,000	815,000	530,000
Net income	235,520	459,298	1,329,246	829,799

Other comprehensive income:
Unrealized gain on interest rate swap, net of taxes	–	–	–	587,258

Comprehensive income	$235,520	$459,298	$1,329,246	$1,417,057

Earnings per share:
Basic	$0.02	$0.05	$0.13	$0.08
Diluted	$0.02	$0.05	$0.13	$0.08
Weighted average shares used in per share calculation:
Basic	9,998,480	10,189,120	10,070,567	10,198,691
Diluted	9,998,480	10,189,683	10,070,781	10,199,756

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
Operating Activities
Net income	$1,329,246	$829,799
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	240,374	266,420
Provision for excess and obsolete inventories	540,000	352,000
Deferred income tax provision (benefit)	(5,000)	23,000
Share based compensation expense	125,651	152,428
Changes in assets and liabilities:
Accounts receivable	443,782	1,090,483
Income tax refund receivable	409,386	263,034
Inventories	698,150	1,573,592
Prepaid expenses	799	3,835
Other assets	2,350	5,467
Accounts payable	183,284	(1,311,383)
Income tax payable	53,295	–
Accrued expenses	(232,500)	(374,344)
Net cash provided by operating activities	3,788,817	2,874,331

Investing Activities
Additions to machinery and equipment	(136,873)	(102,084)
Additions of land and buildings	–	(110,593)
Net cash used in investing activities	(136,873)	(212,677)

Financing Activities
Payments on notes payable	(138,006)	(10,325,506)
Purchase of treasury stock	(479,914)	(113,821)
Proceeds from stock options exercised	3,300	1,620
Net cash used in financing activities	(614,620)	(10,437,707)

Net increase (decrease) in cash and cash equivalents	3,037,324	(7,776,053)
Cash and cash equivalents at beginning of period	5,191,514	10,943,654
Cash and cash equivalents at end of period	$8,228,838	$3,167,601

Supplemental cash flow information:
Cash paid for interest	$19,885	$1,157,289
Cash paid for income taxes	$399,000	$259,270

Supplemental schedule of noncash operating activities:
Unrealized gain on interest rate swap	$–	$957,258
Deferred tax provision	–	(370,000)
Unrealized gain on interest rate swap, net of tax	$–	$587,258

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2013 and 2012 are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to
common shareholders	$235,520	$459,298	$1,329,246	$829,799

Basic weighted average shares	9,998,480	10,189,120	10,070,567	10,198,691
Effect of dilutive securities:
Stock options	–	563	214	1,065
Diluted weighted average shares	9,998,480	10,189,683	10,070,781	10,199,756

Earnings per common share:
Basic	$0.02	$0.05	$0.13	$0.08
Diluted	$0.02	$0.05	$0.13	$0.08

Note 3 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  The only outstanding term loan under the Credit and Term Loan Agreement has an outstanding balance of $1.5 million at June 30, 2013 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.59% at June 30, 2013) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At June 30, 2013, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.94% at June 30, 2013), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 29, 2013.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at June 30, 2013.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Stock Option Plan

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

At June 30, 2013, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 280,141 shares were available for future grants.

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

A summary of the status of the Company's stock options at June 30, 2013 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2012	370,000	$2.83
Granted	30,000	2.33
Exercised	(2,000)	$1.65
Expired	–	–
Forfeited	(35,000)	$2.43
Outstanding at June 30, 2013	363,000	$2.83

Exercisable at June 30, 2013	163,000	$3.30

The Company granted nonqualified stock options of 30,000 shares for the nine months ended June 30, 2013.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, consistent with FASB ASC 718.  The Company based the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the nine months ended June 30, 2013 are as follows:

Nine Months Ended June 30, 2013
Estimated fair value of options at grant date	$29,040
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	41%
Average risk-free interest rate	2.95%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2013 is as follows:

Nine Months Ended
June 30, 2013
Fiscal year 2012 grant	$71,671
Fiscal year 2013 grant	$1,479

The Company records compensation expense over the vesting term of the related options.  At June 30, 2013, compensation costs related to these unvested stock options not yet recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income was $135,078.

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2012, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

Total Net Sales.  Total net sales decreased $1.3 million, or 16%, to $7.2 million for the three months ended June 30, 2013 from $8.5 million for the three months ended June 30, 2012.  The overall decrease in equipment sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable industry.  New equipment sales decreased $0.4 million, or 9%, to $4.3 million for the three months ended June 30, 2013 from $4.7 million for the three months ended June 30, 2012.  Net refurbished sales decreased $0.8 million, or 30%, to $1.9 million for the three months ended June 30, 2013 from $2.7 million for the three months ended June 30, 2012.  Net repair service revenues decreased $0.1 million, or 11%, to $1.0 million for the three months ended June 30, 2013 from $1.1 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $0.8 million, or 13%, to $5.1 million for the three months ended June 30, 2013 from $5.9 million for the three months ended June 30, 2012.  The decrease in cost of sales was primarily due to a decrease in net sales.  Cost of sales as a percent of revenue was 72% for the three months ended June 30, 2013 as compared to 70% for the same period last year.

Gross Profit.  Gross profit decreased $0.6 million, or 22%, to $2.0 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012.  The decrease in gross profit was primarily due to decreased net sales.  Gross profit margins were 28% for the three months ended June 30, 2013 as compared to 30% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.2 million, or 10%, to $1.6 million for the three months ended June 30, 2013 from $1.8 million for the three months ended June 30, 2012.

Income from Operations.  Income from operations decreased $0.4 million, or 49%, to $0.4 million for the three months ended June 30, 2013 from $0.8 million for the three months ended June 30, 2012 for the reasons described above.

Interest Expense.  Interest expense decreased $1,000, or 13%, to $6,000 for the three months ended June 30, 2013 from $7,000 for the same period last year.

Income Taxes.  The provision for income taxes decreased $0.2 million to $0.1 million for the three months ended June 30, 2013, or an effective rate of 37.9%, from $0.3 million for the three months ended June 30, 2012, or an effective rate of 38.9%.

Comparison of Results of Operations for the Nine Months Ended June 30, 2013 and June 30, 2012

Total Net Sales.  Total net sales decreased $1.7 million, or 6%, to $25.0 million for the nine months ended June 30, 2013 from $26.7 million for the nine months ended June 30, 2012.  The decrease in net sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry, partially offset by increased equipment sales as a result of Hurricane Sandy.  New equipment sales decreased $1.1 million, or 7%, to $14.8 million for the nine months ended June 30, 2013 from $15.9 million for the nine months ended June 30, 2012.  Net refurbished sales decreased $0.3 million, or 5%, to $7.3 million for the nine months ended June 30, 2013 from $7.6 million for the same period last year.  Net repair service revenues decreased $0.3 million, or 9%, to $2.9 million for the nine months ended June 30, 2013 from $3.2 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $1.2 million, or 6%, to $17.7 million for the nine months ended June 30, 2013 from $18.9 million for the nine months ended June 30, 2012.  The decrease in cost of sales was primarily due to lower net sales.  Cost of sales as a percent of revenue were 71% for both the nine months ended June 30, 2013 and 2012.

Gross Profit.  Gross profit decreased $0.6 million, or 7%, to $7.3 million for the nine months ended June 30, 2013 from $7.9 million for the nine months ended June 30, 2012.  Gross profit margins were 29% for both the nine months ended June 30, 2013 and 2012.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.2 million, or 4%, to $5.2 million for the nine months ended June 30, 2013 compared to $5.4 million for the nine months ended June 30, 2012.  The decrease in operating, selling, general and administrative expenses was primarily due to reduced personnel costs.

Income from Operations.  Income from operations decreased $0.3 million, or 12%, to $2.2 million for the nine months ended June 30, 2013 from $2.5 million for the nine months ended June 30, 2012 for the reasons described above.

Interest Expense.  Interest expense decreased $1.1 million to $20,000 for the nine months ended June 30, 2013 from $1.1 million for the same period last year.  The decrease was due to the March 2012 payoff of the outstanding amount of $9.4 million under the second term loan under the Credit and Term Loan Agreement and a $0.8 million payment made in order to terminate the associated interest rate swap agreement.  The swap termination payment was recorded as interest expense.

Income Taxes.  The provision for income taxes increased by $0.3 million to $0.8 million, or an effective rate of 38.0%, for the nine months ended June 30, 2013 from $0.5 million, or an effective rate of 39.0% for the same period last year.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At June 30, 2013, we had total inventory of $22.9 million, against which we have a reserve of $1.5 million for excess and obsolete inventory, leaving us a net inventory of $21.4 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the nine months ended June 30, 2013, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2013, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $2.6 million.

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the nine months ended June 30, 2013, we generated $3.8 million of cash flow from operations.  The cash flow from operations was favorably impacted by $0.7 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases.  The cash flow from operations was favorably impacted by $0.4 million from a net decrease in accounts receivable due primarily to timing of collections on outstanding accounts.  We have not experienced a significant deterioration in collections of accounts receivable, so the reserve for doubtful accounts has remained the same.  In addition, the cash flow from operations was favorably impacted by $0.4 million from a net decrease in income tax receivable due primarily to utilizing the income tax receivable position in making tax payments for the nine months ended June 30, 2013.

We expect that our cash and cash equivalents of $8.2 million at June 30, 2013 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At June 30, 2013, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at June 30, 2013).  Any future borrowings under the revolving credit facility are due at maturity.

During the nine months ended June 30, 2013, we made principal payments totaling $138,006 on our remaining term loan under our Credit and Term Loan Agreement with our primary lender.  The term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  We also purchased 224,455 shares of our common stock for $0.5 million in the open market during the nine months ended June 30, 2013.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 13, 2013                                                                /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 13, 2013                                                                /s/ Scott A. Francis
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