Form 10-K
period 2013-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2013-12-10
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2013 was $11,978,905.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 9,998,480 as of November 30, 2013.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2013

PART I

Item 1.     Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”, "We" or “ADDvantage”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the cable television industry, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Background

The Company was formed in September 1989 as “ADDvantage Media Group, Inc.”.  In December 1999, its name was changed to ADDvantage Technologies Group, Inc.

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television (“CATV”) industry.  The products we sell and service are used to acquire, distribute, receive and protect the communications signals carried on fiber-optic, coaxial cable and wireless distribution systems.  Our customers provide an array of communications services including television, high-speed data (internet) and telephony, to single family dwellings, apartments, businesses and institutions such as hospitals, prisons, universities, schools and others.

Our primary customers are cable operators (called multiple system operators or “MSOs”) or other resellers that sell to these customers.  The MSOs are identified by overall size into three tiers, and we sell to all three of these tier groups.  Examples of MSOs we sell to in these tier groups are:  Tier 1) large national operators such as Comcast Corporation, Time Warner Communications Inc. and Cox Communications; Tier 2) medium-size national and regional operators such as Cable One and SuddenLink; Tier 3) smaller, local systems.

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

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  Tulsat, located in Broken Arrow, Oklahoma, is a distributor of Cisco video products.  Tulsat is a Cisco Premier Partner allowing it to sell Cisco’s IT related products.  Tulsat is also designated as an authorized third party Cisco repair center for select video products.  NCS, located in Warminster, Pennsylvania, is one of only three distributors of Arris/Motorola broadband products.  AGC, located in Lenexa, Kansas, has a reseller agreement with Arris Solutions to sell cable television equipment in the United States.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.

In addition to offering a broad range of new products, we also sell surplus-new and refurbished equipment that we purchase in the market as a result of cable operator system upgrades or an overstock in their warehouses.  We maintain one of the industry's largest inventories of new and refurbished equipment, which allows us to expedite delivery of products to our customers.  We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Most of our subsidiaries operate technical service centers that service/repair most brands of CATV equipment.

Overview of the Industry

We participate in markets for equipment sold primarily to MSOs and other communication companies.  As internet usage by households continues to increase, more customers are electing to switch from dial-up access services to high-speed services, particularly those offered by MSOs in the United States.  Most MSOs offer a “triple-play” bundle of services that includes voice, video and high-speed data over a single network with the objective of capturing higher average revenues per subscriber.  To offer these expanded services, MSOs have invested significantly over the past several years to convert their systems to digital networks and to upgrade their cable plants to increase the speed of their communication signals.  As a result, many MSOs have well-equipped networks capable of delivering symmetrical high-bandwidth video, two-way high speed data service and telephony to most of their subscribers through their existing hybrid fiber coaxial infrastructure.

The cable television industry has seen and is continuing to see several changes in recent years.  The industry for the most part transitioned from analog to digital in 2009 and 2010 and upgraded its headend equipment in connection with this transition.  The transition from analog to digital has significantly expanded the capacity of the cable infrastructure as a digital system can transmit two high definition channels or six to ten standard definition channels in the same capacity as it previously required for one channel on an analog system. In addition, the transition to a digital system also allowed for the reduction and consolidation of headends (the place where cable signals originate from the broadcasters). Therefore, since the transition to digital, the cable television industry has not made significant plant expansions or additional bandwidth upgrades, and we do not believe this trend will change until internet television (“IPTV”) technology is fully ready to be deployed.  The number of cable operators is also transitioning in that many of the larger MSOs have purchased the smaller operating systems in the United States.  These same MSOs have also reduced the number of headends required for their overall systems.

We continue to provide many of the products and services sought by MSOs as they establish and expand their services and territories.  Our Company resells current production CATV equipment in competition with other resellers in the market and the Original Equipment Manufacturers ("OEMs") that manufacture them.  We also stock and resell refurbished current production and legacy equipment in competition with other resellers.  In addition, we repair all of the CATV equipment that we sell in competition with other repair operations.  We believe we have differentiated ourselves from the OEMs, other resellers and repair operations in the marketplace in the following ways:  1) we sell both new and refurbished CATV equipment as well as repair what we sell, while most of our competition does not offer all of these services; 2) we stock both new and refurbished inventory; 3) we can reconfigure new and refurbished equipment to meet the different needs of our customers; and 4) we have experienced sales support staff that have the technical know-how to assist our customers regarding solutions for various products and configurations.

In addition, we continue to expand our relationships with vendors and establish new vendors and product lines for our company.  We currently offer products from the leading vendors in the cable television industry, Cisco and Arris, which now includes the Motorola Home business.  We are a Premier Partner with Cisco and continue to be a leading broadband access network stocking distributor for Arris products.  We are also expanding our efforts to increase our market share of Triveni Digital test equipment.  In addition, we have our other existing OEM suppliers, including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech and Standard and look to add other OEM suppliers to satisfy our existing customers’ needs.

Recent Business Developments

Arris Group, Inc. Acquisition of the Motorola Home Business from Google, Inc.

We have contracts with Motorola Home through our NCS subsidiary and with Arris through our AGC subsidiary.  On April 17, 2013, Arris Group, Inc. purchased the Motorola Home business from Google, Inc. (the combined entity is referred to as “Arris”).  We are still operating under these existing contracts, but we have been informed by Arris that they plan to combine our two contracts into one master contract under ADDvantage.  We do not know what changes, if any, there will be under this master contract as compared to the existing contracts.

Business Strategy
In fiscal year 2012, our Board of Directors enacted a strategy to not only try to grow our Company via organic growth but also via acquisitions.  We believe we can increase our business organically along three major fronts:  1) expand product offerings among existing OEM vendors, 2) add additional vendors to our product offering mix and 3) expand our sales force.  In September 2013, we hired three industry veterans to the Company’s new sales management team to help increase our market share among existing and new customers.  The new salespeople are former Motorola employees with over 10 years in the Broadband Access Network division selling cable equipment and over 20 years of sales experience in the CATV industry.

We believe that the current state of the industry may provide opportunities for expansion of our business through acquisitions.  While our past acquisitions have primarily added new suppliers to our core resale business or expanded our existing customer base within our current business, we are seeking acquisition opportunities that will enable us to expand the scope of our business within the broader telecommunications industry.  In fiscal year 2013, we engaged an investment banking firm to help us identify and ultimately close a strategic acquisition.  We are still evaluating several companies in the telecommunications market, and are optimistic that we will identify and execute a strategic acquisition.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business are matters posing some risk to any company and about which we can give no assurance.

Products and Services

We offer our customers a wide range of new, surplus-new and refurbished products across the leading OEM suppliers in the industry that are used in connection with video, telephone and internet data signals.

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

Customer Premise Equipment (CPE) – CPE includes digital converters and modems that are boxes placed inside the home that receive, record and transmit video, data and telephony signals.  They are the primary interface equipment between the cable operator and the consumer.

Test Equipment – Test equipment is used in the set-up, signal testing and maintenance of electronic equipment and the overall support of the cable television plant.  Test equipment is vital in maintaining the proper function and efficiency of this electronic equipment, which helps to provide high quality video, telephone and high speed data to the end user.

Hardware Equipment – We also inventory and sell to our customers other hardware such as connector and cable products.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2013	2012	2011
United States	$30,013,085	$29,520,146	$33,599,080
Canada, Central America, Mexico, South America and Other	3,344,507	5,696,257	4,480,450

	$33,357,592	$35,216,403	$38,079,530

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2013, sales of new products represented 61% of our total revenues and refurbished product sales represented 27%.  Repair and other services contributed the remaining 12% of revenues.

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

We continue to add products and services to maintain and expand our current customer base in North America, Central and South America and other international markets.  We believe there is growth potential for sales of new and legacy products in the international market as some operators choose to upgrade to new larger bandwidth platforms, while other customers, specifically in developing markets, desire less expensive new and refurbished legacy products.   Even though the terms of our Cisco agreement restrict our activities with respect to reselling Cisco products in international markets, we still can sell our other brands we carry and our refurbished equipment as well. We extend credit on a limited basis to international customers that purchase products on a regular basis and make timely payments.  However, for most international sales we require prepayment of sales or letters of credit confirmed by United States banks prior to shipment of products.

Suppliers

In 2013, we purchased approximately 18% of our total inventory purchases either directly from Cisco or indirectly through Cisco's primary stocking distributor and approximately 29% of our total inventory purchases directly from Motorola. In addition to purchasing inventory from OEMs, we also purchase used or surplus-new inventory from MSOs who have upgraded or are in the process of upgrading their systems.

Seasonality

Many of the products that we sell are installed outdoors and can be damaged by storms and power surges.  Consequently, we experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

Competition and Working Capital Practices

The CATV industry is highly competitive with numerous companies competing in various segments of the market.  There are a number of competitors throughout the United States buying and selling new and refurbished CATV equipment similar to the products that we offer.  However, most of these competitors do not maintain the breadth of inventory that we carry due to working capital limitations.  We maintain the practice of carrying the wide breadth of inventory to meet both the customers' urgent needs and mitigate the extended lead times of our suppliers.  In addition, even though we do not stock current production Cisco cable television equipment, we can still purchase directly from Cisco’s stocking distributor.  We also have a wide array of other equipment suppliers in the event we do not have the necessary inventory in stock.  In terms of sales and inventory on hand or available via our supply channels, we believe we are one of the largest resellers in this industry, providing both sales and service of new and refurbished CATV equipment.

We also compete with our OEM suppliers as they can sell directly to our customers.  Our OEM suppliers have a competitive advantage over us as they can sell products at lower prices than we offer.  As a result, we are often considered a secondary supplier by large MSOs and telephone companies when they are making large equipment purchases or upgrades. However, for smaller orders or items that are needed to be delivered quickly, we often hold an advantage over our OEM suppliers as we carry most inventory in stock and can have it delivered in a shorter time frame than the OEM.

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a relatively large inventory due to our on hand-on demand business model for both new and used inventory.  We have typically utilized excess cash flows to reinvest in new inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  However, over the last two years, due to the continued economic downturn, we have continued to reduce our overall inventory levels, which helped in generating additional cash flows of $0.9 million and $2.5 million in 2013 and 2012, respectively.  Our working capital requirements are generally met by cash flow from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business.  Our customer base consists of approximately 1,050 active accounts. Sales to our largest customer accounted for approximately 4% of our revenues in fiscal year 2013.  Approximately 18% of our revenues for fiscal years 2013 and 2012 were derived from sales of products and services to our five largest customers.  There are approximately 1,200 cable television operating companies operating approximately 5,000 cable television headends within the United States alone, each of which is a potential customer.

Personnel

At September 30, 2013, we had 122 employees, all full-time.  Management considers its relationships with its employees to be excellent. Our employees are not unionized, and we are not subject to any collective bargaining agreements.

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

•
Warminster, Pennsylvania – NCS owns its facility consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  NCS also leases property of approximately 2,000 square feet, with monthly rental payments of $1,364 through December 31, 2013. NCS also rents on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

•
Sedalia, Missouri – ComTech Services owns land and an office, warehouse and service center of approximately 24,300 square feet. In 2007, ComTech Services also constructed an 18,000 square foot warehouse facility on the back of its existing property in Sedalia, MO with an investment of $0.4 million.

•	New Boston, Texas – Tulsat-Texas owns land and an office, warehouse and service center of approximately 13,000 square feet.

•	Suwanee, Georgia – Tulsat-Atlanta rents on a month-to-month basis an office and service center of approximately 5,000 square feet, with monthly rental payments of $3,360.

•	Lenexa, Kansas – ADDvantage Technologies Group purchased, in July 2011, land, an office and a warehouse of approximately 26,400 square feet to be used by AGC, with an investment of $1.5 million.

We believe that our current facilities are adequate to meet our needs.

Item 3.     Legal Proceedings.

From time to time in the ordinary course of business, we have become a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2013	High	Low

First Quarter	$2.20	$1.87
Second Quarter	$2.40	$2.00
Third Quarter	$2.40	$2.19
Fourth Quarter	$2.92	$2.24

Year Ended September 30, 2012	High	Low

First Quarter	$2.25	$1.90
Second Quarter	$2.55	$2.04
Third Quarter	$2.53	$1.91
Fourth Quarter	$2.36	$1.90

Holders

At November 30, 2013, we had approximately 70 shareholders of record and, based on information received from brokers, there were approximately 1,900 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2013:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	363,000	$2.83	280,141
Equity compensation plans not approved by security holders	0	0	0
Total	363,000	$2.83	280,141

Item 6.     Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009

Net sales and service income	$33,358	$35,216	$38,080	$47,306	$42,244

Income from operations	$2,732	$3,130	$4,925	$7,554	$5,768

Net income applicable to common shareholders	$1,670	$1,250	$2,536	$4,186	$3,019

Earnings per share
Basic	$0.17	$0.12	$0.25	$0.41	$0.30
Diluted	$0.17	$0.12	$0.25	$0.41	$0.30

Total assets	$43,116	$42,033	$52,888	$52,260	$49,433

Long-term obligations inclusive
of current maturities	$1,503	$1,687	$12,058	$13,872	$15,857

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

General

We have established ourselves, through our subsidiaries’ long relationships with OEMs, as distributors and/or value-added resellers of these OEM products.  Tulsat is a Premier Partner for Cisco’s products, which allows Tulsat to sell both video-related and IT-related products in the United States.  NCS Industries is a leading distributor of Arris/Motorola broadband products.  AGC is a reseller of Arris cable television equipment in the United States.  We also distribute products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.  We also specialize in the sale of surplus-new and refurbished previously-owned CATV equipment to CATV operators and other broadband communication companies.  It is through our development of these vendor relationships that we have focused much of our efforts to market our products and services to the cable MSOs and telecommunication companies.  These customers provide an array of different communications services as well as compete in their ability to offer subscribers “triple play” transmission services which comprises data, voice and video.

We also operate technical service centers specializing in Cisco video-related products, Motorola, Magnavox and power supply repairs.

Recent Business Developments

Arris Group, Inc. Acquisition of the Motorola Home Business from Google, Inc.
We have contracts with Motorola Home through our NCS subsidiary and with Arris through our AGC subsidiary.  On April 17, 2013, Arris Group, Inc. purchased the Motorola Home business from Google, Inc. (the combined entity is referred to as “Arris”).  We are still operating under these existing contracts, but we have been informed by Arris that they plan to combine our two contracts into one master contract under ADDvantage.  We do not know what changes, if any, there will be under this master contract as compared to the existing contracts.

Business Strategy

In fiscal year 2012, our Board of Directors enacted a strategy to not only try to grow our Company via organic growth but also via acquisitions.  We believe we can increase our business organically along three major fronts:  1) expand product offerings among existing OEM vendors, 2) add additional vendors to our product offering mix and 3) expand our sales force.  In September 2013, we hired three industry veterans to the Company’s new sales management team to help increase our market share among existing and new customers.  The new salespeople are former Motorola employees with over 10 years in the Broadband Access Network division selling cable equipment and over 20 years of sales experience in the CATV industry.

We believe that the current state of the industry may provide opportunities for expansion of our business through acquisitions.  While our past acquisitions have primarily added new suppliers to our core resale business or expanded our existing customer base within our current business, we are seeking acquisition opportunities that will enable us to expand the scope of our business within the broader telecommunications industry.  In fiscal year 2013, we engaged an investment banking firm to help us identify and ultimately close a strategic acquisition.  We are still evaluating several companies in the telecommunications market, and are optimistic that we will identify and execute a strategic acquisition.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business are matters posing some risk to any company and about which we can give no assurance.

Results of Operations

Year Ended September 30, 2013, compared to Year Ended September 30, 2012 (all references are to fiscal years)

Total Net Sales.  Total net sales decreased $1.8 million, or 5%, to $33.4 million for 2013 from $35.2 million for 2012.  The decrease in equipment sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry, partially offset by increased equipment sales as a result of Hurricane Sandy.  New equipment sales decreased $0.8 million, or 4%, to $20.3 million for 2013 from $21.1 million for 2012.  Net refurbished sales decreased $0.8 million, or 8%, to $9.0 million for 2013 from $9.8 million for the same period last year.  Net repair service revenues decreased $0.3 million, or 8%, to $4.0 million for 2013 from $4.3 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $1.1 million, or 4%, to $23.8 million for 2013 from $24.9 million for 2012.  The decrease in cost of sales was primarily due to lower overall net sales.  Cost of sales was also impacted by an increase in the provision for excess and obsolete inventory of $0.4 million to $1.0 million for 2013 from $0.6 million for 2012.  Cost of sales as a percent of revenue was 71% for both 2013 and 2012.

Gross Profit.  Gross profit decreased $0.8 million, or 8%, to $9.6 million for 2013 from $10.4 million for 2012.  Gross profit margins were 29% for 2013 and 2012.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.4 million, or 4%, to $6.8 million for 2013 compared to $7.2 million for 2012.  The decrease was due primarily to decreased personnel costs of $0.4 million.

Income from Operations.  Income from operations decreased $0.4 million, or 13%, to $2.7 million for 2013 from $3.1 million for 2012 for the reasons described above.

Interest Expense.  Interest expense decreased $1.1 million to $26,000 for 2013 from $1.1 million for the same period last year.  The decrease was due primarily to lower interest expense as a result of the March 2012 payoff of the outstanding amount of $9.4 million under the second term loan under the Amended and Restated Revolving Credit and Term Loan Agreement and a $0.8 million payment made in order to terminate the associated interest rate swap agreement.  The interest rate swap agreement termination payment was recorded as interest expense in 2012.

Income Taxes.  The provision for income taxes increased by $0.2 million to $1.0 million, or an effective rate of 38.3%, for 2013 from $0.8 million, or an effective rate of 38.0%, for the same period last year.

Year Ended September 30, 2012, compared to Year Ended September 30, 2011

Total Net Sales.  Total net sales decreased $2.9 million, or 8%, to $35.2 million for 2012 from $38.1 million for 2011.  New equipment sales decreased $4.8 million, or 19%, to $21.1 million for 2012 from $25.9 million for 2011.  The decrease in new equipment sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry, partially offset by $2.0 million of revenue from Adams Global Communications, which was acquired in May 2011.  Net refurbished sales increased $2.4 million, or 32%, to $9.8 million for 2012 from $7.4 million for the same period last year.  The increase in refurbished equipment sales was primarily due to revenues from Adams Global Communications.  Net repair service revenues decreased $0.5 million, or 10%, to $4.3 million for 2012 from $4.8 million for the same period last year.

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

Interest Expense. Interest expense increased $0.4 million to $1.1 million for 2012 from $0.7 million for the same period last year.  The increase was due primarily to the $0.8 million payment made in order to terminate the interest rate swap agreement in March 2012 in connection with paying off the associated term loan, partially offset by lower interest expense of $0.4 million for 2012 as a result of paying off the term loan.  The interest rate swap agreement termination payment was recorded as interest expense.

Income Taxes. The provision for income taxes decreased by $0.9 million to $0.8 million, or an effective rate of 38.0%, for 2012 from $1.7 million, or an effective rate of 40.0%, for the same period last year.

Liquidity and Capital Resources
We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During 2013, we generated $4.0 million of cash flow from operations.  The cash flow from operations was also favorably impacted by $0.9 million from a net decrease in inventory due primarily to management’s efforts to continue to reduce overall inventory purchases.

During 2013, we made principal payments totaling $0.2 million on our first term loan under our Amended and Restated Revolving and Term Loan Agreement ("Credit and Term Loan Agreement") with our primary lender.  On March 12, 2012, we paid off the outstanding amount owed of $9.4 million under the second term loan in the Credit and Term Loan Agreement.  In connection with the loan payoff, the Company also terminated the associated interest rate swap agreement for $0.8 million.  Therefore, the remaining debt on our balance sheet is the first term loan with a balance of $1.5 million at September 30, 2013.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

We expect that our cash and cash equivalents of $8.4 million at September 30, 2013 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At September 30, 2013, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at September 30, 2013).  The entire outstanding balance on the revolving credit facility is due on maturity.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Subsequent to September 30, 2013, the Company signed the Third Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 29, 2013.  This amendment extended the Line of Credit maturity to November 28, 2014.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2013 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At September 30, 2013, we had total inventory of $22.5 million, consisting of $16.5 million in new products and $6.0 million in used or refurbished products against which we have a reserve of $1.8 million for excess and obsolete inventory, leaving us a net inventory of $20.7 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  During 2013, we increased our reserve for excess and obsolete inventory by approximately $1.0 million and wrote down the carrying value of certain inventory items by approximately $0.3 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts.  Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at September 30, 2013 and September 30, 2012.   At September 30, 2013, accounts receivable, net of allowance for doubtful accounts, was $3.0 million.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net assets of businesses acquired.  Goodwill and intangible assets with indefinite useful lives are not amortized and are tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by first comparing our estimate of the fair value of the reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill.  Our reporting unit for purposes of the goodwill impairment calculation is our consolidated entity.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of our reporting unit.  Significant judgments and assumptions including the discount rate and anticipated revenue growth rate, gross margins and operating expenses are inherent in these fair value estimates, which are based on historical operating results.  As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess.  If an impairment charge is incurred, it would negatively impact our results of operations and financial position.

We did not record a goodwill impairment for our reporting unit in the three year period ended September 30, 2013.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of our reporting unit also may change.

We performed our annual impairment test in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom at September 30, 2013.  Headroom is defined as the percentage difference between the carrying value of the goodwill and its fair value.  At September 30, 2013, headroom for the reporting unit was 233%.

Off-Balance Sheet Arrangements

None.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2013.  Our audits of the consolidated financial statements also included the financial statement schedules of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles in the United States of America.  Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 10, 2013
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,366,657	$5,191,514
Accounts receivable, net of allowance of $300,000	3,020,853	3,050,796
Income tax refund receivable	272,380	409,386
Inventories, net of allowance for excess and obsolete
inventory of $1,750,000 and $1,000,000, respectively	20,730,453	22,666,385
Prepaid expenses	122,283	129,357
Deferred income taxes	1,066,000	920,000
Total current assets	35,578,626	32,367,438

Property and equipment, at cost:
Land and buildings	8,794,272	8,794,272
Machinery and equipment	3,125,422	2,953,949
Leasehold improvements	9,633	9,633
Total property and equipment, at cost	11,929,327	11,757,854
Less accumulated depreciation and amortization	(3,963,444)	(3,666,327)
Net property and equipment	7,965,883	8,091,527

Other assets:
Goodwill	1,560,183	1,560,183
Other assets	11,428	13,778
Total other assets	1,571,611	1,573,961

Total assets	$43,116,120	$42,032,926

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,308,869	$1,437,492
Accrued expenses	934,856	1,030,174
Notes payable – current portion	184,008	184,008
Total current liabilities	2,427,733	2,651,674

Notes payable, less current portion	1,318,604	1,502,612
Deferred income taxes	193,000	62,000

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,499,138 and 10,465,323 shares issued, respectively; 9,998,480 and 10,189,120 shares outstanding, respectively	104,991	104,653
Paid in capital	(5,578,500)	(5,748,503)
Retained earnings	45,650,306	43,980,590
Total shareholders’ equity before treasury stock	40,176,797	38,336,740

Less: Treasury stock, 500,658 and 276,203 shares, respectively, at cost	(1,000,014)	(520,100)
Total shareholders’ equity	39,176,783	37,816,640

Total liabilities and shareholders’ equity	$43,116,120	$42,032,926

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years ended September 30,
	2013	2012	2011
Sales:
Net new sales income	$20,347,041	$21,093,370	$25,886,494
Net refurbished sales income	9,031,954	9,814,763	7,430,603
Net service income	3,978,597	4,308,270	4,762,433
Total net sales	33,357,592	35,216,403	38,079,530
Cost of sales	23,784,272	24,854,960	26,528,682
Gross profit	9,573,320	10,361,443	11,550,848
Operating, selling, general and administrative expenses	6,841,273	7,231,097	6,625,907
Income from operations	2,732,047	3,130,346	4,924,941
Interest expense	25,980	1,113,854	696,634
Income before income taxes	2,706,067	2,016,492	4,228,307
Provision for income taxes	1,036,351	766,000	1,692,000
Net income attributable to common shareholders	1,669,716	1,250,492	2,536,307

Other comprehensive loss:
Unrealized gain on interest rate swap, net of $0, $370,000, and $106,000 tax provision, respectively	–	587,258	189,425

Comprehensive income	$1,669,716	$1,837,750	$2,725,732

Earnings per share:
Basic	$0.17	$0.12	$0.25
Diluted	$0.17	$0.12	$0.25
Shares used in per share calculation:
Basic	10,052,359	10,196,241	10,175,213
Diluted	10,052,359	10,197,496	10,178,763

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2013, 2012 and 2011

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2010	10,367,934	$103,679	$(6,070,986)	$40,193,791	$(776,683)	$(406,279)	$33,043,522

Net income	–	–	–	2,536,307	–	–	2,536,307
Restricted stock issuance	58,920	590	169,410	–	–	–	170,000
Stock options exercised	4,500	45	6,706				6,751
Net unrealized loss on interest swap	–	–	–	–	189,425	–	189,425
Share based compensation expense	–	–	10,349	–	–	–	10,349

Balance, September 30, 2011	10,431,354	$104,314	$(5,884,521)	$42,730,098	$(776,683)	$(406,279)	$35,956,354

Net income	–	–	–	1,250,492	–	–	1,250,492
Restricted stock issuance	31,969	320	69,680	–	–	–	70,000
Stock options exercised	2,000	20	1,600	–	–	–	1,620
Net unrealized gain on interest swap	–	–	–	–	587,258	–	587,258
Share based compensation expense	–	–	64,738	–	–	–	64,738
Purchase of common stock	–	–	–	–	–	(113,821)	(113,821)

Balance, September 30, 2012	10,465,323	$104,653	$(5,748,503)	$43,980,590	$(587,258)	$(520,100)	$37,816,640

Net income	–	–	–	1,669,716	–	–	1,669,716
Restricted stock issuance	31,815	318	69,682	–	–	–	70,000
Stock options exercised	2,000	20	3,280	–	–	–	3,300
Share based compensation expense	–	–	97,041	–	–	–	97,041
Purchase of common stock	–	–	–	–	–	(479,914)	(479,914)

Balance, September 30, 2013	10,499,138	$104,991	$(5,578,500)	$45,650,306	$–	$(1,000,014)	$39,176,783

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2013	2012	2011
Operating Activities
Net income	$1,669,716	$1,250,492	$2,536,307
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	330,467	356,091	370,965
Provision for excess and obsolete inventories	1,044,913	580,587	407,303
(Gain) loss on disposal of property and equipment	(5,950)	114,071	(1,350)
Deferred income tax provision (benefit)	(15,000)	234,000	533,000
Share based compensation expense	167,041	201,404	109,516
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	29,943	1,193,253	892,459
Income tax refund receivable	137,006	(59,641)	(146,340)
Inventories	891,019	2,530,775	1,896,005
Prepaid expenses	7,074	(18,538)	(52,451)
Other assets	2,350	5,467	74,825
Accounts payable	(128,623)	(1,238,415)	(403,790)
Accrued expenses	(95,318)	(210,050)	(199,782)
Net cash provided by operating activities	4,034,638	4,939,496	6,016,667

Investing Activities
Acquisition of net operating assets, net of cash acquired	–	–	(549,785)
Additions to machinery and equipment	(211,223)	(97,333)	(23,132)
Additions of land and buildings	–	(110,594)	(1,475,000)
Disposals of machinery and equipment	12,350	–	43,011
Net cash used in investing activities	(198,873)	(207,927)	(2,004,906)

Financing Activities
Payments on notes payable	(184,008)	(10,371,508)	(1,814,008)
Purchase of treasury stock	(479,914)	(113,821)	–
Proceeds from stock options exercised	3,300	1,620	6,750
Net cash used in financing activities	(660,622)	(10,483,709)	(1,807,258)

Net increase (decrease) in cash and cash equivalents	3,175,143	(5,752,140)	2,204,503
Cash and cash equivalents at beginning of year	$5,191,514	10,943,654	8,739,151
Cash and cash equivalents at end of year	$8,366,657	$5,191,514	$10,943,654

Supplemental cash flow information:
Cash paid for interest	$26,137	$1,164,522	$704,878
Cash paid for income taxes	$971,000	$622,210	$1,344,399

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

Summary of Significant Accounting Policies

Principles of consolidation and segment reporting

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its wholly owned subsidiaries: Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Adams Global Communications, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.  In addition, each subsidiary represents a separate operating segment of the Company and is aggregated for segment reporting purposes.

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

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized. Depreciation and amortization expense was $0.3 million, $0.4 million and $0.4 million for each of the years ended September 30, 2013, 2012 and 2011, respectively.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired.  Goodwill is evaluated at least annually for impairment by first comparing our estimate of the fair value of the reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess.  Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  At September 30, 2013 and 2012, the fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

Revenue recognition and product line reporting

The Company’s principal sources of revenues are from sales of new, refurbished or used equipment and repair services.  As a distributor for several cable television equipment manufacturers, the Company offers a broad selection of inventoried and non-inventoried products.  The Company’s sales of different products fluctuate from year to year as its customers’ needs change.  Because the Company’s product line sales change from year to year, the Company does not report sales by product line for management reporting purposes and does not disclose sales by product line in these consolidated financial statements.

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

Derivatives

Derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in Other Comprehensive Income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in other income (expense).  The Company's objective of holding derivatives was to minimize the risk of interest rate fluctuation.  As of September 30, 2012, the Company no longer holds derivatives.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in net new sales income, net refurbished sales income and net service income in the accompanying consolidated statements of income and comprehensive income.  Actual costs for shipping and handling of these sales are included in cost of sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.2 million for each of the years ended September 30, 2013, 2012 and 2011, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2013, 2012 or 2011 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based customers) were approximately $3.3 million, $5.7 million and $4.5 million for the years ended September 30, 2013, 2012 and 2011, respectively.  In 2013, the Company purchased approximately 18% of its inventory either directly from Cisco or indirectly through their primary stocking distributor and approximately 29% of its inventory from Motorola.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.

Employee stock-based awards

Share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair value over the requisite service period.  The Company determines the fair value of the options issued, using the Black-Scholes valuation model, and amortizes the calculated value over the vesting term of the stock options. Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

Earnings per share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options, restricted stock and convertible preferred stock.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the Company’s line of credit and term debt approximates fair value since their interest rates fluctuate periodically based on a floating interest rate.

Note 2 – Inventories

Inventories at September 30, 2013 and 2012 are as follows:

	2013	2012
New	$16,355,035	$17,283,788
Refurbished	6,125,418	6,382,597
Allowance for excess and obsolete inventory	(1,750,000)	(1,000,000)

	$20,730,453	$22,666,385

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

The Company regularly reviews inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the fiscal years ended September 30, 2013, 2012 and 2011, increasing the cost of sales by approximately $1.0 million, $0.6 million and $0.4 million, respectively.

Note 3 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2013, 2012 and 2011 consists of:

	2013	2012	2011
Current	$1,051,351	$532,000	$1,159,000
Deferred	(15,000)	234,000	533,000

	$1,036,351	$766,000	$1,692,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes for the years ended September 30, 2013, 2012 and 2011:

	2013	2012	2011
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	5.4%	3.5%	4.6%
Charges without tax benefit	1.2%	1.4%	0.7%
Tax credits and other exclusions	(2.3%)	(0.9%)	0.7%

Company’s effective tax rate	38.3%	38.0%	40.0%

The tax effects of temporary differences related to deferred taxes at September 30, 2013 and 2012 consist of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$414,000	$500,000
Accounts receivable	116,000	115,000
Inventory	842,000	639,000
Other, net	232,000	196,000
	1,604,000	1,450,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	731,000	592,000

Net deferred tax asset	$873,000	$858,000

The above net deferred tax asset is presented in the Company’s consolidated balance sheets at September 30, 2013 and 2012 as follows:

	2013	2012
Deferred tax asset – current	$1,066,000	$920,000
Deferred tax asset (liability) – noncurrent	(193,000)	(62,000)

	$873,000	$858,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $1.1 million at September 30, 2013, to reduce future taxable income is limited to an annual deductable amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2019 and 2020.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2010.

Note 4 – Accrued Expenses

Accrued expenses at September 30, 2013 and 2012 are as follows:

	2013	2012
Employee costs	$766,201	$823,978
Taxes other than income tax	154,616	176,296
Interest	996	1,153
Other, net	13,043	28,747

	$934,856	$1,030,174

Note 5 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  The only outstanding term loan under the Credit and Term Loan Agreement has an outstanding balance of $1.5 million at September 30, 2013 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.58% at September 30, 2013) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2014	$184,008
2015	184,008
2016	184,008
2017	184,008
2018	184,008
Thereafter	582,572

Total	$1,502,612

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2013, the Company had no amount outstanding under the Line of Credit. The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.93% at September 30, 2013), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 29, 2013.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at September 30, 2013.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Subsequent to September 30, 2013, the Company signed the Third Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 29, 2013.  This amendment extended the Line of Credit maturity to November 28, 2014.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

Note 6 – Stock-Based Compensation and Preferred Stock

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

At September 30, 2013, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 280,141 shares were available for future grants.

Stock Options

Share-based payments to employees, including grants of employee stock options, are recognized in financial statements based on their grant date fair value over the requisite service period.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of income and comprehensive income.

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

A summary of the status of the Company's stock options at September 30, 2013 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2012	370,000	$2.83
Granted	30,000	$2.33
Exercised	(2,000)	$1.65	$940
Expired	–	$–
Forfeited	(35,000)	$2.43
Outstanding at September 30, 2013	363,000	$2.83	$0
Exercisable at September 30, 2013	163,000	$3.30	$0

The total intrinsic value of options exercised was $940, $2,640 and $5,670 for the years ended September 30, 2013, 2012 and 2011, respectively.

Information about the Company’s outstanding and exercisable stock options at September 30, 2013 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$2.450	250,000	50,000	8.5 years
$3.001	65,000	65,000	4.9 years
$3.450	15,000	15,000	3.4 years
$5.780	15,000	15,000	2.4 years
$4.620	15,000	15,000	1.4 years
$4.400	3,000	3,000	0.4 years
	363,000	163,000

The Company granted nonqualified stock options totaling 30,000 shares and 250,000 shares for fiscal years ended September 30, 2013 and 2012, respectively.  No nonqualified stock options were granted in fiscal year 2011.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2013 and 2012 stock option grants are as follows:

	2013	2012
Estimated fair value of options at grant date	$29,040	$267,925
Black-Scholes model assumptions:
Average expected life (years)	6	6
Average expected volatility factor	41%	41%
Average risk-free interest rate	2.95%	2.99%
Average expected dividends yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Fiscal year 2008 grant	$–	$3,562	$10,349
Fiscal year 2012 grant	95,560	61,176	–
Fiscal year 2013 grant	1,481	–	–

Total compensation expense	$97,041	$64,738	$10,349

The Company records compensation expense over the vesting term of the related options.  At September 30, 2013, compensation costs related to these unvested stock options not yet recognized in the statements of income and comprehensive income was $111,189.

Restricted stock

The Company granted restricted stock in March 2013 and 2012 to its Board of Directors totaling 31,815 shares and 31,969 shares, respectively, and in March and May 2011 to its Board of Directors and certain employees totaling 58,920 shares.  The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $70,000, $70,000 and $170,000 for the 2013, 2012 and 2011 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.  Compensation expense related to restricted stock recorded for the years ended September 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Fiscal year 2010 grant	$–	$–	$25,000
Fiscal year 2011 grant	–	95,833	74,167
Fiscal year 2012 grant	29,167	40,833	–
Fiscal year 2013 grant	40,833	–	–

	$70,000	$136,666	$99,167

Note 7 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.2 million for each of the years ended September 30, 2013, 2012 and 2011.

Note 8 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2013, 2012 and 2011 are:

	2013	2012	2011
Net income attributable to common shareholders	$1,669,716	$1,250,492	$2,536,307
Basic weighted average shares	10,052,359	10,196,241	10,175,213
Effect of dilutive securities:
Stock options	–	1,255	3,550
Diluted weighted average shares	10,052,359	10,197,496	10,178,763

Earnings per common share:
Basic	$0.17	$0.12	$0.25
Diluted	$0.17	$0.12	$0.25

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year.

	2013	2012	2011
Stock options excluded	363,000	368,000	118,000
Weighted average exercise price of
stock options	$2.83	$2.84	$3.65
Average market price of common stock	$2.24	$2.22	$2.73

Note 9 – Related Parties
The Company leased on a month-to-month basis one warehouse in Oklahoma from a company owned by David E. Chymiak and Kenneth A. Chymiak.  The total payments made on the lease to this company were $0.1 million for each of the years ended September 30, 2012 and 2011.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2013.

Note 10 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Georgia, North Carolina and Pennsylvania.  The terms on its operating leases vary but all mature in less than one year and contain renewal options or are rented on a month-to-month basis.
Rental payments associated with leased properties totaled approximately $37,000, $0.2 million and $0.2 million for the years ended September 30, 2013, 2012 and 2011, respectively.  The Company’s minimum annual future obligations as of September 30, 2013 under all existing operating leases are $4,000 for fiscal year 2014.  The Company has no further minimum annual future obligations as all of its existing operating leases expire in fiscal year 2014.

Note 11 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2013, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2013
Net sales and service income	$9,616,198	$8,225,039	$7,155,201	$8,361,154
Gross profit	$3,145,828	$2,145,797	$2,028,862	$2,252,833
Net income (loss)	$797,417	$296,309	$235,520	$340,470
Basic earnings (loss) per common share	$0.08	$0.03	$0.02	$0.03
Diluted earnings (loss) per common share	$0.08	$0.03	$0.02	$0.03
Fiscal year ended 2012
Net sales and service income	$9,004,395	$9,230,956	$8,498,773	$8,482,279
Gross profit	$2,739,021	$2,527,319	$2,587,836	$2,507,267
Net income	$446,780	$(76,279)	$459,298	$420,693
Basic earnings per common share	$0.04	$(0.01)	$0.05	$0.04
Diluted earnings per common share	$0.04	$(0.01)	$0.05	$0.04
Fiscal year ended 2011
Net sales and service income	$9,229,446	$8,896,705	$8,695,205	$11,258,174
Gross profit	$2,879,565	$2,684,710	$2,567,397	$3,419,176
Net income	$740,635	$598,706	$467,577	$729,389
Basic earnings per common share	$0.07	$0.06	$0.05	$0.07
Diluted earnings per common share	$0.07	$0.06	$0.05	$0.07

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we believe that, as of September 30, 2013, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2013, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013 (the “Proxy Statement”). A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2013 and 2012, and for each of the three years in the period ended September 30, 2013, 2012 and 2011.

Consolidated Balance Sheets as of September 30, 2013 and 2012.

Consolidated Statements of Income and Comprehensive Income for the years ended September 30, 2013, 2012 and 2011.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2013, 2012 and 2011 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Write offs	Recoveries	of Year
Year Ended September 30, 2013
Allowance for Doubtful Accounts	$300,000	–	(5,692)	5,692	$300,000
Allowance for Excess and Obsolete Inventory	$1,000,000	1,044,913	(294,913)	–	$1,750,000

Year Ended September 30, 2012
Allowance for Doubtful Accounts	$300,000	–	(2,404)	2,404	$300,000
Allowance for Excess and Obsolete Inventory	$1,556,000	580,587	(1,136,587)	–	$1,000,000

Year Ended September 30, 2011
Allowance for Doubtful Accounts	$300,000	3,453	(3,453)	–	$300,000
Allowance for Excess and Obsolete Inventory	$2,545,000	415,808	(1,404,808)	–	$1,556,000

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

10.11
Amendment Two to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 11, 2012.

10.12	Amendment Three to Amended and Restated Revolving Credit and Term Loan Agreement dated November 29, 2013.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 10, 2013                                 By:            /s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 10, 2013                                                 /s/ Kenneth A. Chymiak
Kenneth A. Chymiak, Chairman of the Board of Directors

Date:     December 10, 2013                                                 /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial
Officer) and Director

Date:     December 10, 2013                                                 /s/ David E. Chymiak
David E. Chymiak, Chief Technology Officer and Director

Date:     December 10, 2013                                                 /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 10, 2013                                                 /s/ Paul F. Largess
Paul F. Largess, Director

Date:     December 10, 2013                                                 /s/ James C. McGill
James C. McGill, Director

Date:     December 10, 2013                                                 /s/ Stephen J. Tyde
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

10.11
Amendment Two to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 11, 2012.

10.12	Amendment Three to Amended and Restated Revolving Credit and Term Loan Agreement dated November 29, 2013.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.