Form 10-K/A
period 2013-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2013-12-16
CIK 874292

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K/A
YEAR ENDED SEPTEMBER 30, 2013

Explanatory Note

ADDvantage Technologies Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission on December 10, 2013 (the “Original Form 10-K”).  This Amendment No. 1 is being filed solely for the purpose of fixing certain typographical errors which occurred when the final version of the 10-K was converted to the EDGAR version.  The errors which are being corrected are the following:

p. 18      The amount of “Total Current Assets” as reflected on the September 30, 2013, consolidated balance sheet is being revised from $35,578,626 to the correct amount of $33,578,626.
p. 21      The total of “Accumulated Other Comprehensive Income (Loss)” for September 30, 2011, is being revised from (776,683) to the correct amount of (587,258).
p. 21      The total of “Accumulated Other Comprehensive Income (Loss)” for September 30, 2012, is being revised from (587,258) to 0.
p. 32      The first sentence of Note 9—Related Parties is being revised to read as follows:  “The Company leased on a month-to-month basis through September 30, 2012  one warehouse from a company owned by David E. Chymiak and Kenneth A. Chymiak.”  [Emphasis shows added words.]

Except for these corrections, there have been no changes to any financial or other information contained in the report.  For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

/s/ HOGANTAYLOR LLP

December 10, 2013
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,366,657	$5,191,514
Accounts receivable, net of allowance of $300,000	3,020,853	3,050,796
Income tax refund receivable	272,380	409,386
Inventories, net of allowance for excess and obsolete
inventory of $1,750,000 and $1,000,000, respectively	20,730,453	22,666,385
Prepaid expenses	122,283	129,357
Deferred income taxes	1,066,000	920,000
Total current assets	33,578,626	32,367,438

Property and equipment, at cost:
Land and buildings	8,794,272	8,794,272
Machinery and equipment	3,125,422	2,953,949
Leasehold improvements	9,633	9,633
Total property and equipment, at cost	11,929,327	11,757,854
Less accumulated depreciation and amortization	(3,963,444)	(3,666,327)
Net property and equipment	7,965,883	8,091,527

Other assets:
Goodwill	1,560,183	1,560,183
Other assets	11,428	13,778
Total other assets	1,571,611	1,573,961

Total assets	$43,116,120	$42,032,926

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

Note 9 – Related Parties

The Company leased on a month-to-month basis through September 30, 2012 one warehouse in Oklahoma from a company owned by David E. Chymiak and Kenneth A. Chymiak. The total payments made on the lease to this company were $0.1 million for each of the years ended September 30, 2012 and 2011.

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

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013 (the “Proxy Statement”). A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

10.9
Change in Control Agreement dated April 2, 2012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

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

ADDvantage Technologies Group, Inc.

Date: December 13, 2013 By:	/s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 13, 2013	/s/ Kenneth A. Chymiak
Kenneth A. Chymiak, Chairman of the Board of Directors

Date: December 13, 2013	/s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial Officer) and Director

Date: December 13, 2013	/s/ David E. Chymiak
David E. Chymiak, Chief Technology Officer and Director

Date: December 13, 2013	/s/ Thomas J. Franz
Thomas J. Franz, Director

Date: December 13, 2013	/s/ Paul F. Largess
Paul F. Largess, Director

Date: December 13, 2013	/s/ James C. McGill
James C. McGill, Director

Date: December 13, 2013	/s/ Stephen J. Tyde
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

10.9
Change in Control Agreement dated April 2, 2012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012.

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