Form 10-Q
period 2013-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2014-02-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2013

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2014 were 9,998,480.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2013

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets	2
	December 31, 2013 (unaudited) and September 30, 2013 (audited)

	Consolidated Statements of Income (unaudited)	4
	Three Months Ended December 31, 2013 and 2012

	Consolidated Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2013 and 2012

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 4.	Controls and Procedures.	13

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

	SIGNATURES

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	September 30, 2013 (audited)
Assets
Current assets:
Cash and cash equivalents	$7,744,725	$8,366,657
Accounts receivable, net of allowance of $300,000	2,951,094	3,020,853
Income tax refund receivable	110,397	272,380
Inventories, net of allowance for excess and obsolete
inventory of $1,910,000 and $1,750,000, respectively	23,006,484	20,730,453
Prepaid expenses	117,129	122,283
Deferred income taxes	1,166,000	1,066,000
Total current assets	35,095,829	33,578,626

Property and equipment, at cost:
Land and buildings	8,794,272	8,794,272
Machinery and equipment	3,126,796	3,125,422
Leasehold improvements	9,633	9,633
Total property and equipment, at cost	11,930,701	11,929,327
Less accumulated depreciation and amortization	(4,049,872)	(3,963,444)
Net property and equipment	7,880,829	7,965,883

Other assets:
Goodwill	1,560,183	1,560,183
Other assets	11,428	11,428
Total other assets	1,571,611	1,571,611

Total assets	$44,548,269	$43,116,120

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (unaudited)	September 30, 2013 (audited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,906,907	$1,308,869
Accrued expenses	588,390	934,856
Notes payable – current portion	184,008	184,008
Total current liabilities	3,679,305	2,427,733

Notes payable, less current portion	1,272,602	1,318,604
Deferred income taxes	240,000	193,000

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,499,138 shares issued; and 9,998,480 shares outstanding	104,991	104,991
Paid in capital	(5,564,658)	(5,578,500)
Retained earnings	45,816,043	45,650,306
Total shareholders’ equity before treasury stock	40,356,376	40,176,797

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	39,356,362	39,176,783

Total liabilities and shareholders’ equity	$44,548,269	$43,116,120

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Sales:
Net new sales income	$4,279,785	$5,598,898
Net refurbished sales income	1,733,579	3,013,217
Net service income	878,463	1,004,083
Total net sales	6,891,827	9,616,198
Cost of sales	4,786,140	6,470,370
Gross profit	2,105,687	3,145,828
Operating, selling, general and administrative expenses	1,832,967	1,853,530
Income from operations	272,720	1,292,298
Interest expense	5,983	6,881
Income before provision for income taxes	266,737	1,285,417
Provision for income taxes	101,000	488,000

Net income attributable to common shareholders	$165,737	$797,417

Earnings per share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Shares used in per share calculation:
Basic	9,998,480	10,185,026
Diluted	10,009,689	10,185,398

See notes to unaudited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
Operating Activities
Net income	$165,737	$797,417
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	86,428	78,723
Provision for excess and obsolete inventories	160,000	160,000
Deferred income tax benefit	(53,000)	(24,000)
Share based compensation expense	31,341	41,392
Changes in assets and liabilities:
Accounts receivable	69,759	(119,536)
Income tax refund receivable	161,983	409,386
Inventories	(2,436,031)	873,931
Prepaid expenses	(12,345)	28,803
Other assets	–	2,350
Accounts payable	1,598,038	261,549
Income tax payable	–	107,918
Accrued expenses	(346,466)	(348,728)
Net cash provided by (used in) operating activities	(574,556)	2,269,205

Investing Activities
Additions to machinery and equipment	(1,374)	–
Net cash used in investing activities	(1,374)	–

Financing Activities
Payments on notes payable	(46,002)	(46,002)
Purchases of treasury stock	–	(68,713)
Net cash used in financing activities	(46,002)	(114,715)

Net increase (decrease) in cash and cash equivalents	(621,932)	2,154,490
Cash and cash equivalents at beginning of period	8,366,657	5,191,514
Cash and cash equivalents at end of period	$7,744,725	$7,346,004

Supplemental cash flow information:
Cash paid for interest	$5,953	$6,847
Cash paid for income taxes	$–	$–

See notes to unaudited consolidated financial statements.

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated financial statements not misleading.  The consolidated financial statements as of September 30, 2013 have been audited by an independent registered public accounting firm.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013.

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services) and Adams Global Communications, LLC (collectively, the “Company”), sells new, surplus and re-furbished cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  The Company operates in one business segment and product sales consist of different types of equipment used in the cable television equipment industry.

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the term debt approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 2 – Inventories

Inventories at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013	September 30, 2013
New	$18,957,434	$16,355,035
Refurbished	5,959,050	6,125,418
Allowance for excess and obsolete inventory	(1,910,000)	(1,750,000)

	$23,006,484	$20,730,453

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

The Company regularly reviews inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for obsolete inventory during the three months ended December 31, 2013 and 2012, increasing the cost of sales by approximately $0.2 million each year.

Note 3 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  The only outstanding term loan under the Credit and Term Loan Agreement has an outstanding balance of approximately $1.5 million at December 31, 2013 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.57% at December 31, 2013) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At December 31, 2013, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.92% at December 31, 2013), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 28, 2014.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at December 31, 2013.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The carrying value of the Company’s borrowings approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 4 – Earnings Per Share

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

Basic and diluted earnings per share for the three months ended December 31, 2013 and 2012 are:

	Three Months Ended December 31,
	2013	2012
Net income attributable to
common shareholders	$165,737	$797,417

Basic weighted average shares	9,998,480	10,185,026
Effect of dilutive securities:
Stock options	11,209	372
Diluted weighted average shares	10,009,689	10,185,398

Earnings per common share:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

Note 5 – Stock Option Plan

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

At December 31, 2013, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 280,141 shares were available for future grants.

Stock Options

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Statements of Income.

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

A summary of the status of the Company's stock options at December 31, 2013 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2013	363,000	$2.83
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2013	363,000	$2.83

Exercisable at December 31, 2013	163,000	$3.30

No nonqualified stock options were granted for the three months ended December 31, 2013.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2013 is as follows:

Three Months Ended
December 31, 2013
Fiscal year 2012 grant	$13,842

The Company records compensation expense over the vesting term of the related options.  At December 31, 2013, compensation costs related to these unvested stock options not yet recognized in the Company’s Consolidated Statements of Income was $97,347.

Restricted Stock

The Company granted restricted stock in March 2013 to its Board of Directors totaling 31,815 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors and employee at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $70,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s Consolidated Balance Sheets.

Note 6 – Subsequent Event

Subsequent to December 31, 2013, the Company received an unsolicited offer to buy Adams Global Communications LLC (“AGC”).  The Company elected to pursue this opportunity to sell AGC as management determined that AGC did not fit within the Company’s primary cable television equipment distribution business of selling new and used headend and access and transport equipment, and AGC was not performing to the Company’s expectations.  On January 31, 2014, the Company entered into an agreement to sell the majority of the net assets and operations of Adams Global Communications to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for approximately $2 million in cash.  As part of the sales agreement, ADDvantage retains their existing relationship with ARRIS, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage will retain the AGC facility.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  AGC’s net assets that were disposed of consisted of approximately $2.6 million of current assets, $0.5 million of noncurrent assets and $0.1 million of current liabilities, which will yield a loss on the sale, net of tax, of approximately $0.6 million.

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of ADDvantage Technologies Group, Inc.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K/A for the year ended September 30, 2013, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

Recent Business Developments

Sale of Adams Global Communications

Subsequent to December 31, 2013, the Company received an unsolicited offer to buy Adams Global Communications LLC (“AGC”).  The Company elected to pursue this opportunity to sell AGC as management determined that AGC did not fit within the Company’s primary cable television equipment distribution business of selling new and used headend and access and transport equipment, and AGC was not performing to the Company’s expectations.  On January 31, 2014, the Company entered into an agreement to sell the majority of the net assets and operations of Adams Global Communications to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for approximately $2 million in cash.  As part of the sales agreement, ADDvantage retains their existing relationship with ARRIS, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage will retain the AGC facility.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  AGC’s net assets that were disposed of consisted of approximately $2.6 million of current assets, $0.5 million of noncurrent assets and $0.1 million of current liabilities, which will yield a loss on the sale, net of tax, of approximately $0.6 million.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2013 and December 31, 2012

Total Net Sales.  Total net sales decreased $2.7 million, or 28%, to $6.9 million for the three months ended December 31, 2013 from $9.6 million for the three months ended December 31, 2012.  The decrease in net sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry and the absence of equipment sales as a result of Hurricane Sandy for the three months ended December 31, 2012.  New equipment sales decreased $1.3 million, or 24%, to $4.3 million for the three months ended December 31, 2013 from $5.6 million for the three months ended December 31, 2012.  Net refurbished sales decreased $1.3 million, or

43%, to $1.7 million for the three months ended December 31, 2013 from $3.0 million for the same period last year. Net repair service revenues decreased $0.1 million, or 13%, to $0.9 million for the three months ended December 31, 2013 from $1.0 million for the same period last year.

Cost of Sales.  Cost of sales includes (i) the costs of new and refurbished equipment, on a weighted average cost basis, sold during the period, (ii) the equipment costs used in repairs, (iii) the related transportation costs, and (iv) the labor and overhead directly related to these sales.  Cost of sales decreased $1.7 million, or 26%, to $4.8 million for the three months ended December 31, 2013 from $6.5 million for the three months ended December 31, 2012.  The decrease in cost of sales was due primarily to a net decrease in equipment sales.  Cost of sales as a percent of revenue was 69% for the three months ended December 31, 2013 as compared to 67% for the same period last year.  The increase in cost of sales as a percent of revenue was due primarily to significantly lower costs on certain refurbished equipment sold during the three months ended December 31, 2012.

Gross Profit.  Gross profit decreased $1.0 million, or 33%, to $2.1 million for the three months ended December 31, 2013 from $3.1 million for the three months ended December 31, 2012.  The decrease in gross profit primarily resulted from increased sales of certain refurbished equipment purchased at significant discounts for the three months ended December 31, 2012 as discussed above.  Gross profit margins decreased to 31% for the three months ended December 31, 2013 from 33% for the same period last year.

Operating, Selling, General and Administrative Expenses. Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained flat at $1.8 million for the three months ended December 31, 2013 and 2012.

Income from Operations.  Income from operations decreased $1.0 million, or 79%, to $0.3 million for the three months ended December 31, 2013 from $1.3 million for the three months ended December 31, 2012 for the reasons described above.

Interest Expense.  Interest expense decreased $1 thousand, or 13%, to $6 thousand for the three months ended December 31, 2013 from $7 thousand for the three months ended December 31, 2012.

Income Taxes.  The provision for income taxes decreased by $0.4 million to $0.1 million, or an effective rate of 37.9%, for the three months ended December 31, 2013 from $0.5 million, or an effective rate of 38.0% for the same period last year.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K/A for fiscal 2013 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At December 31, 2013, we had total inventory of $24.9 million, against which we have a reserve of $1.9 million for excess and obsolete inventory, leaving us a net inventory of $23.0 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the three months ended December 31, 2013, we recorded charges to our reserve for excess and obsolete inventory of $0.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At December 31, 2013, accounts receivable, net of allowance for returns and doubtful accounts of $0.3 million, amounted to $3.0 million.

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

Liquidity and Capital Resources

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the three months ended December 31, 2013, we used $0.6 million of cash for operations.  The cash flow from operations was unfavorably impacted by $2.4 million from a net increase in inventory due primarily to purchases of new inventory with certain manufacturer incentives.  As a result of the purchases of new inventory, accounts payable had a favorable impact of $1.6 million to cash flows based on the timing of payments to these vendors.

We expect that our cash and cash equivalents of $7.7 million at December 31, 2013 will be sufficient to finance our working capital needs and scheduled debt payments in the near-term.  The $7.0 million line of credit can also be used to finance our working capital requirements as necessary.  At December 31, 2013, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at December 31, 2013).  Any future borrowings under the revolving credit facility are due at maturity.

During the three months ended December 31, 2013, we made principal payments totaling $46 thousand on our remaining term loan under our Credit and Term Loan Agreement with our primary lender.  The term loan requires monthly payments of $15,334 plus accrued interest through November 2021.

We believe that our cash flow from operations, current cash balances and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 13, 2014                                                              /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  February 13, 2014                                                              /s/ Scott A. Francis
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