Form 10-Q
period 2014-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2014-05-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2014 were 10,017,530.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2014

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2014 and September 30, 2013

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Six Months Ended March 31, 2014 and 2013

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2014 and 2013

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 4.	Controls and Procedures.	22

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	23

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$4,545,594	$8,476,725
Accounts receivable, net of allowance of $200,000 and $300,000, respectively	4,418,867	2,390,979
Income tax refund receivable	644,658	258,790
Inventories, net of allowance for excess and obsolete
inventory of $2,050,000 and $1,600,000, respectively	22,943,106	18,011,706
Prepaid expenses	167,783	106,509
Deferred income taxes	1,146,000	1,066,000
Other current assets	380,433	−
Current assets of discontinued operations held for sale	13,136	3,267,917
Total current assets	34,259,577	33,578,626

Property and equipment, at cost:
Land and buildings	7,208,679	7,208,679
Machinery and equipment	3,594,233	2,991,412
Leasehold improvements	156,747	9,633
Total property and equipment, at cost	10,959,659	10,209,724
Less accumulated depreciation and amortization	(4,423,952)	(3,831,238)
Net property and equipment	6,535,707	6,378,486

Intangibles, net of accumulated amortization	9,197,344	−
Goodwill	2,070,085	1,150,060
Other assets	131,428	11,428
Assets of discontinued operations held for sale	1,512,440	1,997,520

Total assets	$53,706,581	$43,116,120

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	September 30, 2013
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,619,435	$1,138,494
Accrued expenses	1,035,154	878,474
Notes payable – current portion	835,493	184,008
Other current liabilities	959,845	−
Current liabilities of discontinued operations held for sale	13,986	226,757
Total current liabilities	7,463,913	2,427,733

Notes payable, less current portion	5,596,028	1,318,604
Deferred income taxes	185,000	193,000
Other liabilities	1,925,586	−

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,518,188 and 10,499,138 shares issued, respectively; and 10,017,530 and 9,998,480 shares outstanding, respectively	105,182	104,991
Paid in capital	(5,491,007)	(5,578,500)
Retained earnings	44,921,893	45,650,306
Total shareholders’ equity before treasury stock	39,536,068	40,176,797

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	38,536,054	39,176,783

Total liabilities and shareholders’ equity	$53,706,581	$43,116,120

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales	$8,313,815	$6,764,102	$14,433,549	$14,663,599
Cost of sales	6,082,648	4,897,750	10,339,154	10,178,523
Gross profit	2,231,167	1,866,352	4,094,395	4,485,076
Operating, selling, general and administrative expenses	2,659,420	1,386,849	4,289,296	2,934,401
Operating income (loss)	(428,253)	479,503	(194,901)	1,550,675
Interest expense	25,011	6,509	30,994	13,390
Income (loss) before provision for income taxes	(453,264)	472,994	(225,895)	1,537,285
Provision (benefit) for income taxes	(176,000)	180,000	(88,000)	584,000
Income (loss) from continuing operations	(277,264)	292,994	(137,895)	953,285

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(60,444)	3,315	(34,076)	140,441
Loss on sale of discontinued operations, net of tax	(556,442)	−	(556,442)	−
Discontinued operations, net of tax	(616,886)	3,315	(590,518)	140,441

Net income (loss)	$(894,150)	$296,309	$(728,413)	$1,093,726

Earnings (loss) per share:
Basic
Continuing operations	$(0.03)	$0.03	$(0.01)	$0.09
Discontinued operations	(0.06)	0.00	(0.06)	0.02
Total	$(0.09)	$0.03	$(0.07)	$0.11
Diluted
Continuing operations	$(0.03)	$0.03	$(0.01)	$0.09
Discontinued operations	(0.06)	0.00	(0.06)	0.02
Total	$(0.09)	$0.03	$(0.07)	$0.11
Weighted average shares used in per share calculation:
Basic	10,004,830	10,029,377	10,001,655	10,106,612
Diluted	10,004,830	10,029,501	10,001,655	10,106,906

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
Operating Activities
Net income (loss)	$(728,413)		$1,093,726
Net income (loss) from discontinued operations	(590,518)		140,441
Net income (loss) from continuing operations	(137,895)		953,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,833		131,959
Provision for excess and obsolete inventories	300,000		300,000
Deferred income tax provision (benefit)	(88,000)		48,000
Share based compensation expense	61,851		82,784
Changes in assets and liabilities:
Accounts receivable	(376,746)		(107,310)
Income tax refund receivable	(385,868)		372,158
Inventories	(2,264,830)		1,106,881
Prepaid expenses	(35,441)		(43,151)
Other assets	−		2,350
Accounts payable	1,669,098		366,858
Accrued expenses	13,934		107,462
Net cash provided by (used in) operating activities – continuing operations	(1,007,064)		3,321,276
Net cash provided by (used in) operating activities – discontinued operations	257,401		(374,712)
Net cash provided by (used in) operating activities	(749,663)		2,946,564

Investing Activities
Acquisition of business, net of cash acquired	(10,011,080)		−
Additions to machinery and equipment	(23,476)		(30,830)
Proceeds from sale of discontinued operations	2,000,000		−
Net cash used in investing activities	(8,034,556)		(30,830)

Financing Activities
Proceeds on notes payable	5,000,000		−
Payments on notes payable	(146,912)		(92,004)
Purchase of treasury stock	−		(479,914)
Proceeds from stock options exercised	−		3,300
Net cash provided by (used in) financing activities	4,853,088		(568,618)

Net increase (decrease) in cash and cash equivalents	(3,931,131)		2,347,116
Cash and cash equivalents at beginning of period	8,476,725		5,191,514
Cash and cash equivalents at end of period	$4,545,594		$7,538,630

Supplemental cash flow information:
Cash paid for interest	$31,004		$13,398
Cash paid for income taxes	$27,000		$296,000

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$(2,744,338)	$	−
Working capital purchase price receivable	$380,433	$	−

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Description of Business

Basis of presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013.

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services), and Nave Communications Company (“Nave Communications”) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  Through Nave Communications, the Company sells quality used telecommunications equipment primarily in North America.  In addition, Nave Communications also provides decommissioning services for surplus and obsolete equipment, which Nave Communications in turn processes through its recycling services.  The Company operates in two business segments, cable television and telecommunications, and product sales consist of different types of equipment used in the cable television and telecommunications equipment industries.

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.  The carrying value of the term debt approximates fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 2 – Acquisition

As part of the Company’s growth strategy, the Company is pursuing an acquisition strategy to expand into the broader telecommunications industry.  On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications, a telecommunications distributor of quality used telecommunication networking equipment and a recycler of surplus and obsolete telecommunications equipment.  This acquisition, along with its retained management team, will diversify the Company’s business outside of the cable television industry and will also allow the Company to capitalize on growth opportunities in both the cable television and telecommunication industries.  The preliminary estimated purchase price for Nave Communications includes the following:

Upfront cash payments, net of cash received	$10,011,080
Deferred guaranteed payments (a)	2,744,338
Working capital purchase adjustment	(380,433)
Net purchase price	$12,374,985

(a)
This amount represents the present value of $3.0 million in deferred payments, which will be paid in equal annual installments over the next three years.  These deferred payments are recorded in other current liabilities ($1.0 million) and other long-term liabilities ($1.7 million).

Under the acquisition method of accounting, the total estimated purchase price is allocated to Nave Communications’ net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of February 28, 2014, the effective date of the acquisition. Any remaining amount is recorded as goodwill.

The following summarizes the preliminary purchase price allocation of the fair value of the assets acquired and the liabilities assumed at February 28, 2014:

Assets acquired:	(in thousands)
Cash and cash equivalents	$113
Accounts receivable	1,651
Inventories	2,287
Property and equipment, net	294
Other non-current assets	120
Intangible assets	9,274
Goodwill	920
Total assets acquired	14,659

Liabilities assumed:
Accounts payable	1,811
Accrued expenses	284
Capital lease obligation – current portion	21
Capital lease obligation	55
Total liabilities assumed	2,171
Net assets acquired	12,488
Less cash acquired	113
Net purchase price	$12,375
The acquired intangible assets of approximately $9.3 million consist primarily of customer relationships, technology, trade name, and non-compete agreements with the former owners.

The Company will also make payments over the next three years equal to 70% of Nave Communications’ annual EBITDA in excess of $2.0 million per year.  The Company will recognize the expense ratably over the three year period as compensation expense.

The Company has one year from the date of the acquisition to finalize the purchase price allocation, and there may be a material change in the purchase price allocation as presented.  The Company is still working with its valuation experts on the valuation of identifiable intangibles and inventories for which any change may impact the goodwill amount recorded.  If information becomes available which would indicate material adjustments are required to the preliminary purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Nave Communications for the three and six months ended March 31, 2014 and March 31, 2013, on a pro forma basis, as though the companies had been combined as of October 1, 2013.  The pro forma earnings for the three and six months ended March 31, 2014 and March 31, 2013 were adjusted to include intangible amortization expense of $0.3 million and $0.5 million, respectively, and incremental interest expense of $50 thousand and $100 thousand, respectively, as if the $5.0 million term loan used to help fund the acquisition had been entered into on October 1, 2012.  The $0.6 million of acquisition-related expenses were included in the six month period ending March 31, 2013 as if the acquisition occurred at October 1, 2012.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Total net sales	$10,308	$10,257	$20,499	$20,867
Income (loss) from continuing operations	$(90)	$430	$433	$926
Net income (loss)	$(699)	$433	$(158)	$1,066
Earnings (loss) per share:
Basic:
Continuing operations	$(0.01)	$0.04	$0.04	$0.09
Net income	$(0.07)	$0.04	$(0.02)	$0.11
Diluted:
Continuing operations	$(0.01)	$0.04	$0.04	$0.09
Net income	$(0.07)	$0.04	$(0.02)	$0.11

Note 3 – Discontinued Operations and Assets Held for Sale

On January 31, 2014, the Company entered into an agreement to sell the majority of the net assets and operations of Adams Global Communications, LLC (“AGC”) to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for $2 million in cash, which yielded  an after tax loss of $0.6 million.  As part of the sales agreement, ADDvantage retained their existing relationship with ARRIS, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage retained the AGC facility.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  The Company elected to pursue this opportunity to sell AGC as management determined that AGC did not fit within the Company’s primary cable television equipment distribution business of selling new and used headend and access and transport equipment, and AGC was not performing to the Company’s expectations.

The calculation of the loss on sale of AGC is as follows:

Cash proceeds	$2,000,000

Assets sold:
Accounts receivable	454,269
Inventories	2,044,135
Prepaid expenses	12,054
Property and equipment	60,586
Goodwill	410,123
Other	14,025
2,995,192
Liabilities transferred:
Accounts payable	77,675
Accrued expenses	6,075
83,750
Net assets sold	2,911,442

Loss on sale of net assets of AGC	$911,442

Assets and liabilities included within discontinued operations held for sale in the Company’s Consolidated Condensed Balance Sheets at March 31, 2014 and September 30, 2013, are as follows:

	March 31, 2014		September 30, 2013
Assets:
Cash and cash equivalents		$(3,454)	$(110,068)
Accounts receivable, net		−	629,874
Income tax receivable		16,590	13,590
Inventory		−	2,718,747
Prepaid expenses		−	15,775
Current assets of discontinued operations held for sale		$13,136	$3,267,918

Property and equipment, at cost:
Land and building		$1,585,594	$1,585,594
Machinery and equipment		−	134,010
Less accumulated depreciation		(73,154)	(132,207)
Net property and equipment		1,512,440	1,587,397
Goodwill		−	410,123
Assets of discontinued operations held for sale		$1,512,440	$1,997,520

Liabilities:
Accounts payable	$	−	$170,375
Accrued expenses		13,986	56,382
Current liabilities of discontinued operations held for sale		$13,986	$226,757
The Company retained the AGC facility following the disposition and is actively marketing the facility with a real estate broker. Therefore, the Company has classified this facility as “Assets held for sale” on the Consolidated Condensed Balance Sheet, net of accumulated depreciation.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of AGC which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Condensed Statements of Operations for the three months and six months ended March 31, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Total net sales	$238,331	$1,507,907	$1,408,462	$3,275,180

Income (loss) before provision for income taxes	(95,444)	6,315	(56,076)	227,441
Income tax provision (benefit)	(35,000)	3,000	(22,000)	87,000
Income (loss) from discontinued operations, net of tax	(60,444)	3,315	(34,076)	140,441

Loss on sale of discontinued operations	(911,442)	−	(911,442)	−
Income tax benefit	(355,000)	−	(355,000)	−
Loss on sale of discontinued operations, net of tax	(556,442)	−	(556,442)	−
Discontinued operations, net of tax	$(616,886)	$3,315	$(590,518)	$140,441

Note 4 – Inventories

Inventories at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014	September 30, 2013
New	$18,690,912	$15,679,789
Refurbished	6,302,194	3,931,917
Allowance for excess and obsolete inventory	(2,050,000)	(1,600,000)
	$22,943,106	$18,011,706

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.  The refurbished inventory at March 31, 2014 includes $2.4 million from the Nave Communications acquisition.

The Company regularly reviews the cable television segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for cable television obsolete inventory during the six months ended March 31, 2014 and 2013, increasing the cost of sales by approximately $0.3 million each year. Any obsolete and excess telecommunications inventory is processed through Nave Communications’ recycling program.

Note 5 – Intangible Assets

As a result of the Nave Communications acquisition, the Company now has intangible assets with finite useful lives based on the preliminary purchase price allocation (see Note 2).  Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets at March 31, 2014 are as follows:

March 31, 2014
Intangible assets:
Customer relationships	$5,353,000
Technology	2,153,000
Trade name	1,537,000
Non-compete agreements	231,000
9,274,000
Accumulated amortization	(76,656)
Total intangible assets, net of accumulated amortization	$9,197,344

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”), which is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  One of the outstanding term loans under the Credit and Term Loan Agreement has an outstanding balance of approximately $1.4 million at March 31, 2014 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.56% at March 31, 2014) and is reset monthly.

In connection with the acquisition of Nave, ADDvantage entered into a $5.0 million term loan under the Credit and Term Loan Agreement.  The term loan is a five year term loan with a seven year amortization payment schedule.  The term loan outstanding balance is $4.9 million at March 31, 2014 and is due March 4, 2019, with monthly principal and interest payments of $68,505.  The interest rate is a fixed rate of 4.07%.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At March 31, 2014, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at March 31, 2014), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 28, 2014.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at March 31, 2014.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Note 7 – Earnings Per Share

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

Basic and diluted earnings per share for the three and six months ended March 31, 2014 and 2013 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Income (loss) from continuing operations	$(277,264)	$292,994	$(137,895)	$953,285
Discontinued operations, net of tax	(616,886)	3,315	(590,518)	140,441
Net income (loss) attributable to common shareholders	$(894,150)	$296,309	$(728,413)	$1,093,726

Basic weighted average shares	10,004,830	10,029,377	10,001,655	10,106,612
Effect of dilutive securities:
Stock options	−	124	−	294
Diluted weighted average shares	10,004,830	10,029,501	10,001,655	10,106,906
Earnings (loss) per common share:
Basic
Continuing operations	$(0.03)	$0.03	$(0.01)	$0.09
Discontinued operations	(0.06)	0.00	(0.06)	0.02
Total	$(0.09)	$0.03	$(0.07)	$0.11
Diluted
Continuing operations	$(0.03)	$0.03	$(0.01)	$0.09
Discontinued operations	(0.06)	0.00	(0.06)	0.02
Total	$(0.09)	$0.03	$(0.07)	$0.11

Note 8 – Stock Option Plans

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

At March 31, 2014, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 264,091 shares were available for future grants.

Stock Options

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Condensed Statements of Operations.

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

A summary of the status of the Company's stock options at March 31, 2014 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2013	363,000	$2.83
Granted	–	–
Exercised	–	–
Expired	3,000	$4.40
Forfeited	−	−
Outstanding at March 31, 2014	360,000	$2.82

Exercisable at March 31, 2014	160,000	$3.28

No nonqualified stock options were granted for the six months ended March 31, 2014.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2014 is as follows:

Six Months Ended
March 31, 2014
Fiscal year 2012 grant	$27,685

The Company records compensation expense over the vesting term of the related options.  At March 31, 2014, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $83,504.

Restricted Stock

The Company granted restricted stock in March 2014 to its Board of Directors totaling 19,050 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $60,000 and is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s Consolidated Condensed Balance Sheets.

Note 9 – Segment Reporting

During the second quarter of fiscal year 2014, the Company changed its organizational structure with the acquisition of Nave Communications. As a result of this acquisition, information that the Company’s management team regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, the Company is reporting its financial performance based on its new external reporting segments: Cable Television and Telecommunications. These reportable segments are described below.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment also repairs cable television equipment for various cable companies.

Telecommunications (”Telco”)

The Company’s Telecommunications segment consists of Nave Communications.  Through Nave Communications’ diverse customer base and its broad range of manufacturer systems and components, Nave Communications’ provides cost effective telecommunications and networking solutions to expand network capacity and infrastructure for its customers.  Nave Communications specializes in the sale of certified used telecommunications networking equipment.  In addition, Nave Communications offers its customers decommissioning services for surplus and obsolete equipment, which Nave Communications in turn processes through its recycling services.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

The Company did not have any intersegment sales for the three and six months ended March 31, 2014 and 2013.  Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property, plant and equipment, goodwill and other intangible assets.

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Sales
Cable TV	$7,248,191	$6,764,102	$13,367,925	$14,663,599
Telco	1,065,624	−	1,065,624	−
Total sales	$8,313,815	$6,764,102	$14,433,549	$14,663,599

Gross profit
Cable TV	$1,852,660	$1,866,352	$3,715,888	$4,485,076
Telco	378,507	−	378,507	−
Total gross profit	$2,231,167	$1,866,352	$4,094,395	$4,485,076

Operating income (loss)
Cable TV	$249,103	$479,503	$482,455	$1,550,675
Telco	(677,356)	−	(677,356)	−
Total operating income (loss)	$(428,253)	$479,503	$(194,901)	$1,550,675

Segment assets
Cable TV	$30,593,544	$28,685,094	$30,593,544	$28,685,094
Telco	14,490,559	−	14,490,559	−
Non-allocated (A)	8,622,478	14,482,411	8,622,478	14,482,411
Total assets	$53,706,581	$43,167,505	$53,706,581	$43,167,505

(A)	March 31, 2013 balances include $5.8 million of discontinued operations assets as a result of the sale of Adams Global Communications in the second fiscal quarter of 2014.

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K/A for the year ended September 30, 2013, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

During the second quarter of fiscal year 2014, the Company changed its organizational structure with the acquisition of Nave Communications. As a result of this acquisition, information that the Company’s management team regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, the Company is reporting its financial performance based on its new external reporting segments: Cable Television and Telecommunications. These reportable segments are described below.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America and South America.  In addition, this segment also repairs cable television equipment for various cable companies.

Telecommunications (”Telco”)

The Company’s Telecommunications segment sells certified used telecommunications networking equipment from a broad range of manufacturers primarily in North America.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling services.

Recent Business Developments

Sale of Adams Global Communications

On January 31, 2014, the Company executed an agreement to sell the majority of the net assets and operations of Adams Global Communications to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for approximately $2 million in cash, which yielded an after tax loss of $0.6 million.  As part of the sales agreement, ADDvantage retained their existing relationship with ARRIS, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage retained the AGC facility, which is currently being actively marketed for sale.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  AGC’s net assets that were disposed of consisted of approximately $2.5 million of current assets, $0.5 million of noncurrent assets and $0.1 million of current liabilities, which yielded a loss on the sale, net of tax, of approximately $0.6 million.

Assets Held for Sale

As a result of the sale of the net assets of AGC discussed above, the Company retained the AGC facility and has engaged a real estate broker to sell the facility.  The net book value of the facility is $1.5 million.

Acquisition of Nave Communications Company

On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications, a provider of quality used telecommunication networking equipment.  The purchase price for Nave Communications includes approximately $10.1 million in upfront payments, as well as $3.0 million in deferred payments over the next three years.  In addition, the Company will make future earn-out payments equal to 70% of Nave Communications’ annual EBITDA in excess of an EBITDA target of $2 million per year over the next three years, which is estimated  to be between $0.7 million and $1.0 million annually.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Consolidated

Consolidated net sales increased $1.5 million, or 23%, to $8.3 million for the three months ended March 31, 2014 from $6.8 million for the three months ended March 31, 2013.  The increase in net sales was a result of increases in both the Cable TV and Telco segments, which increased $0.4 million and $1.1 million, respectively.  Consolidated gross profit increased $0.3 million, or 20%, to $2.2 million for the three months ended March 31, 2014 from $1.9 million for the same period last year.  The increase in gross profit was due primarily to gross profit from the Telco segment as a result of the Nave Communications acquisition as discussed in Note 2, while gross profit from the Cable TV segment was relatively flat compared to the same period last year.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.3 million, or 91%, to $2.7 million for the three months ended March 31, 2014 from $1.4 million for the same period last year.  This increase was primarily due to increased expenses of the Cable TV segment of $0.2 million and the Telco segment $1.1 million as a result of the Nave Communications acquisition.

Interest expense increased $18 thousand to $25 thousand for the three months ended March 31, 2014 from $7 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the $5.0 million term loan entered into in connection with the Nave Communications acquisition.

The benefit for income taxes was $0.2 million for the three months ended March 31, 2014, or an effective rate of 39%, from a provision for income taxes of $0.2 million for the three months ended March 31, 2013, or an effective rate of 38%.

Segment Results

Cable TV

Net sales for the Cable TV segment increased $0.4 million to $7.2 million for the three months ended March 31, 2014 from $6.8 million for the same period last year.  The increase in sales was due primarily to an increase in new equipment sales of $0.7 million, partially offset by a decrease in refurbished equipment sales of $0.2 million.  Equipment sales increased primarily as a result of supplying a major multiple system operator (“MSO”) equipment for certain projects, partially offset by the continued decrease in plant expansions and bandwidth upgrades.  Gross margin was 26% for the three months ended March 31, 2014 and 28% for the same period last year.  The decrease in gross margin was due primarily to lower margins on new equipment sales.

Operating, selling, general and administrative expenses increased $0.2 million to $1.6 million for the three months ended March 31, 2014 from $1.4 million for the same period last year.  The increase was due primarily to increased personnel costs.

Telco

Net sales for the Telco segment were $1.1 million for the three months ended March 31, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Substantially all of the revenue for the quarter was derived from equipment sales.  Gross margin was 36% for the three months ended March 31, 2014.

Operating, selling, general and administrative expenses were $1.1 million for the three months ended March 31, 2014.  These expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was a loss of $60 thousand for the three months ended March 31, 2014 compared to income of $3 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was $0.6 million, which resulted from the sale of the net assets of Adams Global Communications on January 31, 2014 for $2 million in cash.

Comparison of Results of Operations for the Six Months Ended March 31, 2014 and March 31, 2013

Consolidated

Consolidated net sales decreased $0.3 million, or 2%, to $14.4 million for the six months ended March 31, 2014 from $14.7 million for the six months ended March 31, 2013.  The decrease in net sales was a result of a decrease in the Cable TV segment of $1.3 million, largely offset by an increase in the Telco segment of $1.1 million as a result of the Nave Communications acquisition as discussed in Note 2.  Consolidated gross profit decreased $0.4 million, or 9%, to $4.1 million for the six months ended March 31, 2014 from $4.5 million for the same period last year.  The decrease in gross profit was due primarily to a decrease in the Cable TV segment of $0.8 million, partially offset by an increase in the Telco segment of $0.4 as a result of the Nave Communications acquisition.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.4 million, or 46%, to $4.3 million for the six months ended March 31, 2014 from $2.9 million for the same period last year.  This increase was primarily due to increased expenses of the Cable TV segment of $0.3 million and the Telco segment $1.1 million as a result of the Nave Communications acquisition.

Interest expense increased $18 thousand to $31 thousand for the six months ended March 31, 2014 from $13 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the $5.0 million term loan entered into in connection with the Nave Communications acquisition.

The benefit for income taxes was $0.1 million for the six months ended March 31, 2014, or an effective rate of 39%, from a provision for income taxes of $0.6 million for the six months ended March 31, 2013, or an effective rate of 38%.

Segment Results

Cable TV

Net sales for the Cable TV segment decreased $1.3 million to $13.4 million for the six months ended March 31, 2014 from $14.7 million for the same period last year.  The decrease in sales was due primarily to a decrease in new equipment sales and refurbished equipment sales of $0.3 million and $0.8 million, respectively.  The decrease in equipment sales was due primarily to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry and the absence of equipment sales as a result of Hurricane Sandy for the three months ended December 31, 2012, partially offset by supplying a major MSO equipment for certain projects.  Gross margin was 28% for the six months ended March 31, 2014 and 31% for the same period last year.  The decrease in gross margin was due primarily to lower sales from refurbished equipment sales, which typically yield higher margins.

Operating, selling, general and administrative expenses increased $0.3 million to $3.2 million for the six months ended March 31, 2014 from $2.9 million for the same period last year.  The increase was due primarily to increased personnel costs.

Telco

Revenues for the Telco segment were $1.1 million for the six months ended March 31, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Substantially all of the revenue for the quarter was derived from equipment sales.  Gross margin was 36% for the six months ended March 31, 2014.

Operating, selling, general and administrative expenses were $1.1 million for the six months ended March 31, 2014.  These expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was a loss of $34 thousand for the six months ended March 31, 2014 compared to income of $140 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was $0.6 million, which resulted from the sale of the net assets of Adams Global Communications on January 31, 2014 for $2 million in cash.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income (loss)	$249,103	$(677,356)	$(428,253)	$479,503	$	−	$479,503
Depreciation	75,991	8,536	84,527	66,764		−	66,764
Amortization	−	76,656	76,656	−		−	−
EBITDA (a)	$325,094	$(592,164)	$(267,070)	$546,267	$	−	$546,267

(a)	The Telco segment for the three months ended March 31, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

	Six Months Ended March 31, 2014			Six Months Ended March 31, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income (loss)	$482,455	$(677,356)	$(194,901)	$1,550,675	$	−	$1,550,675
Depreciation	151,641	8,536	160,177	131,959		−	131,959
Amortization	−	76,656	76,656	−		−	−
EBITDA (a)	$634,096	$(592,164)	$41,932	$1,682,634	$	−	$1,682,634

(a)	The Telco segment for the six months ended March 31, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K/A for fiscal 2013 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Condensed Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At March 31, 2014, we had total inventory of $25.0 million, against which we have a reserve of $2.1 million for excess and obsolete inventory, leaving us a net inventory of $22.9 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the six months ended March 31, 2014, we recorded charges to our reserve for excess and obsolete inventory of $0.3 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At March 31, 2014, accounts receivable, net of allowance for returns and doubtful accounts of $0.2 million, amounted to $4.4 million.

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

Other Intangible Assets

As a result of the Nave Communications acquisition, we have intangible assets with finite useful lives.  Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the six months ended March 31, 2014, we used $1.0 million of cash flow for continuing operations.  The cash flow from operations was unfavorably impacted by $2.3 million from a net increase in inventory due primarily to purchases of new inventory with certain manufacturer incentives.  The cash flow from operations was favorably impacted by $1.7 million from a net increase in accounts payable due primarily to the timing of payments for inventory purchases.

Cash Flows Used for Investing Activities

During the six months ended March 31, 2014, cash used in investing activities was $8.0 million.  This was primarily due to the acquisition of Nave Communications in the amount of approximately $10.0 million, net of cash acquired, partially offset by the sale of the net assets of Adams Global Communications for $2.0 million.  The acquisition and sale are discussed in Note 2 and Note 3, respectively, of the Notes to the Consolidated Condensed Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  We also recorded an accrual at present value for deferred consideration of $2.7 million related to the Nave Communications acquisition, which consists of $3.0 million to be paid in equal annual installments over three years to the Nave Communications owners.  In addition, we will make future earn-out payments equal to 70% of Nave Communications EBITDA earnings in excess of $2.0 million over the next three years, which we estimate will be between $0.7 million and $1.0 million annually based on our preliminary purchase price allocation.

Cash Flows Provided by Financing Activities

During the six months ended March 31, 2014, cash provided by financing activities was $4.9 million primarily due to cash borrowings of $5.0 million, partially offset by note payable payments of $0.1 million.  Cash borrowings were due to a new term loan of $5.0 million under our Credit and Term Loan Agreement.  This term loan was used to assist in the funding of the acquisition of Nave Communications.

During the six months ended March 31, 2014, we made principal payments $0.1 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan, entered into in connection with the acquisition of Nave Communications, is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.  The interest rate is a fixed rate of 4.07%.

At March 31, 2014, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at March 31, 2014).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $4.5 million at March 31, 2014, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have completed the acquisition of Nave Communications effective February 28, 2014. We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Nave Communications to conform such internal control to that used in our other operations. However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Nave Communications’ internal control over financial reporting. Subject to the foregoing, during the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

2.1
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher and Michael Burch dated as of February 28, 2014 , incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 6, 2014.

10.1	Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 14, 2014                                                                      /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2014                                                                      /s/ Scott A. Francis
Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

2.1
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher and Michael Burch dated as of February 28, 2014 , incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 6, 2014.

10.1	Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.