Form 10-Q
period 2014-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2014-08-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2014 were 10,041,206.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2014

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	June 30, 2014 and September 30, 2013

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Nine Months Ended June 30, 2014 and 2013

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2014 and 2013

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	23

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	24

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$3,989,694	$8,476,725
Accounts receivable, net of allowance of $200,000 and $300,000, respectively	3,828,916	2,390,979
Other receivable	1,413,001	−
Income tax refund receivable	553,912	258,790
Inventories, net of allowance for excess and obsolete inventory of $2,200,000 and $1,600,000, respectively	23,728,181	18,011,706
Prepaid expenses	187,234	106,509
Deferred income taxes	1,257,000	1,066,000
Current assets of discontinued operations held for sale	12,590	3,267,917
Total current assets	34,970,528	33,578,626

Property and equipment, at cost:
Land and buildings	7,208,679	7,208,679
Machinery and equipment	3,306,754	2,991,412
Leasehold improvements	129,472	9,633
Total property and equipment, at cost	10,644,905	10,209,724
Less accumulated depreciation	(4,090,033)	(3,831,238)
Net property and equipment	6,554,872	6,378,486

Intangibles, net of accumulated amortization	7,905,017	−
Goodwill	3,004,482	1,150,060
Other assets	131,428	11,428
Assets of discontinued operations held for sale	−	1,997,520

Total assets	$52,566,327	$43,116,120

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	September 30, 2013
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,229,664	$1,138,494
Accrued expenses	1,008,286	878,474
Notes payable – current portion	943,850	184,008
Other current liabilities	973,230	−
Current liabilities of discontinued operations held for sale	4,500	226,757
Total current liabilities	6,159,530	2,427,733

Notes payable, less current portion	5,436,617	1,318,604
Deferred income taxes	236,000	193,000
Other liabilities	1,968,747	−

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,541,864 and 10,499,138 shares issued, respectively; and 10,041,206 and 9,998,480 shares outstanding, respectively	105,419	104,991
Paid in capital	(5,364,063)	(5,578,500)
Retained earnings	45,024,091	45,650,306
Total shareholders’ equity before treasury stock	39,765,447	40,176,797

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	38,765,433	39,176,783

Total liabilities and shareholders’ equity	$52,566,327	$43,116,120

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014		2013
Sales	$9,323,158	$6,372,108		$23,756,707	$21,035,707
Cost of sales	6,103,103	4,520,253		16,442,257	14,698,776
Gross profit	3,220,055	1,851,855		7,314,450	6,336,931
Operating, selling, general and administrative expenses	2,898,216	1,410,494		7,187,512	4,344,895
Operating income	321,839	441,361		126,938	1,992,036
Interest expense	100,113	6,377		131,107	19,767
Income (loss) before provision for income taxes	221,726	434,984		(4,169)	1,972,269
Provision (benefit) for income taxes	44,000	165,000		(44,000)	749,000
Income from continuing operations	177,726	269,984		39,831	1,223,269

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(2,135)	(34,464)		(36,211)	105,977
Loss on sale of discontinued operations, net of tax	(73,393)	−		(629,835)	−
Discontinued operations, net of tax	(75,528)	(34,464)		(666,046)	105,977

Net income (loss)	$102,198	$235,520		$(626,215)	$1,329,246

Earnings (loss) per share:
Basic
Continuing operations	$0.02	$0.03	$	−	$0.12
Discontinued operations	(0.01)	−		(0.07)	0.01
Net income (loss)	$0.01	$0.02		$(0.06)	$0.13
Diluted
Continuing operations	$0.02	$0.03	$	−	$0.12
Discontinued operations	(0.01)	−		(0.07)	0.01
Net income (loss)	$0.01	$0.02		$(0.06)	$0.13
Weighted average shares used in per share calculation:
Basic	10,041,206	9,998,480		10,014,839	10,070,567
Diluted	10,087,115	9,998,480		10,051,242	10,070,781

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
Operating Activities
Net income (loss)	$(626,215)		$1,329,246
Net income (loss) from discontinued operations	(666,046)		105,977
Net income from continuing operations	39,831		1,223,269
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	581,779		199,790
Provision for excess and obsolete inventories	451,351		450,000
Deferred income tax benefit	(148,000)		(5,000)
Share based compensation expense	134,643		125,651
Changes in assets and liabilities:
Accounts receivable	213,205		684,944
Income tax refund receivable	(295,122)		396,337
Inventories	(3,201,256)		907,996
Prepaid expenses	(502)		10,792
Other assets	−		2,350
Accounts payable	270,233		390,330
Income tax payable	−		84,363
Accrued expenses	52,706		(202,591)
Net cash provided by (used in) operating activities – continuing operations	(1,901,132)		4,268,231
Net cash provided by (used in) operating activities – discontinued operations	272,372		(476,978)
Net cash provided by (used in) operating activities	(1,628,760)		3,791,253

Investing Activities
Acquisition of business, net of cash acquired	(9,630,647)		−
Additions to machinery and equipment	(29,658)		(136,873)
Proceeds from sale of discontinued operations	2,000,000		−
Net cash used in investing activities	(7,660,305)		(136,873)

Financing Activities
Proceeds on notes payable	5,000,000		−
Payments on notes payable	(197,966)		(138,006)
Purchase of treasury stock	−		(479,914)
Proceeds from stock options exercised	−		3,300
Net cash provided by (used in) financing activities	4,802,034		(614,620)

Net increase (decrease) in cash and cash equivalents	(4,487,031)		3,039,760
Cash and cash equivalents at beginning of period	8,476,725		5,229,743
Cash and cash equivalents at end of period	$3,989,694		$8,269,503

Supplemental cash flow information:
Cash paid for interest	$80,319		$19,885
Cash paid for income taxes	$32,000		$399,000

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$(2,744,338)	$	−
Other receivable related to proceeds from the sale of asset held for sale	$1,413,001		$–

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

ADDvantage Technologies Group, Inc., through its subsidiaries Tulsat Corporation, Tulsat-Atlanta LLC, ADDvantage Technologies Group of Nebraska, Inc. (dba Tulsat-Nebraska), ADDvantage Technologies Group of Texas, Inc. (dba Tulsat-Texas), NCS Industries, Inc., ADDvantage Technologies Group of Missouri, Inc. (dba ComTech Services), and Nave Communications Company (“Nave Communications”) (collectively, the “Company”), sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, the Company also repairs cable television equipment for various cable companies.  Through Nave Communications, the Company sells certified used telecommunications networking equipment primarily in North America.  In addition, Nave Communications also provides decommissioning services for surplus and obsolete equipment, which Nave Communications in turn processes through its recycling services.  The Company operates in two business segments, cable television and telecommunications, and product sales consist of different types of equipment used in the cable television and telecommunications equipment industries.

Fair value of financial instruments

The carrying amounts of accounts receivable and accounts payable approximate fair value due to their short maturities.

Note 2 – Acquisition

As part of the Company’s growth strategy, the Company is pursuing an acquisition strategy to expand into the broader telecommunications industry.  On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications, a telecommunications distributor of certified used telecommunication networking equipment and a recycler of surplus and obsolete telecommunications equipment.  This acquisition, along with its retained management team, will diversify the Company’s business outside of the cable television industry and will also allow the Company to capitalize on growth opportunities in both the cable television and telecommunication industries.  The preliminary estimated purchase price for Nave Communications includes the following:

Cash payments, net of cash received	$9,630,647
Deferred guaranteed payments (a)	2,744,338
Net purchase price	$12,374,985

(a)
This amount represents the present value of $3.0 million in deferred payments, which will be paid in equal annual installments over the next three years.  Over the three year period, the Company will ratably record interest expense with the offset being the deferred payment liability.  As of June 30, 2014, the deferred guaranteed payments balance is $1.0 million in other current liabilities and $1.8 million in other long-term liabilities.

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

The following summarizes the preliminary purchase price allocation of the fair value of the assets acquired and the liabilities assumed at February 28, 2014:

Assets acquired:	(in thousands)
Cash and cash equivalents	$113
Accounts receivable	1,651
Inventories	2,287
Property and equipment	406
Other non-current assets	120
Intangible assets	8,228
Goodwill	1,855
Total assets acquired	14,660

Liabilities assumed:
Accounts payable	1,821
Accrued expenses	275
Capital lease obligation – current portion	21
Capital lease obligation	55
Total liabilities assumed	2,172
Net assets acquired	12,488
Less cash acquired	113
Net purchase price	$12,375

The acquired intangible assets of approximately $8.2 million consist primarily of customer relationships, technology, trade name, and non-compete agreements with the former owners.

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

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Nave Communications for the three and nine months ended June 30, 2014 and June 30, 2013, on a pro forma basis, as though the companies had been combined as of October 1, 2012.  The pro forma earnings for the three months ended June 30, 2013 were adjusted to include intangible amortization expense of $0.2 million. The pro forma earnings for the nine months ended June 30, 2014 and June 30, 2013 were adjusted to include intangible amortization expense of $0.7 million. Incremental interest expense of $51 thousand was included in the pro forma earnings for the three months ended June 30, 2013 and $153 thousand in the nine months ended June 30, 2014 and June 30, 2013, as if the $5.0 million term loan used to help fund the acquisition had been entered into on October 1, 2012.  The $0.6 million of acquisition-related expenses were excluded from the nine months ended June 30, 2014 and included in the nine month period ending June 30, 2013 as if the acquisition occurred at October 1, 2012.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended June 30,				Nine Months Ended June 30,
	2014		2013		2014	2013
	(in thousands, except per share amounts)
Total net sales	n/a	(1)		$9,810	$29,822	$30,679
Income from continuing operations	n/a	(1)		$52	$567	$1,241
Net income (loss)	n/a	(1)		$18	$(100)	$1,347
Earnings (loss) per share:
Basic:
Continuing operations	n/a	(1)		$0.01	$0.06	$0.12
Net income (loss)	n/a	(1)	$	−	$(0.01)	$0.13
Diluted:
Continuing operations	n/a	(1)		$0.01	$0.06	$0.12
Net income (loss)	n/a	(1)	$	−	$(0.01)	$0.13

(1)	These amounts are presented in the unaudited Consolidated Condensed Statement of Operations for the quarter ended June 30, 2014.

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

The calculation of the pretax loss on sale of AGC is as follows:

Cash proceeds	$2,000,000

Assets sold:
Accounts receivable	454,269
Inventories	2,044,135
Prepaid expenses	12,054
Property and equipment	60,586
Goodwill	410,123
Other	10,805
2,991,972
Liabilities transferred:
Accounts payable	77,675
Accrued expenses	6,075
83,750
Net assets sold	2,908,222

Pretax loss on sale of net assets of AGC	$908,222

Assets and liabilities included within discontinued operations held for sale in the Company’s Consolidated Condensed Balance Sheets at June 30, 2014 and September 30, 2013, are as follows:

	June 30, 2014		September 30, 2013
Assets:
Cash and cash equivalents	$	−	$(110,068)
Accounts receivable, net		−	629,874
Income tax receivable		12,590	13,590
Inventories		−	2,718,747
Prepaid expenses		−	15,774
Current assets of discontinued operations held for sale		$12,590	$3,267,917

Property and equipment, at cost:
Land and building	$	−	$1,585,594
Machinery and equipment		−	134,010
Less accumulated depreciation		−	(132,207)
Net property and equipment		−	1,587,397
Goodwill		−	410,123
Non-current assets of discontinued operations held for sale	$	−	$1,997,520

Liabilities:
Accounts payable	$	−	$170,375
Accrued expenses		4,500	56,382
Current liabilities of discontinued operations held for sale		$4,500	$226,757

The Company retained the AGC facility following the disposition and actively marketed the facility with a real estate broker. Therefore, the Company had classified this facility as “Assets held for sale” on the Consolidated Condensed Balance Sheet, net of accumulated depreciation.  On June 30, 2014, the Company sold the AGC facility for $1.5 million with net settlement proceeds of $1.4 million received on July 1, 2014.  As of June 30, 2014, the Company has $1.4 million recorded in other receivable related to the sale.  The sale resulted in a pretax loss of $0.1 million.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of AGC which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Condensed Statements of Operations for the three months and nine months ended June 30, are as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014		2013	2014	2013
Total net sales	$	−	$1,103,873	$1,408,462	$5,020,780

Income (loss) before provision for income taxes		(1,135)	(55,464)	(57,211)	171,977
Income tax provision (benefit)		1,000	(21,000)	(21,000)	66,000
Income (loss) from discontinued operations, net of tax		(2,135)	(34,464)	(36,211)	105,977

Loss on sale of discontinued operations		(82,393)	−	(993,835)	−
Income tax benefit		(9,000)	−	(364,000)	−
Loss on sale of discontinued operations, net of tax		(73,393)	−	(629,835)	−
Discontinued operations, net of tax		$(75,528)	$(34,464)	$(666,046)	$105,977

Note 4 – Inventories

Inventories at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
New	$18,695,780	$15,679,789
Refurbished	7,232,401	3,931,917
Allowance for excess and obsolete inventory	(2,200,000)	(1,600,000)
	$23,728,181	$18,011,706

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.  The refurbished inventory at June 30, 2014 includes $3.3 million from the Nave Communications acquisition.

The Company regularly reviews the cable television segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges to allow for cable television obsolete inventory, increasing the cost of sales by approximately $0.5 million for the nine months ended June 30, 2014, and 2013.  Any obsolete and excess telecommunications inventory is processed through Nave Communications’ recycling program.

Note 5 – Intangible Assets

As a result of the Nave Communications acquisition, the Company now has intangible assets with finite useful lives based on the preliminary purchase price allocation (see Note 2).  Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets at June 30, 2014 are as follows:

June 30, 2014
Intangible assets:
Customer relationships	$4,496,000
Technology	2,098,000
Trade name	1,393,000
Non-compete agreements	241,000
8,228,000
Accumulated amortization	(322,983)
Total intangible assets, net of accumulated amortization	$7,905,017

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”), which is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  One of the outstanding term loans under the Credit and Term Loan Agreement has an outstanding balance of approximately $1.4 million at June 30, 2014 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.55% at June 30, 2014) and is reset monthly.

In connection with the acquisition of Nave, ADDvantage entered into a $5.0 million term loan under the Credit and Term Loan Agreement.  The term loan is a five year term loan with a seven year amortization payment schedule.  The term loan outstanding balance is $4.9 million at June 30, 2014 and is due March 4, 2019, with monthly principal and interest payments of $68,505.  The interest rate is a fixed rate of 4.07%.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At June 30, 2014, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.90% at June 30, 2014), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 28, 2014.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at June 30, 2014.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Fair Value of Debt

The carrying value of the Company’s variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s fixed rate loan was $4.9 million as of June 30, 2014.

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2014 and 2013 are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014		2013
Income from continuing operations	$177,726	$269,984		$39,831	$1,223,269
Discontinued operations, net of tax	(75,528)	(34,464)		(666,046)	105,977
Net income (loss) attributable to common shareholders	$102,198	$235,520		$(626,215)	$1,329,246

Basic weighted average shares	10,041,206	9,998,480		10,014,839	10,070,567
Effect of dilutive securities:
Stock options	45,909	–		36,403	214
Diluted weighted average shares	10,087,115	9,998,480		10,051,242	10,070,781
Earnings (loss) per common share:
Basic
Continuing operations	$0.02	$0.03	$	−	$0.12
Discontinued operations	(0.01)	−		(0.07)	0.01
Net income (loss)	$0.01	$0.02		$(0.06)	$0.13
Diluted
Continuing operations	$0.02	$0.03	$	−	$0.12
Discontinued operations	(0.01)	−		(0.07)	0.01
Net income (loss)	$0.01	$0.02		$(0.06)	$0.13

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

At June 30, 2014, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 40,415 shares were available for future grants.

Stock Options

All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating, selling, general and administrative expense section of the Company’s Consolidated Condensed Statements of Operations.

Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period.  Stock options granted to employees generally become exercisable over a three, four or five-year period from the date of grant and generally expire ten years after the date of grant.  Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the grant.

A summary of the status of the Company's stock options at June 30, 2014 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2013	363,000	$2.83
Granted	200,000	$3.21
Exercised	–	–
Expired	3,000	$4.40
Forfeited	−	−
Outstanding at June 30, 2014	560,000	$2.96

Exercisable at June 30, 2014	160,000	$3.28

The Company granted nonqualified stock options of 200,000 shares for the nine months ended June 30, 2014.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the nine months ended June 30, 2014 are as follows:

Nine Months Ended June 30, 2014
Estimated fair value of options at grant date	$244,400
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	34%
Average risk-free interest rate	2.79%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2014 is as follows:

Nine Months Ended
June 30, 2014
Fiscal year 2012 grant	$41,528
Fiscal year 2014 grant	$37,339

The Company records compensation expense over the vesting term of the related options.  At June 30, 2014, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $276,724.

Restricted Stock

The Company granted restricted stock in March 2014 to its Board of Directors totaling 19,050 shares, which were valued at market value on the date of grant.  The fair value of these shares upon issuance totaled $60,000 and is being amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in April of 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s Consolidated Condensed Balance Sheets.

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

Telecommunications (“Telco”)

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

The Company did not have any intersegment sales for the three and nine months ended June 30, 2014 and 2013.  Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property, plant and equipment, goodwill and other intangible assets.

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Sales
Cable TV	$6,506,763	$6,372,108	$19,874,687	$21,035,707
Telco	2,816,395	−	3,882,020	−
Total sales	$9,323,158	$6,372,108	$23,756,707	$21,035,707

Gross profit
Cable TV	$1,903,435	$1,851,855	$5,619,323	$6,336,931
Telco	1,316,620	−	1,695,127	−
Total gross profit	$3,220,055	$1,851,855	$7,314,450	$6,336,931

Operating income (loss)
Cable TV	$385,309	$441,361	$867,762	$1,992,036
Telco	(63,470)	−	(740,824)	−
Total operating income (loss)	$321,839	$441,361	$126,938	$1,992,036

Segment assets
Cable TV	$29,601,308	$28,398,343	$29,601,308	$28,398,343
Telco	15,578,772	−	15,578,772	−
Non-allocated (A)	7,386,247	14,574,439	7,386,247	14,574,439
Total assets	$52,566,327	$42,972,782	$52,566,327	$42,972,782

(A)	June 30, 2013 balances include $5.8 million of discontinued operations assets as a result of the sale of Adams Global Communications in the second fiscal quarter of 2014.

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

Telecommunications (“Telco”)

The Company’s Telecommunications segment sells certified used telecommunications networking equipment from a broad range of manufacturers primarily in North America.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling services.

Recent Business Developments

Sale of Adams Global Communications

On January 31, 2014, the Company executed an agreement to sell the majority of the net assets and operations of Adams Global Communications ("AGC") to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for approximately $2 million in cash, which yielded an after tax loss of $0.6 million.  As part of the sales agreement, ADDvantage retained their existing relationship with ARRIS, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage retained the AGC facility, which was actively marketed for sale.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  AGC’s net assets that were disposed of consisted of approximately $2.5 million of current assets, $0.5 million of noncurrent assets and $0.1 million of current liabilities, which yielded a loss on the sale, net of tax, of approximately $0.6 million.

Assets Held for Sale

As a result of the sale of the net assets of AGC discussed above, the Company retained the AGC facility and engaged a real estate broker to sell the facility. On June 30, 2014, the Company sold the AGC facility for $1.5 million with net settlement proceeds of $1.4 million received on July 1, 2014.  The sale resulted in a pretax loss of $0.1 million.

Acquisition of Nave Communications Company

On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications, a provider of quality used telecommunication networking equipment.  The purchase price for Nave Communications included approximately $9.6 million in cash payments, as well as $3.0 million in deferred payments over the next three years.  In addition, the Company will make future earn-out payments equal to 70% of Nave Communications’ annual EBITDA in excess of an EBITDA target of $2 million per year over the next three years, which is estimated to be between $0.7 million and $1.0 million annually.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

Consolidated

Consolidated net sales increased $2.9 million, or 46%, to $9.3 million for the three months ended June 30, 2014 from $6.4 million for the three months ended June 30, 2013.  The increase in net sales was primarily a result of the Telco segment as a result of the Nave Communications acquisition, while net sales from the Cable TV segment increased $0.1 million compared to the same period last year.  Consolidated gross profit increased $1.3 million, or 74%, to $3.2 million for the three months ended June 30, 2014 from $1.9 million for the same period last year.  The increase in gross profit was due primarily to gross profit from the Telco segment as a result of the Nave Communications acquisition, while gross profit from the Cable TV segment was relatively flat compared to the same period last year.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.5 million, or 105%, to $2.9 million for the three months ended June 30, 2014 from $1.4 million for the same period last year.  This increase was primarily due to increased expenses of the Cable TV segment of $0.1 million and the Telco segment of $1.4 million as a result of the Nave Communications acquisition.

Interest expense increased $0.1 million to $0.1 million for the three months ended June 30, 2014 from $6 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the $5.0 million term loan entered into in connection with the Nave Communications acquisition.

The provision for income taxes was $44 thousand for the three months ended June 30, 2014, or an effective rate of 20%, from a provision for income taxes of $0.2 million for the three months ended June 30, 2013, or an effective rate of 38%.  The three months ended June 30, 2014 provision for income taxes includes an adjustment to the federal tax provision for an additional deduction for state income taxes with an impact of approximately $40 thousand.

Segment Results

Cable TV

Net sales for the Cable TV segment increased $0.1 million to $6.5 million for the three months ended June 30, 2014 from $6.4 million for the same period last year.  The increase in sales was due primarily to an increase in new equipment sales of $0.2 million, partially offset by a decrease in refurbished equipment sales of $0.1 million.  Gross margin was 29% for the three months ended June 30, 2014 and 2013.

Operating, selling, general and administrative expenses increased $0.1 million to $1.5 million for the three months ended June 30, 2014 from $1.4 million for the same period last year.  The increase was due primarily to increased personnel costs.

Telco

Net sales for the Telco segment were $2.8 million for the three months ended June 30, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Net sales for the Telco segment consisted of $2.4 million of refurbished equipment sales and $0.4 million of recycling revenue.  Gross margin was 47% for the three months ended June 30, 2014.

Operating, selling, general and administrative expenses were $1.4 million for the three months ended June 30, 2014.

Discontinued Operations

Loss from discontinued operations, net of tax, was $2 thousand for the three months ended June 30, 2014 compared to $34 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was $0.1 million for the three months ended June 30, 2014 due to the Company selling the AGC facility on June 30, 2014.

Comparison of Results of Operations for the Nine Months Ended June 30, 2014 and June 30, 2013

Consolidated

Consolidated net sales increased $2.8 million, or 13%, to $23.8 million for the nine months ended June 30, 2014 from $21.0 million for the nine months ended June 30, 2013.  The increase in net sales was a result of an increase in the Telco segment of $3.9 million as a result of the Nave Communications acquisition, partially offset by a decrease in the Cable TV segment of $1.1 million.  Consolidated gross profit increased $1.0 million, or 15%, to $7.3 million for the nine months ended June 30, 2014 from $6.3 million for the same period last year.  The increase in gross profit was due primarily to an increase in the Telco segment of $1.7 million as a result of the Nave Communications acquisition, partially offset by a decrease in the Cable TV segment of $0.7 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.9 million, or 65%, to $7.2 million for the nine months ended June 30, 2014 from $4.3 million for the same period last year.  This increase was primarily due to increased expenses of the Cable TV segment of $0.4 million and the Telco segment of $2.4 million as a result of the Nave Communications acquisition.

Interest expense increased $0.1 million to $0.1 million for the nine months ended June 30, 2014 from $20 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the $5.0 million term loan entered into in connection with the Nave Communications acquisition.

The benefit from income taxes was $44 thousand for the nine months ended June 30, 2014 from a provision for income taxes of $0.7 million for the nine months ended June 30, 2013, or an effective rate of 38%.  The nine months ended June 30, 2014 includes an adjustment to the federal tax provision for an additional deduction for state income taxes with an impact of approximately $40 thousand.

Segment Results

Cable TV

Net sales for the Cable TV segment decreased $1.1 million to $19.9 million for the nine months ended June 30, 2014 from $21.0 million for the same period last year.  The decrease in sales was due primarily to a decrease in refurbished equipment sales of $0.9 million, while new equipment sales decreased $0.1 million.  The decrease in equipment sales was due primarily to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry and the absence of equipment sales as a result of Hurricane Sandy for the three months ended December 31, 2012, partially offset by supplying a major MSO equipment for certain projects.  Gross margin was 28% for the nine months ended June 30, 2014 and 30% for the same period last year.  The decrease in gross margin was due primarily to lower sales from refurbished equipment sales, which typically yield higher margins.

Operating, selling, general and administrative expenses increased $0.4 million to $4.7 million for the nine months ended June 30, 2014 from $4.3 million for the same period last year.  The increase was due primarily to increased personnel costs and travel expenses.

Telco

Revenues for the Telco segment were $3.9 million for the nine months ended June 30, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Net sales for the Telco segment consisted of $3.4 million of refurbished equipment sales and $0.5 million of recycling revenue.  Gross margin was 44% for the nine months ended June 30, 2014.

Operating, selling, general and administrative expenses were $2.4 million for the nine months ended June 30, 2014.  These expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications.

Discontinued Operations

Income (loss) from discontinued operations, net of tax, was a loss of $36 thousand for the nine months ended June 30, 2014 compared to income of $106 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was $0.6 million. This loss consisted of a pretax loss of $0.9 million from the sale of the net assets of Adams Global Communications on January 31, 2014 for $2 million in cash and a pretax loss of $0.1 million from the sale of the Adams Global Communications facility on June 30, 2014 for $1.5 million.

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

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income (loss)	$385,309	$(63,470)	$321,839	$441,361	$	−	$441,361
Depreciation	76,800	21,819	98,619	49,799		−	49,799
Amortization	−	246,327	246,327	−		−	−
EBITDA	$462,109	$204,676	$666,785	$491,160	$	−	$491,160

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income (loss)	$867,762	$(740,824)	$126,938	$1,992,036	$	−	$1,992,036
Depreciation	228,441	30,355	258,796	199,791		−	199,791
Amortization	−	322,983	322,983	−		−	−
EBITDA (a)	$1,096,203	$(387,486)	$708,717	$2,191,827	$	−	$2,191,827

(a)	The Telco segment for the nine months ended June 30, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

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

Our inventory consists of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, and our cost is determined using the weighted-average method.  At June 30, 2014, we had total inventory of $25.9 million, against which we have a reserve of $2.2 million for excess and obsolete inventory, leaving us a net inventory of $23.7 million.

We are required to make judgments as to future demand requirements from our customers.  We regularly review the value of our inventory in detail with consideration given to rapidly changing technology, which can significantly affect future customer demand.  For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs for sales that we do make.  In order to address the risks associated with our investment in inventory, we  review inventory quantities on hand and reduce the carrying value when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  For the nine months ended June 30, 2014, we recorded charges to our reserve for excess and obsolete inventory of $0.5 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be adversely affected.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for returns and doubtful accounts. Specifically, we analyze historical return volumes, the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  At June 30, 2014, accounts receivable, net of allowance for returns and doubtful accounts of $0.2 million, amounted to $5.2 million.

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

Liquidity and Capital Resources

Cash Flows Provided by (Used in) Operating Activities

We finance our operations primarily through internally generated funds, and we also have available to us a bank line of credit of $7.0 million.  During the nine months ended June 30, 2014, we used $1.9 million of cash flow for continuing operations.  The cash flow from operations was unfavorably impacted by $3.2 million from a net increase in inventory due primarily to purchases of new inventory with certain manufacturer incentives and purchases of refurbished telecommunications inventory.

Cash Flows Used for Investing Activities

During the nine months ended June 30, 2014, cash used in investing activities was $7.7 million.  This was primarily due to the acquisition of Nave Communications in the amount of approximately $9.6 million, net of cash acquired, partially offset by the sale of the net assets of Adams Global Communications for $2.0 million.  In addition, the Company sold the Adams Global Communications facility on June 30, 2014 for $1.5 million with net settlement proceeds of $1.4 million received on July 1, 2014.  The Company has a $1.4 million receivable recorded in other receivable as of June 30, 2014.   The acquisition and sales are discussed in Note 2 and Note 3, respectively, of the Notes to the Consolidated Condensed Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.  We also recorded an accrual at present value for deferred consideration of $2.7 million related to the Nave Communications acquisition, which consists of $3.0 million to be paid in equal annual installments over three years to the Nave Communications owners.  In addition, we will make future earn-out payments equal to 70% of Nave Communications EBITDA earnings in excess of $2.0 million over the next three years, which we estimate will be between $0.7 million and $1.0 million annually based on our preliminary purchase price allocation.

Cash Flows Provided by Financing Activities

During the nine months ended June 30, 2014, cash provided by financing activities was $4.8 million primarily due to cash borrowings of $5.0 million, partially offset by note payable payments of $0.2 million.  Cash borrowings were due to a new term loan of $5.0 million under our Credit and Term Loan Agreement.  This term loan was used to assist in the funding of the acquisition of Nave Communications.

During the nine months ended June 30, 2014, we made principal payments $0.2 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan, entered into in connection with the acquisition of Nave Communications, is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.  During the third quarter ended June 30, 2014, the lending bank only billed the Company for one payment, so the Company has recorded two additional principal and interest payments in the current portion of notes payable and interest payable as of June 30, 2014.

At June 30, 2014, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at June 30, 2014).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $4.0 million at June 30, 2014, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and
Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007.

10.1	ADDvantage Technologies Group, Inc. 1998 Incentive Stock Plan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 12, 2014                                                                /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 12, 2014                                                                /s/ Scott A. Francis
Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and
Exchange Commission by the Company on January 10, 2003.

3.2	Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007.

10.1	ADDvantage Technologies Group, Inc. 1998 Incentive Stock Plan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.