Form 10-K
period 2014-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2014-12-09
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2014 was $17,110,819.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,041,206 as of November 30, 2014.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2014

PART I

Item  1.                 Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”, “We” or “ADDvantage”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the cable television industry, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Background

The Company was incorporated under the laws of Oklahoma in September 1989 as “ADDvantage Media Group, Inc.”.  In December 1999, its name was changed to ADDvantage Technologies Group, Inc.  Our headquarters are located in Broken Arrow, Oklahoma.

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television (“CATV”) and telecommunications industries.  In addition, we also provide equipment repair services to cable operators.

Several of our subsidiaries, through their long relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  ADDvantage has a reseller agreement with Arris Solutions to sell cable television equipment in the United States.  We are also one of only three distributors of Arris broadband products.  We are a distributor of Cisco video products as a Cisco Premier Partner, which allows us to sell Cisco’s IT related products.  In addition, we are designated as an authorized third party Cisco repair center for select video products.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.

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

Website Access to Reports

Our public website is addvantagetechnologies.com.  We make available free of charge through the “Investor Relations” section of our website our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Any material we file with or furnish to the SEC is also maintained on the SEC website (sec.gov).

The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC.  We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.  Such disclosures will be included on our website in the “Investor Relations” section.  Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Operating Segments

During the second quarter of fiscal year 2014, the Company changed its organizational structure with the acquisition of Nave Communications Company. As a result of this acquisition, information that the Company’s management team regularly reviews for purposes of allocating resources and assessing performance changed.  Therefore, beginning in fiscal year 2014, the Company is reporting its financial performance based on its new reporting segments: Cable Television (“Cable TV”) and Telecommunications (“Telco”).

The Cable TV segment sells new, surplus and re-manufactured cable television equipment to cable operators (called multiple system operators or “MSOs”) or other resellers that sell to these customers throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment also repairs cable television equipment for various cable companies.

The Telco segment provides quality used telecommunication networking equipment to its world-wide customer base of telecommunications providers and resellers by utilizing its inventory from a broad range of manufacturers as well as other supply channels.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling services.

Purchase of Nave Communications Company

On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications Company (“Nave Communications”), a provider of quality used telecommunication networking equipment.  The purchase price for Nave Communications included approximately $9.6 million in cash payments, as well as $3.0 million in deferred payments over the next three years.  In addition, the Company will make future earn-out payments equal to 70% of Nave Communications’ annual EBITDA in excess of an EBITDA target of $2 million per year over the next three years, which is estimated to be between $0.7 million and $1.0 million annually.  The acquisition was funded through a combination of cash on hand and a $5.0 million term loan under our revolving credit and term loan agreement.

Products and Services

Cable TV segment

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

Customer Premise Equipment (“CPE”) – CPE includes digital converters and modems that are boxes placed inside the home that receive, record and transmit video, data and telephony signals.  They are the primary interface equipment between the cable operator and the consumer.

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

Telco Segment

We offer our customers a wide range of used telecommunication equipment across most major manufacturers consisting primarily of component parts to expand capacity, provide spares or replace non-working components.

Central Office Equipment – Central office equipment includes optical, switching, and data equipment on a customer’s communication network.  Optical equipment products aggregate and transport internet traffic, switching equipment products originate, terminate and route voice traffic, and data equipment products transport internet and voice over internet protocol (“VOIP”) traffic via routers.

Customer Premise Equipment – CPE includes integrated access devices, channel banks and routers that are placed inside the customer site that will receive the communication signal from the communication services provider.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2014	2013	2012
United States
Cable TV	$25,738,706	$27,541,137	$28,244,199
Telco	6,533,458	−	−
Canada, Central America, Asia, Europe, Mexico, South America and Other
Cable TV	1,465,514	1,136,214	1,432,979
Telco	2,151,014	−	−
	$35,888,692	$28,677,351	$29,677,178

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2014, Cable TV segment sales of new products represented 67% of Cable TV segment revenues and refurbished product sales represented 19%.  Repair and other services contributed the remaining 14% of Cable TV segment revenues.  Telco segment sales of refurbished products represented 86% of Telco segment revenues.  Recycle sales and other services contributed the remaining 14% of Telco segment revenues.

We market and sell our products to franchise and private MSOs, telecommunication companies, system contractors and other resellers.  Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff as well as our outside sales representatives located in various geographic areas.  The majority of our sales activity is generated through personal relationships developed by our sales personnel and executives, referrals from manufacturers we represent, trade shows and advertising in trade journals.

We maintain a wide breadth of inventory of new and used products and many times can offer our customers same day shipments.  We carry one of the most diverse inventories of any cable television or telecommunication product reseller in the country, and we also have access to inventory via our various supply channels.  We believe our investment in on-hand inventory, our product supply channels, our network of regional repair centers and our experienced sales and customer service team create a competitive advantage for us.

Suppliers

In fiscal year 2014, the Cable TV segment purchased approximately 32% of its total inventory purchases directly from Arris Solutions and approximately 14% of its total inventory purchases either directly from Cisco or indirectly through Cisco’s primary stocking distributor.  In addition to purchasing inventory from OEMs, this segment also purchases used or surplus-new inventory from MSOs who have upgraded or are in the process of upgrading their systems and from other resellers in this business.

In fiscal year 2014, the Telco segment purchased approximately 13% of its total inventory purchases from Windstream.  This segment of our business primarily purchases its used inventory from telecommunication companies that have excess equipment on hand or have upgraded their systems or from other resellers in this segment.

Seasonality

In the Cable TV segment, many of the products that we sell are installed outdoors and can be damaged by storms and power surges.  Consequently, we can experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

In the Telco segment, we do not anticipate that quarterly operating results will generally be impacted by seasonal fluctuations.

Competition

The overall telecommunications equipment industry is highly competitive.  We compete with numerous resellers in the marketplace and recent declines in the economy have reduced the amount of capital expenditures in our industry, which heightens the competition.  In addition, especially for the Cable TV segment, we sell current production products in competition with the original equipment manufacturers.

Cable TV Segment

We believe we have differentiated ourselves from the OEMs, other resellers and repair operations in the marketplace in the following ways:  1) we sell both new and refurbished CATV equipment as well as repair what we sell, while most of our competition does not offer all of these services; 2) we stock both new and refurbished inventory; 3) we stock a wide breadth of inventory, which many of our competitors do not due to working capital constraints; 4) we can reconfigure new and refurbished equipment to meet the different needs of our customers; 5) we can meet our customers’ timing needs for product due to our inventory on hand; and 6) we have experienced sales support staff that have the technical know-how to assist our customers regarding solutions for various products and configurations.  In terms of sales and inventory on hand or available via our supply channels, we believe we are one of the largest resellers in this industry, providing both sales and service of new and refurbished CATV equipment.

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

Telco Segment

For the Telco segment, we believe our differentiation from other resellers in the marketplace is primarily the following:  1) we stock a broad range of used inventory, which allows us to meet our customers’ timing needs, 2) we have experienced sales support staff that have strong relationships with our customers and technical knowledge of the products we offer, 3) we have the following quality certifications:  TL9000 (telecommunications quality certification), ISO 14001 (environmental management certification and OHSAS18000 (occupational safety and health management certification), and will soon be R2 certified (EPA responsible recycling practices for electronics) as well, and 4) we provide multiple services for our customers including de-installation of products, storage and managing spares inventory, logistics, recycling and e-services.

Working Capital Practices

Working capital practices in the industry center on inventory and accounts receivable.  We choose to carry a relatively large inventory due to our on-hand demand business model.  We have typically utilized excess cash flows to reinvest in inventory to expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  In 2014, we increased our overall inventory level $4.8 million due primarily to taking advantage of Cable TV supplier incentives and the inventory acquired in the Nave Communications acquisition.  In 2013, we reduced our inventory, generating $1.1 million of cash flows due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry. Our working capital requirements are generally met by cash flow from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We sold our equipment and services to approximately 1,350 accounts in fiscal year 2014.  We are not dependent on one or a few customers to support our business on an on-going basis.   Sales to our largest customer accounted for approximately 6% of our consolidated sales in fiscal year 2014, while our sales to our largest five customers were 21% of our consolidated sales in fiscal year 2014, all of which were in the Cable TV segment.

Personnel

At September 30, 2014, we had 159 employees, including 154 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2.                 Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

Cable TV Segment

•
Broken Arrow, Oklahoma – We own a facility in a suburb of Tulsa consisting of our headquarters, additional offices, warehouse and service center of approximately 100,000 square feet on ten acres, with an investment of $3.3 million, financed by a loan of $2.8 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.   In 2007, we also constructed a 62,500 square foot warehouse facility on the rear of our existing property in Broken Arrow, OK, with an investment of $1.6 million, financed with cash flows from operations.

•	Deshler, Nebraska – We own a facility near Lincoln consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – We own a facility in a suburb of Philadelphia consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  We also lease property of approximately 2,000 square feet, with monthly rental payments of $1,390 through December 31, 2014.  We also rent on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

•
Sedalia, Missouri – We own a facility near Kansas City consisting of land and an office, warehouse and service center of approximately 24,300 square feet.  In 2007, we also constructed an 18,000 square foot warehouse facility on the back of our existing property in Sedalia, MO, with an investment of $0.4 million.

•	New Boston, Texas – We own a facility near Texarkana consisting of land and an office, warehouse and service center of approximately 13,000 square feet.

•
Suwanee, Georgia – We rent on a month-to-month basis a facility in a suburb of Atlanta consisting of an office and service center of approximately 5,000 square feet, with monthly rental payments of $3,360.

Telco Segment

•
Jessup, Maryland – We lease a facility in a suburb of Baltimore consisting of an office, warehouse, and service center of approximately 88,000 square feet, with monthly rental payments of $40,000 increasing each year by 2.5% through November 30, 2023.

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

PART II

Item 5.	Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2014	High	Low

First Quarter	$3.28	$2.41
Second Quarter	$3.42	$2.55
Third Quarter	$3.55	$2.55
Fourth Quarter	$2.80	$2.25

Year Ended September 30, 2013	High	Low

First Quarter	$2.20	$1.87
Second Quarter	$2.40	$2.00
Third Quarter	$2.40	$2.19
Fourth Quarter	$2.92	$2.24

Holders

At November 30, 2014, we had approximately 70 shareholders of record and, based on information received from brokers, there were approximately 2,200 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2014:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	560,000	$2.96	40,415
Equity compensation plans not approved by security holders	0	0	0
Total	560,000	$2.96	40,415

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010

Sales	$35,889	$28,677	$29,677	$36,145	$47,306

Income from operations	$1,097	$2,896	$2,619	$4,754	$7,554

Income from continuing operations	$659	$1,772	$939	$2,431	$4,186

Continuing operations earnings per share
Basic	$0.07	$0.18	$0.09	$0.24	$0.41
Diluted	$0.07	$0.18	$0.09	$0.24	$0.41

Total assets	$53,406	$43,116	$42,033	$52,888	$52,260

Long-term obligations inclusive
of current maturities	$6,086	$1,503	$1,687	$12,058	$13,872

For fiscal years 2011 – 2013, the amounts above have been restated to include the impact of discontinued operations presentation resulting from the sale of Adams Global Communications in January 2014.  There was no impact for fiscal year 2010 as Adams Global Communications was acquired in May 2011.

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

General

During fiscal year 2014, the Company changed its organizational structure with the acquisition of Nave Communications. As a result of this acquisition, information that the Company’s management team regularly reviews for purposes of allocating resources and assessing performance changed.  Therefore, beginning in fiscal year 2014, the Company is reporting its financial performance based on its new external reporting segments: Cable Television and Telecommunications.  These reportable segments are described below.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment to cable MSOs throughout North America, Central America and South America.  Our Cable TV segment is a Premier Partner for Cisco’s products, which allows them to sell both video-related and IT-related products in the United States and a leading distributor of Arris broadband products.  The Cable Television segment also distributes products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.  In addition, we also operate technical service centers that offer repair services for our cable MSO customers on most products that we sell.

Telecommunications (“Telco”)

The Company’s Telco segment sells used telecommunications networking equipment from a wide range of manufacturers.  We have an extensive stock on hand in order to serve our telecommunications customers.  We primarily resell our inventory in North America, but we have a worldwide customer base, which we are actively trying to expand, especially in the European market.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling services.

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

Sale of Adams Global Communications

On January 31, 2014, the Company executed an agreement to sell the majority of the net assets and operations of Adams Global Communications (“AGC”) to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for approximately $2 million in cash, which yielded an after tax loss of $0.6 million.  As part of the sales agreement, ADDvantage retained their existing relationship with Arris Solutions, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage retained the AGC facility, which was actively marketed for sale.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  AGC’s net assets that were disposed of consisted of approximately $2.5 million of current assets, $0.5 million of noncurrent assets and $0.1 million of current liabilities, which yielded a loss on the sale, net of tax, of approximately $0.6 million.

Assets Held for Sale

As a result of the sale of the net assets of AGC discussed above, the Company retained the AGC facility and engaged a real estate broker to sell the facility. On June 30, 2014, the Company sold the AGC facility for $1.5 million with net settlement proceeds of $1.4 million.  The sale resulted in a pretax loss of $0.1 million.

Business Strategy

In fiscal year 2014, we continued to execute on our growth strategy of organic growth and acquisitions.  Our Cable TV segment has experienced top-line revenue declines since 2008 due to decreased plant expansions and bandwidth equipment upgrades as a result of lower new housing developments and an overall lower cable television subscriber base.  For the Cable TV segment, our growth strategy is primarily focused on organic growth in order to gain market share in a shrinking capital equipment expenditure market.  We believe we can increase this business segment primarily along three major fronts:  1) expand product offerings among existing OEM vendors, 2) add additional vendors to our product offering mix and 3) expand our sales force.  In fiscal year 2014, we did increase our product offerings with our OEM vendors and increased our supply of inventory on hand in order to better serve our customers.  In addition, we continue to expand our sales force in order to gain additional market share in the Cable TV segment.  Also, as discussed above, we divested AGC from this segment as it was not performing to our expectations and it did not fit our core distribution strategy in this segment.

We believe that the current state of the industry may provide opportunities for expansion of our business through acquisitions.  We are seeking acquisition opportunities that will enable us to expand the scope of our business within the broader telecommunications industry.  In fiscal year 2013, we engaged an investment banking firm to help us identify and ultimately close a strategic acquisition.  On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications, a telecommunications distributor of used telecommunication networking equipment and a recycler of surplus and obsolete telecommunications equipment.  This acquisition, along with its retained management team, has diversified the Company’s business outside of the cable television industry and will also allow the Company to capitalize on growth opportunities in both the cable television and telecommunication industries.

After completing the integration of Nave Communications into our business, we will continue to evaluate companies in the telecommunications market and are optimistic that we will identify and execute another strategic acquisition.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business are matters posing some risk to any company and about which we can give no assurance.

Results of Operations

Year Ended September 30, 2014, compared to Year Ended September 30, 2013 (all references are to fiscal years)

Consolidated

Consolidated sales increased $7.2 million, or 25%, to $35.9 million for 2014 from $28.7 million for 2013.  The increase in net sales was a result of the addition of the Telco segment of $8.7 million as a result of the Nave Communications acquisition, partially offset by a decrease in the Cable TV segment of $1.5 million.

Consolidated gross profit increased $2.9 million, or 33%, to $11.6 million for 2014 from $8.7 million for 2013.  The increase in gross profit was due primarily to the addition of the Telco segment of $3.8 million as a result of the Nave Communications acquisition, partially offset by a decrease in the Cable TV segment of $0.9 million.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $4.7 million, or 81%, to $10.5 million for 2014 compared to $5.8 million for 2013.  This increase was primarily due to increased expenses of the Cable TV segment of $0.5 million and the Telco segment of $4.2 million, which was a result of the Nave Communications acquisition.

Interest expense increased $0.2 million to $0.2 million for 2014 from $26,000 for the same period last year.  The increase was due primarily to interest expense incurred on the $5.0 million term loan entered into in connection with the Nave Communications acquisition.

The provision for income taxes from continuing operations decreased by $0.9 million to $0.2 million, or an effective rate of 25.0%, for 2014 from $1.1 million, or an effective rate of 38.3%, for the same period last year.  The 2014 provision for income taxes includes an adjustment to the federal tax provision for an additional deduction for state income taxes with an impact of approximately $40 thousand.

Segment results

Cable TV

Net sales for the Cable TV segment decreased $1.5 million to $27.2 million for the year ended September 30, 2014 from $28.7 million for the same period last year.  New equipment sales decreased $0.7 million, or 4%, to $18.2 million for 2014 from $18.9 million for 2013.  Net refurbished sales decreased $0.6 million, or 9%, to $5.2 million for 2014 from $5.8 million for the same period last year.  Net repair service revenues decreased $0.2 million, or 6%, to $3.8 million for 2014 from $4.0 million for the same period last year.  The decrease in equipment sales was due primarily to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry and the absence of equipment sales as a result of Hurricane Sandy in fiscal year 2013, partially offset by supplying a major MSO equipment for certain projects.  In addition, repair service revenue decreased $0.2 million.

Gross profit decreased $0.9 million to $7.8 million for the year ended September 30, 2014 from $8.7 million for the same period last year.  The decrease in gross profit was primarily due to lower net sales.  Gross margin was 29% for the year ended September 30, 2014 and 30% for the year ended September 30, 2013.

Operating, selling, general and administrative expenses increased $0.5 million to $6.3 million for the year ended September 30, 2014 from $5.8 million for the same period last year.  The increase was due primarily to increased personnel costs as a result of expanding our sales force as discussed in our “Business Strategy” section above.

Telco

Net sales for the Telco segment were $8.7 million for the year ended September 30, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Net sales for the Telco segment consisted of $7.5 million of used equipment sales and $1.2 million of recycling revenue.  Gross margin was 42% for the year ended September 30, 2014.

Operating, selling, general and administrative expenses were $4.2 million for the year ended September 30, 2014.  These expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications.

Discontinued Operations

Loss from discontinued operations, net of tax, was $36 thousand for the year ended September 30, 2014 compared to $100 thousand for the same period last year.  This activity included the operations of AGC prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was $0.6 million for the year ended September 30, 2014.  This loss consisted of a pretax loss of $0.9 million from the sale of the net assets of AGC on January 31, 2014 for $2 million in cash and a pretax loss of $0.1 million from the sale of the AGC facility on June 30, 2014 for $1.5 million in cash.

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

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Year Ended September 30, 2014			Year Ended September 30, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income (loss)	$1,492,100	$(395,001)	$1,097,099	$2,896,254	$	−	$2,896,254
Depreciation	306,538	53,741	360,279	276,356		−	276,356
Amortization	−	481,722	481,722	−		−	−
EBITDA (a)	$1,798,638	$140,462	$1,939,100	$3,172,610	$	−	$3,172,610

(a)	The Telco segment for the year ended September 30, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

Year Ended September 30, 2013, compared to Year Ended September 30, 2012

For this discussion, consolidated results and segment results are the same as the Telco segment did not have activity until the Nave Communications acquisition in 2014.

Consolidated

Consolidated sales decreased $1.0 million, or 3%, to $28.7 million for 2013 from $29.7 million for 2012.  New equipment sales decreased $0.7 million, or 4%, to $18.9 million for 2013 from $19.6 million for 2012.  Net refurbished sales increased $0.1 million, or 1%, to $5.8 million for 2013 from $5.7 million for the same period last year.  The net decrease in equipment sales was primarily due to the continued decrease in plant expansions and bandwidth upgrades in the cable television industry, partially offset by increased equipment sales as a result of Hurricane Sandy.  Net repair service revenues decreased $0.3 million, or 7%, to $4.0 million for 2013 from $4.3 million for the same period last year.

Gross profit increased $0.1 million, or 2%, to $8.7 million for 2013 from $8.6 million for 2012.  The increase in gross profit was primarily due to the mix of equipment sales as refurbished equipment generates a higher profit margin than new equipment, largely offset by lower overall net sales and an increase in the provision for excess of excess and obsolete inventory of $0.6 million.  Gross profit margins were 30% for 2013 and 29% for 2012.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.1 million to $5.8 million for September 30, 2013 from $5.9 million for the same period last year.

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

The provision for income taxes from continuing operations increased by $0.5 million to $1.1 million, or an effective rate of 38.3%, for 2013 from $0.6 million, or an effective rate of 37.6%, for the same period last year.

Discontinued Operations

Gain (loss) from discontinued operations, net of tax, was a loss of $0.1 million for the year ended September 30, 2013 compared to a gain of $0.3 million for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

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

A reconciliation by segment of operating income to EBITDA follows:

	Year Ended September 30, 2013				Year Ended September 30, 2012
	Cable TV	Telco		Total	Cable TV	Telco		Total

Operating income	$2,896,254	$	−	$2,896,254	$2,619,134	$	−	$2,619,134
Depreciation	276,356		−	276,356	300,961		−	300,961
Amortization	−		−	−	−		−	−
EBITDA	$3,172,610	$	−	$3,172,610	$2,920,095	$	−	$2,920,095

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

We generally finance our operations primarily through operations, and we also have available to us a bank line of credit of $7.0 million.  During 2014, we used $1.7 million of cash flow from operations.  The cash flow from operations was unfavorably impacted by $2.2 million from a net increase in inventory due primarily to purchases of new inventory with certain manufacturer incentives and purchases of refurbished telecommunications inventory and by $2.4 million from a net increase in accounts receivable due primarily to increased sales in the last month of 2014 compared to 2013.  In addition, the cash flow from operations was favorably impacted by $0.8 million from a net increase in accrued expenses primarily resulting from a $0.4 million accrual related to the first earn-out payment related to the Nave Communications acquisition.  We will make future earn-out payments over the next three years equal to 70% of Nave Communications’ annual EBITDA in excess of $2.0 million per year (“Nave Earn-out”), which we estimate will be between $0.7 million and $1.0 million annually.

Cash Flows Used in Investing Activities

During 2014, cash used in investing activities was $6.3 million.  This use of cash was primarily due to the acquisition of Nave Communications in the amount of approximately $9.6 million, net of cash acquired.  We also recorded an accrual at present value for deferred consideration of $2.7 million related to the Nave Communications acquisition, which consists of $3.0 million to be paid in equal annual installments over three years to the Nave Communications owners.  The acquisition is discussed in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

During 2014, the sale of the net assets of Adams Global Communications for $2.0 and the sale of the AGC facility for $1.5 with net settlement proceeds of $1.4 million provided cash flows from investing activities for discontinued operations of $3.4 million.  The disposition is discussed in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cash Flows Provided by Financing Activities

During 2014, cash provided by financing activities was $4.5 million primarily due to cash borrowings of $5.0 million, partially offset by note payable payments of $0.5 million.  Cash borrowings were due to a new term loan of $5.0 million under our Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  This term loan was used to assist in the funding of the acquisition of Nave Communications.

During 2014, we made principal payments totaling $0.5 million on our two term loans under our Credit and Term Loan Agreement.  The first term loan has a balance of $1.3 million at September 30, 2014.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan, entered into in connection with the acquisition of Nave Communications, is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At September 30, 2014, there was not a balance outstanding under the line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at September 30, 2014).  Any outstanding balance on the revolving credit facility would be due on maturity which is November 28, 2014.

Subsequent to September 30, 2014, the Company signed the Fifth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 28, 2014.  This amendment extended the Line of Credit maturity to November 27, 2015.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

We expect that our cash and cash equivalents of $5.3 million at September 30, 2014, cash flow from operations and our existing line of credit to provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2014 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Inventory Valuation

Our position in the industry requires us to carry large inventory quantities relative to annual sales, but it also allows us to realize high overall gross profit margins on our sales.  We market our products primarily to MSOs, telecommunication providers and other users of cable television and telecommunication equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis as well as providing used products as an alternative to new products from the manufacturer.  Carrying these large inventory quantities represents our largest risk.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At September 30, 2014, we had total inventory, before the reserve for excess and obsolete inventory, of $24.9 million, consisting of $16.9 million in new products and $8.0 million in used or refurbished products.

For the Cable TV segment, our reserve at September 30, 2014 for excess and obsolete inventory was $2.2 million, which reflects an increase of approximately $0.6 million and a write down of the carrying value of certain inventory items by approximately $0.2 million to reflect deterioration in the market demand of that inventory. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

For the Telco segment, we do not maintain an inventory reserve as we recycle any surplus and obsolete equipment on hand through our recycling program when it is identified.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at September 30, 2014 and $0.3 million at September 30, 2013.   At September 30, 2014, accounts receivable, net of allowance for doubtful accounts, was $6.4 million.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net assets of businesses acquired.  Goodwill is not amortized and is tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by first comparing our estimate of the fair value of each reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill.  Our reporting units for purposes of the goodwill impairment calculation are the Cable TV operating segment and the Telco operating segment.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of each reporting unit.  Significant judgments and assumptions including the discount rate and anticipated revenue growth rate, gross margins and operating expenses are inherent in these fair value estimates, which are based on historical operating results.  As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  If the carrying value of one of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess.  If an impairment charge is incurred, it would negatively impact our results of operations and financial position.

We did not record a goodwill impairment for either of our two reporting units in the three year period ended September 30, 2014.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of each reporting unit also may change.

We performed our annual impairment test for both reporting units in the fourth quarter to determine whether an impairment existed and to determine the amount of headroom at September 30, 2014.  Headroom is defined as the percentage difference between the carrying value of the goodwill and its fair value.  At September 30, 2014, headroom for the Cable TV and Telco reporting units were 147% and 199%, respectively.

Intangibles

As a result of the Nave Communications acquisition, we have intangible assets with finite useful lives.  Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”.  This new guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift in operations that has a major effect on the Company’s operations and financial results.  This guidance will require additional disclosures for discontinued operations as well as new disclosures for individually significant disposal transactions that do not qualify for discontinued operations reporting.  The guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  Management does not anticipate that the adoption of ASU No. 2014-08 to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2014.  Our audits of the consolidated financial statements also included the financial statement schedules of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 9, 2014
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$5,286,097	$8,476,725
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $300,000, respectively	6,393,580	2,390,979
Income tax refund receivable	220,104	258,790
Inventories, net of allowance for excess and obsolete
inventory of $2,156,628 and $1,600,000, respectively	22,780,523	18,011,706
Prepaid expenses	174,873	106,509
Deferred income taxes	1,416,000	1,066,000
Current assets of discontinued operations held for sale	−	3,267,917
Total current assets	36,271,177	33,578,626

Property and equipment, at cost:
Land and buildings	7,208,679	7,208,679
Machinery and equipment	3,244,153	2,991,412
Leasehold improvements	206,393	9,633
Total property and equipment, at cost	10,659,225	10,209,724
Less accumulated depreciation	(4,191,516)	(3,831,238)
Net property and equipment	6,467,709	6,378,486

Intangibles, net of accumulated amortization	6,625,278	−
Goodwill	3,910,089	1,150,060
Other assets	131,428	11,428
Assets of discontinued operations held for sale	−	1,997,520

Total assets	$53,405,681	$43,116,120

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,880,761	$1,138,494
Accrued expenses	1,809,878	878,474
Notes payable – current portion	845,845	184,008
Other current liabilities	983,269	−
Current liabilities of discontinued operations held for sale	−	226,757
Total current liabilities	6,519,753	2,427,733

Notes payable, less current portion	5,240,066	1,318,604
Deferred income taxes	267,000	193,000
Other liabilities	1,942,889	−

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,541,864 and 10,499,138 shares issued, respectively; 10,041,206 and 9,998,480 shares outstanding, respectively	105,419	104,991
Paid in capital	(5,312,881)	(5,578,500)
Retained earnings	45,643,449	45,650,306
Total shareholders’ equity before treasury stock	40,435,987	40,176,797

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	39,435,973	39,176,783

Total liabilities and shareholders’ equity	$53,405,681	$43,116,120

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years ended September 30,
	2014	2013	2012
Sales	35,888,692	28,677,351	29,677,178
Cost of sales	24,283,236	19,968,034	21,119,250
Gross profit	11,605,456	8,709,317	8,557,928
Operating, selling, general and administrative expenses	10,508,357	5,813,063	5,938,794
Income from operations	1,097,099	2,896,254	2,619,134
Interest expense	217,910	25,980	1,113,854
Income before income taxes	879,189	2,870,274	1,505,280
Provision for income taxes	220,000	1,098,351	566,000
Income from continuing operations	659,189	1,771,923	939,280

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(36,211)	(102,207)	311,212
Loss on sale of discontinued operations, net of tax	(629,835)	−	−
Discontinued operations, net of tax	(666,046)	(102,207)	311,212

Net income (loss) attributable to common shareholders	(6,857)	1,669,716	1,250,492

Other comprehensive gain:
Unrealized gain on interest rate swap, net of $0, $0 and $370,000 tax provision, respectively	–	−	587,258

Comprehensive income (loss)	$(6,857)	$1,669,716	$1,837,750

Earnings (loss) per share:
Basic
Continuing operations	$0.07	$0.18	$0.09
Discontinued operations	(0.07)	(0.01)	0.03
Net income (loss)	$(0.00)	$0.17	$0.12
Diluted
Continuing operations	$0.07	$0.18	$0.09
Discontinued operations	(0.07)	(0.01)	0.03
Net income (loss)	$(0.00)	$0.17	$0.12
Shares used in per share calculation:
Basic	10,021,431	10,052,359	10,196,241
Diluted	10,049,440	10,052,359	10,197,496

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2014, 2013 and 2012

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, September 30, 2011	10,431,354	$104,314	$(5,884,521)	$42,730,098	$(587,258)	$(406,279)	$35,956,354

Net income	–	–	–	1,250,492	–	–	1,250,492
Restricted stock issuance	31,969	320	69,680	–	–	–	70,000
Stock options exercised	2,000	20	1,600	–	–	–	1,620
Net unrealized gain on interest swap	–	–	–	–	587,258	–	587,258
Share based compensation expense	–	–	64,738	–	–	–	64,738
Purchase of common stock	–	–	–	–	–	(113,821)	(113,821)

Balance, September 30, 2012	10,465,323	$104,653	$(5,748,503)	$43,980,590	$–	$(520,100)	$37,816,640

Net income	–	–	–	1,669,716	–	–	1,669,716
Restricted stock issuance	31,815	318	69,682	–	–	–	70,000
Stock options exercised	2,000	20	3,280	–	–	–	3,300
Share based compensation expense	–	–	97,041	–	–	–	97,041
Purchase of common stock	–	–	–	–	–	(479,914)	(479,914)

Balance, September 30, 2013	10,499,138	$104,991	$(5,578,500)	$45,650,306	$–	$(1,000,014)	$39,176,783

Net loss	–	–	–	(6,857)	–	–	(6,857)
Restricted stock issuance	42,726	428	135,572	–	–	–	136,000
Share based compensation expense	–	–	130,047	–	–	–	130,047

Balance, September 30, 2014	10,541,864	$105,419	$(5,312,881)	$45,643,449	$–	$(1,000,014)	$39,435,973

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2014	2013		2012
Operating Activities
Net income (loss)	$(6,857)		$1,669,716		$1,250,492
Net income (loss) from discontinued operations	(666,046)		(102,207)		311,212
Net income from continuing operations	659,189		1,771,923		939,280
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	360,279		276,356		300,961
Amortization	481,722		−		−
Provision for excess and obsolete inventories	601,351		600,000		580,587
(Gain) loss on disposal of property and equipment	−		(5,950)		114,071
Deferred income tax provision (benefit)	(276,000)		(15,000)		234,000
Share based compensation expense	212,436		167,041		201,404
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(2,351,459)		195,733		1,199,368
Income tax refund receivable	38,686		137,547		(46,592)
Inventories	(2,188,205)		1,066,800		3,280,568
Prepaid expenses	(14,753)		2,045		(76,300)
Other assets	−		2,350		123
Accounts payable	(78,670)		8,844		(815,732)
Accrued expenses	838,479		(84,847)		(218,649)
Net cash provided by (used in) operating activities − continuing operations	(1,716,945)		4,122,842		5,693,089
Net cash provided by (used in) operating activities − discontinued operations	280,462		(16,365)		(709,949)
Net cash provided by (used in) operating activities	(1,436,483)		4,106,477		4,983,140

Investing Activities
Acquisition of net operating assets, net of cash acquired	(9,630,647)		–		−
Purchases of property and equipment	(43,977)		(211,223)		(10,069)
Proceeds from disposal of property and equipment	−		12,350		−
Net cash used in investing activities – continuing operations	(9,674,624)		(198,873)		(10,069)
Net cash provided by (used in) investing activities − discontinued operations	3,413,001		−		(197,858)
Net cash used in investing activities	(6,261,623)		(198,873)		(207,927)

Financing Activities
Proceeds on notes payable	5,000,000		−		−
Payments on notes payable	(492,522)		(184,008)		(10,371,508)
Purchase of treasury stock	−		(479,914)		(113,821)
Proceeds from stock options exercised	−		3,300		1,620
Net cash provided by (used in) financing activities	4,507,478		(660,622)		(10,483,709)

Net increase (decrease) in cash and cash equivalents	(3,190,628)		3,246,982		(5,708,496)
Cash and cash equivalents at beginning of year	8,476,725		5,229,743		10,938,239
Cash and cash equivalents at end of year	$5,286,097		$8,476,725		$5,229,743

Supplemental cash flow information:
Cash paid for interest	$126,659		$26,137		$1,164,522
Cash paid for income taxes	$62,000		$971,000		$622,210

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$(2,744,338)	$	−	$	−

See notes to audited consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Organization and basis of presentation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Cable Television (“Cable TV”) and Telecommunications (“Telco”).

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

Inventories

Inventories consist of new and used electronic components for the Cable Television segment and used telecommunications networking equipment for the Telco segment.  Inventory is stated at the lower of cost or market with market defined principally as net realizable value.  Cost is determined using the weighted-average method.  For the Cable Television segment, the Company records an inventory reserve provision to reflect inventory at its estimated realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  For the Telco segment, the Company does not maintain an inventory reserve as this segment will recycle any surplus and obsolete equipment on hand through its recycling program when it is identified.

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation expense was $0.4 million, $0.3 million and $0.3 million for the years ended September 30, 2014, 2013 and 2012, respectively.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.  The Company performs this annual analysis in the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.

The goodwill analysis is a two-step process.  Goodwill is first evaluated for impairment by comparing management’s estimate of the fair value of the reporting unit with the reporting unit’s carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess. Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of its reporting units.  Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements.  At September 30, 2014 and 2013, the fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

Intangible Assets

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

Revenue recognition

The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and the collection of the related receivable is probable, which is generally at the time of shipment.  The stated shipping terms are generally FOB shipping point per the Company's sales agreements with its customers.  Accruals are established for expected returns based on historical activity.  Revenue for repair services is recognized when the repair is completed and the product is shipped back to the customer.  Revenue for recycle services is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and the collection of the related receivable is probable, which is generally upon acceptance of the shipment at the recycler’s location.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in sales income in the accompanying consolidated statements of operations and comprehensive income (loss).  Actual costs for shipping and handling of these sales are included in cost of sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.1 million for the year ended September 30, 2014 and $0.2 million for each of the years ended September 30, 2013 and 2012.

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

Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the cable or telecommunications industries could have a significant impact on the value of the Company's inventory and operating results.

Concentrations of credit risk

The Company holds cash with one major financial institution, which at times exceeds FDIC insured limits.  Historically, the Company has not experienced any losses due to such concentration of credit risk.

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2014, 2013 or 2012 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based customers) were approximately $3.6 million, $1.1 million and $1.4 million for the years ended September 30, 2014, 2013 and 2012, respectively.  In 2014, the Cable TV segment purchased approximately 14% of its inventory either directly from Cisco or indirectly through their primary stocking distributor and approximately 32% of its inventory from Arris Solutions, Inc.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.  The Telco segment purchased approximately 13% of its total inventory purchases from Windstream.

Employee stock-based awards

Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  The Company determines the fair value of the options issued, using the Black-Scholes valuation model, and amortizes the calculated value over the vesting term of the stock options.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations and comprehensive income (loss).

Earnings per share

Basic earnings per share is computed by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding for the year.  Dilutive earnings per share include any dilutive effect of stock options and restricted stock.

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

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)”.  This new guidance defines a discontinued operation as a disposal of a component or a group of components of an entity that represents a strategic shift in operations that has a major effect on the Company’s operations and financial results.  This guidance will require additional disclosures for discontinued operations as well as new disclosures for individually significant disposal transactions that do not qualify for discontinued operations reporting.  The guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  Management does not anticipate that the adoption of ASU No. 2014-08 to have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016. Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.

Note 2 – Acquisition

As part of the Company’s growth strategy, the Company is pursuing an acquisition strategy to expand into the broader telecommunications industry.  On February 28, 2014, the Company acquired all of the outstanding common stock of Nave Communications, a telecommunications distributor of used telecommunication networking equipment and a recycler of surplus and obsolete telecommunications equipment.  This acquisition, along with its retained management team, will diversify the Company’s business outside of the cable television industry and will also allow the Company to capitalize on growth opportunities in both the cable television and telecommunication industries.

The purchase price for Nave Communications includes the following:

Cash payments, net of cash received	$9,630,647
Deferred guaranteed payments (a)	2,744,338
Net purchase price	$12,374,985

(a)
This amount represents the present value of $3.0 million in deferred payments, which will be paid in equal annual installments over the next three years.  Over the three year period, the Company will ratably record interest expense with the offset being the deferred payment liability.  As of September 30, 2014, the deferred guaranteed payments balance is $1.0 million in other current liabilities and $1.8 million in other long-term liabilities.

Under the acquisition method of accounting, the total purchase price is allocated to Nave Communications’ net tangible and intangible assets acquired and liabilities assumed based on their fair values as of February 28, 2014, the effective date of the acquisition.  Any remaining amount is recorded as goodwill.

The following summarizes the final purchase price allocation of the fair value of the assets acquired and the liabilities assumed at February 28, 2014:

Assets acquired:	(in thousands)
Cash and cash equivalents	$113
Accounts receivable	1,651
Inventories	2,503
Property and equipment	406
Other non-current assets	120
Intangible assets	7,107
Goodwill	2,760
Total assets acquired	14,660

Liabilities assumed:
Accounts payable	1,821
Accrued expenses	275
Capital lease obligation – current portion	21
Capital lease obligation	55
Total liabilities assumed	2,172
Net assets acquired	12,488
Less cash acquired	113
Net purchase price	$12,375

The acquired intangible assets of approximately $7.1 million consist primarily of customer relationships, technology, trade name, and non-compete agreements with the former owners.

The Company will also make payments over the next three years equal to 70% of Nave Communications’ annual EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  The Company will recognize the expense ratably over the three year period as compensation expense.

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Nave Communications for the year ended September 30, 2014 and September 30, 2013, on a pro forma basis, as though the companies had been combined as of October 1, 2012.  The pro forma earnings for the year ended September 30, 2014 and September 30, 2013 were adjusted to include intangible amortization expense of $0.8 million.  Incremental interest expense of $0.2 million was included in the year ended September 30, 2014 and September 30, 2013, as if the $5.0 million term loan used to help fund the acquisition had been entered into on October 1, 2012.  The $0.6 million of acquisition-related expenses were excluded from the year ended September 30, 2014 and included in the year ended September 30, 2013 as if the acquisition occurred at October 1, 2012.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2012 nor should it be taken as indicative of our future consolidated results of operations.

	Years Ended September 30,
	2014	2013
	(in thousands, except per share amounts)
Sales	$41,983	$41,701
Income from continuing operations	$1,275	$1,881
Net income	$609	$1,779
Earnings per share:
Basic:
Continuing operations	$0.13	$0.19
Net income	$0.06	$0.18
Diluted:
Continuing operations	$0.13	$0.19
Net income	$0.06	$0.18

Note 3 – Discontinued Operations and Assets Held for Sale

On January 31, 2014, the Company entered into an agreement to sell the majority of the net assets and operations of Adams Global Communications, LLC (“AGC”) to Adams Cable Equipment, a supplier of customer premise equipment (“CPE”) and other products for the cable television industry, for $2 million in cash, which yielded  an after tax loss of $0.6 million.  As part of the sales agreement, ADDvantage retained their existing relationship with Arris Solutions, as well as non-CPE inventory consisting primarily of headend and access and transport equipment.  In addition, ADDvantage retained the AGC facility.  As part of the agreement, the Company also agreed to not compete in the used CPE market for three years.  The Company elected to pursue this opportunity to sell AGC as management determined that AGC did not fit within the Company’s primary cable television equipment distribution business of selling new and used headend and access and transport equipment, and AGC was not performing to the Company’s expectations.

The calculation of the pretax loss on the sale of AGC is as follows:

Cash proceeds	$2,000,000

Assets sold:
Accounts receivable	454,269
Inventories	2,044,135
Prepaid expenses	12,054
Property and equipment	60,586
Goodwill	410,123
Other	10,805
2,991,972
Liabilities transferred:
Accounts payable	77,675
Accrued expenses	6,075
83,750
Net assets sold	2,908,222

Pretax loss on the sale of AGC	$908,222

Assets and liabilities included within discontinued operations held for sale in the Company’s Consolidated Balance Sheet at September 30, 2013, are as follows:

September 30, 2013
Assets:
Cash and cash equivalents	$(110,068)
Accounts receivable, net	629,874
Income tax receivable	13,590
Inventories	2,718,747
Prepaid expenses	15,774
Current assets of discontinued operations held for sale	$3,267,917

Property and equipment, at cost:
Land and building	$1,585,594
Machinery and equipment	134,010
Less accumulated depreciation	(132,207)
Net property and equipment	1,587,397
Goodwill	410,123
Non-current assets of discontinued operations held for sale	$1,997,520

Liabilities:
Accounts payable	$170,375
Accrued expenses	56,382
Current liabilities of discontinued operations held for sale	$226,757

The Company retained the AGC facility following the disposition and actively marketed the facility with a real estate broker. Therefore, the Company had classified this facility as “Assets held for sale” on the Consolidated Balance Sheets, net of accumulated depreciation.  On June 30, 2014, the Company sold the AGC facility for $1.5 million with net settlement proceeds of $1.4 million.  The sale resulted in a pretax loss of $0.1 million.

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of AGC which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Sales	$972,935	$4,680,241	$5,539,225

Income (loss) before provision (benefit) for income taxes	(57,211)	(164,207)	511,212
Income tax provision (benefit)	(21,000)	(62,000)	200,000
Income (loss) from discontinued operations, net of tax	(36,211)	(102,207)	311,212

Loss on sale of discontinued operations	(993,835)	−	−
Income tax benefit	(364,000)	−	−
Loss on sale of discontinued operations, net of tax	(629,835)	−	−
Discontinued operations, net of tax	$(666,046)	$(102,207)	$311,212

Note 4 – Inventories

Inventories at September 30, 2014 and 2013 are as follows:

	2014	2013
New:
Cable TV	$16,949,713	$15,679,789
Refurbished:
Cable TV	3,982,140	3,931,917
Telco	4,005,298	−
Allowance for excess and obsolete inventory	(2,156,628)	(1,600,000)

	$22,780,523	$18,011,706

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

The Company regularly reviews the Cable Television segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable Television segment to allow for obsolete inventory, which increased the cost of sales during the fiscal years ended September 30, 2014, 2013 and 2012, by approximately $0.6 million, respectively.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

Note 5 – Intangible Assets

As a result of the Nave Communications acquisition, the Company now has intangible assets with finite useful lives based on the purchase price allocation (see Note 2).  The intangible assets with their associated accumulated amortization amounts at September 30, 2014 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(248,325)	$4,008,675
Technology – 7 years	1,303,000	(108,583)	1,194,417
Trade name – 10 years	1,293,000	(75,425)	1,217,575
Non-compete agreements – 3 years	254,000	(49,389)	204,611

Total intangible assets	$7,107,000	$(481,722)	$6,625,278

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

2015	$825,810
2016	825,810
2017	776,421
2018	741,143
2019	741,143
Thereafter	2,714,951

Total	$6,625,278

Note 6 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2014, 2013 and 2012 consists of:

	2014	2013	2012
Continuing operations:
Current	$496,000	$1,113,351	$332,000
Deferred	(276,000)	(15,000)	234,000
	220,000	1,098,351	566,000
Discontinued operations - current	(385,000)	(62,000)	200,000
Total provision (benefit) for income taxes	$(165,000)	$1,036,351	$766,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2014, 2013 and 2012:

	2014	2013	2012
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	5.7%	4.3%	4.0%
Net operating loss	(10.2%)	(3.1%)	(6.0%)
Additional state tax deduction for federal taxes	(5.6%)	−	−
Charges without tax benefit	3.9%	1.1%	1.9%
Tax credits and other exclusions	(2.8%)	2.0%	3.7%

Company’s effective tax rate	25.0%	38.3%	37.6%

The tax credits and other exclusions rate for fiscal year 2014 includes, among other things, the impact of deferred taxes resulting from intangible and goodwill basis differences resulting from the acquisition of Nave Communications.

The tax effects of temporary differences related to deferred taxes at September 30, 2014 and 2013 consist of the following:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$335,000	$414,000
Accounts receivable	77,000	116,000
Inventory	1,066,000	842,000
Intangibles	79,000	−
Employee costs accruals	141,000	122,000
Stock options	163,000	114,000
Other, net	16,000	(4,000)
	1,877,000	1,604,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	728,000	731,000

Net deferred tax asset	$1,149,000	$873,000

The above net deferred tax asset is presented in the Company’s consolidated balance sheets at September 30, 2014 and 2013 as follows:

	2014	2013
Deferred tax asset – current	$1,416,000	$1,066,000
Deferred tax liability – noncurrent	(267,000)	(193,000)

	$1,149,000	$873,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $0.8 million at September 30, 2014, to reduce future taxable income is limited to an annual deductible amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2019 and 2020.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2011.

Note 7 – Accrued Expenses

Accrued expenses at September 30, 2014 and 2013 are as follows:

	2014	2013
Employee costs	$1,089,754	$715,937
Nave Earn-out	356,513	−
Taxes other than income tax	191,316	154,485
Interest	18,563	996
Other, net	153,732	7,056

	$1,809,878	$878,474

Note 8 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  At September 30, 2014, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  One outstanding term loan has an outstanding balance of $1.3 million at September 30, 2014 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.56% at September 30, 2014) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan was entered into as a result of the acquisition of Nave Communications for $5.0 million.  This term loan has an outstanding balance of $4.7 million at September 30, 2014 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%. This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Capital Lease Obligations

The Company has two capital lease obligations related to machinery and equipment totaling $64 thousand at September 30, 2014 with monthly principal and interest payments of $2,069.  The capital lease obligations are due on June 20, 2017 and September 20, 2017.

The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2015	$845,845
2016	874,388
2017	899,234
2018	908,945
2019	2,143,600
Thereafter	413,899

Total	$6,085,911

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2014, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at September 30, 2014), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 28, 2014.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory. Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at September 30, 2014.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Subsequent to September 30, 2014, the Company signed the Fifth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 28, 2014.  This amendment extended the Line of Credit maturity to November 27, 2015.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

Fair Value of Debt

The carrying value of the Company’s variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second term loan was approximately $4.7 million as of September 30, 2014.

Note 9 – Stock-Based Compensation and Preferred Stock

Plan Information

The 1998 Incentive Stock Plan, as amended, (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  The Plan provides that upon any issuance of additional shares of common stock by the Company, other than pursuant to the Plan, the number of shares covered by the Plan will increase to an amount equal to 10% of the then outstanding shares of common stock.  Under the Plan, option prices will be set by the Board of Directors and may be greater than, equal to, or less than fair market value on the grant date.

At September 30, 2014, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 40,415 shares were available for future grants.

Stock Options

Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations and comprehensive income (loss).

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

A summary of the status of the Company's stock options at September 30, 2014 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding at September 30, 2013	363,000		$2.83
Granted	200,000		$3.21
Exercised	−		$–	$0
Expired	(3,000)		$4.40
Forfeited	−	$	−
Outstanding at September 30, 2014	560,000		$2.96	$0
Exercisable at September 30, 2014	160,000		$3.28	$0

The total intrinsic value of options exercised was $0, $940, and $2,640 for the years ended September 30, 2014, 2013 and 2012, respectively.

Information about the Company’s outstanding and exercisable stock options at September 30, 2014 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$3.210	200,000	−	9.5 years
$2.450	250,000	50,000	7.5 years
$3.001	65,000	65,000	3.9 years
$3.450	15,000	15,000	2.4 years
$5.780	15,000	15,000	1.4 years
$4.620	15,000	15,000	0.4 years
	560,000	160,000

The Company granted nonqualified stock options totaling 200,000 shares, 30,000 shares and 250,000 shares for fiscal years ended September 30, 2014, 2013 and 2012, respectively.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the

Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2014, 2013 and 2012 stock option grants are as follows:

	2014	2013	2012
Estimated fair value of options at grant date	$244,400	$29,040	$267,925
Black-Scholes model assumptions:
Average expected life (years)	6	6	6
Average expected volatility factor	34%	41%	41%
Average risk-free interest rate	2.79%	2.95%	2.99%
Average expected dividends yield	–	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Fiscal year 2008 grant	$–	$–	$3,562
Fiscal year 2012 grant	55,369	95,560	61,176
Fiscal year 2013 grant	−	1,481	−
Fiscal year 2014 grant	74,678	−	–

Total compensation expense	$130,047	$97,041	$64,738

The Company records compensation expense over the vesting term of the related options.  At September 30, 2014, compensation costs related to these unvested stock options not yet recognized in the statements of operations and comprehensive income (loss) was $225,543.

Restricted stock

The Company granted restricted stock in March 2014, 2013 and 2012 to its Board of Directors totaling 19,050, 31,815 shares and 31,969 shares, respectively. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $60,000, $70,000 and $70,000 for the 2014, 2013 and 2012 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in April of 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  Compensation expense related to restricted stock recorded for the years ended September 30, 2014, 2013 and 2012 is as follows:

	2014		2013	2012
Fiscal year 2011 grant	$	−	$–	$95,833
Fiscal year 2012 grant		−	29,167	40,833
Fiscal year 2013 grant		29,167	40,833	−
Fiscal year 2014 grant		53,222	−	–

		$82,389	$70,000	$136,666

Note 10 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.2 million for each of the years ended September 30, 2014, 2013 and 2012.

Note 11 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2014, 2013 and 2012 are:

	2014	2013	2012
Income from continuing operations	$659,189	$1,771,923	$939,280
Discontinued operations, net of tax	(666,046)	(102,207)	311,212
Net income (loss) attributable to common shareholders	$(6,857)	$1,669,716	$1,250,492

Basic weighted average shares	10,021,431	10,052,359	10,196,241
Effect of dilutive securities:
Stock options	28,009	–	1,255
Diluted weighted average shares	10,049,440	10,052,359	10,197,496

Earnings (loss) per common share:
Basic
Continuing operations	$0.07	$0.18	$0.09
Discontinued operations	(0.07)	(0.01)	0.03
Net income (loss)	$(0.00)	$0.17	$0.12
Diluted
Continuing operations	$0.07	$0.18	$0.09
Discontinued operations	(0.07)	(0.01)	0.03
Net income (loss)	$(0.00)	$0.17	$0.12

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year, or their effect would be anti-dilutive.

	2014	2013	2012
Stock options excluded	310,000	363,000	368,000
Weighted average exercise price of
stock options	$3.37	$2.83	$2.84
Average market price of common stock	$2.76	$2.24	$2.22

Note 12 – Related Parties

The Company leased on a month-to-month basis through September 30, 2012 one warehouse in Oklahoma from a company owned 50% by David E. Chymiak and Kenneth A. Chymiak.  The total payments made on the lease to this company were $0.1 million for the year ended September 30, 2012.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2014.

Note 13 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Georgia, Maryland, North Carolina and Pennsylvania.  The terms on its operating leases vary and contain renewal options or are rented on a month-to-month basis.  Rental payments associated with leased properties totaled approximately $0.4 million, $37,000 and $0.2 million for the years ended September 30, 2014, 2013 and 2012, respectively.   The Company’s minimum annual future obligations under all existing operating leases for each of the next five years are as follows:

2015	$494,170
2016	502,250
2017	514,806
2018	527,676
2019	540,868
Thereafter	2,402,023

Total	$4,981,793

Note 14 – Segment Reporting

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

Telecommunications (“Telco”)

The Company’s Telecommunications segment consists of Nave Communications.  Through Nave Communications’ diverse customer base and its broad range of manufacturer systems and components, Nave Communications’ provides cost effective telecommunications and networking solutions to expand network capacity and infrastructure for its customers.  Nave Communications specializes in the sale of used telecommunications networking equipment.  In addition, Nave Communications offers its customers decommissioning services for surplus and obsolete equipment, which Nave Communications in turn processes through its recycling services.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property, plant and equipment, goodwill and other intangible assets.

	Fiscal Years Ended
	September 30, 2014	September 30, 2013	September 30, 2012
Sales
Cable TV	$27,206,743	$28,677,351	$29,677,178
Telco	8,710,267	−	−
Intersegment	(28,318)	−	−
Total sales	$35,888,692	$28,677,351	$29,677,178

Gross profit
Cable TV	$7,770,723	$8,709,317	$8,557,928
Telco	3,834,733	−	−
Total gross profit	$11,605,456	$8,709,317	$8,557,928

Operating income (loss)
Cable TV	$1,492,100	$2,896,254	$2,619,134
Telco	(395,001)	−	−
Total operating income (loss)	$1,097,099	$2,896,254	$2,619,134

Segment assets
Cable TV	$29,241,335	$27,582,573	$29,625,943
Telco	17,781,114	−	−
Non-allocated (A)	6,383,232	15,533,547	12,406,983
Total assets	$53,405,681	$43,116,120	$42,032,926

(A)
Non-allocated assets include the impact of classifying the AGC operations as discontinued operations as a result of the sale of AGC and the AGC facility in 2014.  The discontinued operations asset balances as of September 30, 2014, 2013 and 2012 were $0, $5.3 million and $5.5 million, respectively.

Note 15 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2014, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2014
Sales	$6,119,733	$8,313,815	$9,323,158	$12,131,986
Gross profit	$1,863,227	$2,231,167	$3,220,055	$4,291,007
Income (loss) from continuing operations	$139,369	$(243,264)	$143,726	$619,358
Basic earnings (loss) from continuing operations per common share	$0.01	$(0.02)	$0.01	$0.06
Diluted earnings (loss) from continuing operations per common share	$0.01	$(0.02)	$0.01	$0.06
Fiscal year ended 2013
Sales	$7,899,497	$6,764,102	$6,372,108	$7,641,644
Gross profit	$2,618,724	$1,866,352	$1,851,855	$2,372,386
Income from continuing operations	$660,291	$292,994	$269,984	$548,654
Basic earnings from continuing operations per common share	$0.07	$0.03	$0.03	$0.05
Diluted earnings from continuing operations per common share	$0.07	$0.03	$0.03	$0.05
Fiscal year ended 2012
Sales	$7,727,233	$7,891,316	$6,461,710	$7,596,919
Gross profit	$2,283,982	$2,141,147	$2,063,219	$2,069,580
Income (loss) from continuing operations	$387,391	$(127,570)	$348,083	$331,376
Basic earnings (loss) from continuing operations per common share	$0.04	$(0.01)	$0.03	$0.03
Diluted earnings (loss) from continuing operations per common share	$0.04	$(0.01)	$0.03	$0.03

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

During fiscal year 2014, the Company acquired Nave Communications.  See Note 2 of Notes to the Consolidated Financial Statements for additional information on this acquisition.  Management has excluded this business from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014.  The revenues attributable to this business represented approximately 24% of the Company’s consolidated revenues for the year ended September 30, 2014 and its aggregate total assets represented approximately 30% of the Company’s total assets as of September 30, 2014.

Based on our assessment, we believe that, as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

We completed the acquisition of Nave Communications effective February 28, 2014.  We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Nave Communications to conform such internal control to that used in our other operations.  However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Nave Communications’ internal control over financial reporting.  Subject to the foregoing, during the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2014 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2014 and 2013, and for each of the three years in the period ended September 30, 2014, 2013 and 2012.

Consolidated Balance Sheets as of September 30, 2014 and 2013.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended September 30, 2014, 2013 and 2012.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2014, 2013 and 2012 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Write offs	Recoveries	of Year
Year Ended September 30, 2014
Allowance for Doubtful Accounts	$300,000	–	(103,403)	3,403	$200,000
Allowance for Excess and Obsolete Inventory	$1,600,000	601,351	(208,056)	163,333	$2,156,628

Year Ended September 30, 2013
Allowance for Doubtful Accounts	$300,000	–	(5,692)	5,692	$300,000
Allowance for Excess and Obsolete Inventory	$1,000,000	1,044,913	(294,913)	–	$1,750,000

Year Ended September 30, 2012
Allowance for Doubtful Accounts	$300,000	–	(2,404)	2,404	$300,000
Allowance for Excess and Obsolete Inventory	$1,556,000	580,587	(1,136,587)	–	$1,000,000

3.      The following documents are included as exhibits to this Form 10-K.

Exhibit                                Description

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003 (File No. 033-39902-FW).

3.2
Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007 (File No. 001-10799).

4.1
Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 14, 1999 (File No. 033-39902-FW).

10.1
The ADDvantage Technologies Group, Inc. 1998 Incentive Stock Plan,  incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 12, 2014 (File No. 001-10799).

10.2
First Amendment to ADDvantage Technologies Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003 (File No. 333-110645).

10.3
Senior Management Incentive Compensation Plan, incorporated by  reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007 (File No. 001-10799).

10.4
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008 (File No. 001-10799).

10.5
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (File No. 001-10799).

10.6
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (File No. 001-10799).

10.7
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.8
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.9
Change in Control Agreement dated April 2, 2012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.10
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.11
Amendment Two to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 11, 2012 (File No. 001-10799).

10.12
Amendment Three to Amended and Restated Revolving Credit and Term Loan Agreement dated November 29, 2013,  incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2013 (File No. 001-10799).

10.13
Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014 (File No. 001-10799).

10.14	Amendment Five to Amended and Restated Revolving Credit and Term Loan Agreement dated November 28, 2014.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 9, 2014                                                      By:            /s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 9, 2014                                                                 /s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors and Chief Technology Officer

Date:     December 9, 2014                                                                /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial
Officer)

Date:     December 9, 2014                                                                /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 9, 2014                                                                /s/ Paul F. Largess
Paul F. Largess, Director

Date:     December 9, 2014                                                                /s/ James C. McGill
James C. McGill, Director

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K.

Exhibit                                Description

3.1
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003 (File No. 033-39902-FW).

3.2
Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007 (File No. 001-10799).

4.1
Certificate of Designation, Preferences, Rights and Limitations of ADDvantage Media Group, Inc. Series A 5% Cumulative Convertible Preferred Stock and Series B 7% Cumulative Preferred Stock as filed with the Oklahoma Secretary of State on September 30, 1999 incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 14, 1999 (File No. 033-39902-FW).

10.1
The ADDvantage Technologies Group, Inc. 1998 Incentive Stock Plan,  incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on August 12, 2014 (File No. 001-10799).

10.2
First Amendment to ADDvantage Technologies Group, Inc. 1998 Incentive Stock Plan, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2003 (File No. 333-110645).

10.3
Senior Management Incentive Compensation Plan, incorporated by  reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007 (File No. 001-10799).

10.4
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008 (File No. 001-10799).

10.5
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (File No. 001-10799).

10.6
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (File No. 001-10799).

10.7
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.8
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.9
Change in Control Agreement dated April 2, 2012 between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.10
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.11
Amendment Two to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 11, 2012 (File No. 001-10799).

10.12
Amendment Three to Amended and Restated Revolving Credit and Term Loan Agreement dated November 29, 2013, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2013 (File No. 001-10799).

10.13
Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014 (File No. 001-10799).

10.14	Amendment Five to Amended and Restated Revolving Credit and Term Loan Agreement dated November 28, 2014.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.