Form 10-Q
period 2014-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2015-02-10
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2014

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2015 were 10,041,206.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2014

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	December 31, 2014 and September 30, 2014

	Consolidated Condensed Statements of Income (unaudited)	4
	Three Months Ended December 31, 2014 and 2013

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2014 and 2013

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	17

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	18

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2014	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$6,529,181	$5,286,097
Accounts receivable, net of allowance for doubtful accounts of $200,000	5,079,630	6,393,580
Income tax refund receivable	−	220,104
Inventories, net of allowance for excess and obsolete
inventory of $2,306,628 and $2,156,628, respectively	23,119,992	22,780,523
Prepaid expenses	127,464	174,873
Deferred income taxes	1,390,000	1,416,000
Total current assets	36,246,267	36,271,177

Property and equipment, at cost:
Land and buildings	7,212,779	7,208,679
Machinery and equipment	3,374,795	3,244,153
Leasehold improvements	135,252	206,393
Total property and equipment, at cost	10,722,826	10,659,225
Less accumulated depreciation	(4,290,324)	(4,191,516)
Net property and equipment	6,432,502	6,467,709

Intangibles, net of accumulated amortization	6,418,826	6,625,278
Goodwill	3,910,089	3,910,089
Other assets	131,428	131,428

Total assets	$53,139,112	$53,405,681

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2014	September 30, 2014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,543,924	$2,880,761
Accrued expenses	1,576,162	1,809,878
Accrued income taxes	104,663	−
Notes payable – current portion	852,643	845,845
Other current liabilities	993,308	983,269
Total current liabilities	6,070,700	6,519,753

Notes payable, less current portion	5,024,230	5,240,066
Deferred income taxes	178,000	267,000
Other liabilities	1,978,869	1,942,889

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized;10,541,864 shares issued; and 10,041,206 shares outstanding	105,419	105,419
Paid in capital	(5,277,464)	(5,312,881)
Retained earnings	46,059,372	45,643,449
Total shareholders’ equity before treasury stock	40,887,327	40,435,987

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	39,887,313	39,435,973

Total liabilities and shareholders’ equity	$53,139,112	$53,405,681

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
Sales	$10,837,158	$6,119,733
Cost of sales	7,005,355	4,256,506
Gross profit	3,831,803	1,863,227
Operating, selling, general and administrative expenses	3,075,459	1,629,875
Income from operations	756,344	233,352
Interest expense	85,421	5,983
Income before provision for income taxes	670,923	227,369
Provision for income taxes	255,000	88,000
Income from continuing operations	415,923	139,369

Discontinued operations, net of tax	−	26,368

Net income	$415,923	$165,737

Earnings per share:
Basic
Continuing operations	$0.04	$0.01
Discontinued operations	−	−
Net income	$0.04	$0.02
Diluted
Continuing operations	$0.04	$0.01
Discontinued operations	−	−
Net income	$0.04	$0.02
Shares used in per share calculation:
Basic	10,041,206	9,998,480
Diluted	10,044,619	10,009,689

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2014		2013
Operating Activities
Net income		$415,923	$165,737
Net income from discontinued operations		−	26,368
Net income from continuing operations		415,923	139,369
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation		98,808	75,650
Amortization		206,452	−
Provision for excess and obsolete inventories		150,000	160,000
Deferred income tax benefit		(63,000)	(53,000)
Share based compensation expense		62,028	31,341
Changes in assets and liabilities:
Accounts receivable		1,313,950	76,342
Income tax refund receivable		220,104	169,983
Inventories		(489,469)	(2,405,783)
Prepaid expenses		20,798	(12,693)
Accounts payable		(336,837)	1,560,197
Accrued expenses		(83,034)	(331,093)
Net cash provided by (used in) operating activities − continuing operations		1,515,723	(589,687)
Net cash used in operating activities − discontinued operations		−	(105,239)
Net cash provided by (used in) operating activities		1,515,723	(694,926)

Investing Activities
Additions to machinery and equipment		(63,601)	(1,374)
Net cash used in investing activities		(63,601)	(1,374)

Financing Activities
Payments on notes payable		(209,038)	(46,002)
Net cash used in financing activities		(209,038)	(46,002)

Net increase (decrease) in cash and cash equivalents		1,243,084	(742,302)
Cash and cash equivalents at beginning of period		5,286,097	8,476,725
Cash and cash equivalents at end of period		$6,529,181	$7,734,423

Supplemental cash flow information:
Cash paid for interest		$53,957	$5,953
Cash paid for income taxes	$	−	$–

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Accounting Policies

Basis of presentation

The condensed consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Cable Television (“Cable TV”) and Telecommunications (“Telco”).

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Recently Issued Accounting Standards

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

Note 2 – Inventories

Inventories at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014	September 30, 2014
New:
Cable TV	$16,691,894	$16,949,713
Refurbished:
Cable TV	3,778,007	3,982,140
Telco	4,956,719	4,005,298
Allowance for excess and obsolete inventory	(2,306,628)	(2,156,628)

	$23,119,992	$22,780,523

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

The Company regularly reviews the Cable Television segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable Television segment to allow for obsolete inventory, which increased the cost of sales during the three months ended December 31, 2014, and 2013, by approximately $0.2 million.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

Note 3 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets with their associated accumulated amortization amounts at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(354,750)	$3,902,250
Technology – 7 years	1,303,000	(155,119)	1,147,881
Trade name – 10 years	1,293,000	(107,750)	1,185,250
Non-compete agreements – 3 years	254,000	(70,555)	183,445

Total intangible assets	$7,107,000	$(688,174)	$6,418,826

	September 30, 2014
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(248,325)	$4,008,675
Technology – 7 years	1,303,000	(108,583)	1,194,417
Trade name – 10 years	1,293,000	(75,425)	1,217,575
Non-compete agreements – 3 years	254,000	(49,389)	204,611

Total intangible assets	$7,107,000	$(481,722)	$6,625,278

Note 4 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  At December 31, 2014, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  One outstanding term loan has an outstanding balance of $1.3 million at December 31, 2014 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.56% at December 31, 2014) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan has an outstanding balance of $4.5 million at December 31, 2014 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Capital Lease Obligations

The Company has two capital lease obligations related to machinery and equipment totaling $59 thousand at December 31, 2014 with monthly principal and interest payments of $2,069.  The capital lease obligations are due on June 20, 2017 and September 20, 2017.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At December 31, 2014, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at December 31, 2014), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 27, 2015.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at December 31, 2014.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

The Company has determined the carrying value of its variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s fixed rate loan was $4.5 million as of December 31, 2014.

Note 5 – Earnings Per Share

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

Basic and diluted earnings per share for the three months ended December 31, 2014 and 2013 are:

	Three Months Ended December 31,
	2014	2013
Income from continuing operations	$415,923	$139,369
Discontinued operations, net of tax	−	26,368
Net income attributable to common shareholders	$415,923	$165,737

Basic weighted average shares	10,041,206	9,998,480
Effect of dilutive securities:
Stock options	3,413	11,209
Diluted weighted average shares	10,044,619	10,009,689

Earnings per common share:
Basic
Continuing operations	$0.04	$0.01
Discontinued operations	−	−
Net income	$0.04	$0.02
Diluted
Continuing operations	$0.04	$0.01
Discontinued operations	−	−
Net income	$0.04	$0.02

Note 6 – Stock Option Plan

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

At December 31, 2014, 1,024,656 shares of common stock were reserved for the exercise of, or lapse of restrictions on, stock awards under the Plan.  Of these reserved shares, 40,415 shares were available for future grants.

Stock Options

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating, selling, general and administrative expense section of the Company’s consolidated condensed statements of income.

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

A summary of the status of the Company's stock options at December 31, 2014 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2014	560,000	$2.96
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2014	560,000	$2.96

Exercisable at December 31, 2014	210,000	$3.09

No nonqualified stock options were granted for the three months ended December 31, 2014.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.   The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2014 is as follows:

Three Months Ended
December 31, 2014
Fiscal year 2012 grant	$8,261
Fiscal year 2014 grant	$27,156

The Company records compensation expense over the vesting term of the related options.  At December 31, 2014, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of income was $190,125.

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

Note 7 – Segment Reporting

The Company is reporting its financial performance based on its external reporting segments: Cable Television and Telecommunications. These reportable segments are described below.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment also repairs cable television equipment for various cable companies.

Telecommunications (“Telco”)

The Company’s Telco segment sells certified used telecommunications networking equipment from a broad range of manufacturers to customers primarily in North America as well as other international regions.  In addition, this segment also offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling services.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets.

	Three Months Ended
	December 31, 2014	December 31, 2013
Sales
Cable TV	$6,833,020	$6,119,733
Telco	4,036,293	−
Intersegment	(32,155)	−
Total sales	$10,837,158	$6,119,733

Gross profit
Cable TV	$2,034,845	$1,863,227
Telco	1,796,958	−
Total gross profit	$3,831,803	$1,863,227

Operating income
Cable TV	$618,811	$233,352
Telco	137,533	−
Total operating income	$756,344	$233,352

	December 31, 2014	September 30, 2014
Segment assets
Cable TV	$27,705,307	$29,241,335
Telco	17,372,214	17,781,114
Non-allocated	8,061,591	6,383,232
Total assets	$53,139,112	$53,405,681

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, changes in the trends of the telecommunications industry, changes in our supplier agreements, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievement expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2014, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company is reporting its financial performance based on its external reporting segments: Cable Television and Telecommunications. These reportable segments are described below.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America and South America.  In addition, this segment also repairs cable television equipment for various cable companies.

Telecommunications (“Telco”)

The Company’s Telco segment sells certified used telecommunications networking equipment from a broad range of manufacturers primarily in North America.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling services.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2014 and December 31, 2013

Consolidated

Consolidated sales increased $4.7 million, or 77%, to $10.8 million for the three months ended December 31, 2014 from $6.1 million for the three months ended December 31, 2013.  The increase in sales was primarily in the Telco segment resulting from the Nave Communications Company (“Nave Communications”) acquisition on February 28, 2014, while sales from the Cable TV segment increased $0.7 million compared to the same period last year.  Consolidated gross profit increased $1.9 million, or 106%, to $3.8 million for the three months ended December 31, 2014 from $1.9 million for the same period last year.  The increase in gross profit was due primarily to gross profit from the Telco segment as a result of the Nave Communications acquisition, while gross profit from the Cable TV segment increased $0.1 million, or 9%, compared to the same period last year.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.5 million, or 89%, to $3.1 million for the three months ended December 31, 2014 from $1.6 million for the same period last year.  This increase in expenses was primarily due to the Telco segment of $1.7 million as a result of the Nave Communications acquisition, partially offset by a decrease in the Cable TV segment of $0.2 million.

Interest expense increased $0.1 million to $0.1 million for the three months ended December 31, 2014 from $6 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the second outstanding term loan entered into in connection with the Nave Communications acquisition.

The provision for income taxes was $0.3 million for the three months ended December 31, 2014, or an effective rate of 38%, from a provision for income taxes of $0.1 million for the three months ended December 31, 2013, or an effective rate of 39%.

Segment Results

Cable TV

Sales for the Cable TV segment increased $0.7 million to $6.8 million for the three months ended December 31, 2014 from $6.1 million for the same period last year.  The increase in sales was due primarily to an increase in new equipment sales of $0.9 million, partially offset by a decrease in repairs revenue of $0.2 million.  Gross margin was 30% for the three months ended December 31, 2014 and 2013.

Operating, selling, general and administrative expenses decreased $0.2 million to $1.4 million for the three months ended December 31, 2014 from $1.6 million for the same period last year.  The decrease was due primarily to decreased personnel costs.

Telco

Sales for the Telco segment were $4.0 million for the three months ended December 31, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Sales for the Telco segment consisted of $3.7 million of used equipment sales and $0.3 million of recycling revenue.  Gross margin was 45% for the three months ended December 31, 2014.

Operating, selling, general and administrative expenses were $1.7 million for the three months ended December 31, 2014.  These expenses included an additional accrual of $0.2 million related to the first earn-out payment related to the Nave Communications acquisition.  We will make future earn-out payments over the next three years equal to 70% of Nave Communications’ annual EBITDA in excess of $2.0 million per year (“Nave Earn-out”), which we estimate will be between $0.7 million and $1.0 million annually.

Discontinued Operations

Discontinued operations, net of tax, was zero for the three months ended December 31, 2014 compared to $26 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

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

A reconciliation by segment of operating income to EBITDA follows:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income	$618,811	$137,533	$756,344	$233,352	$	−	$233,352
Depreciation	71,564	27,244	98,808	68,976		−	68,976
Amortization	−	206,452	206,452	−		−	−
EBITDA	$690,375	$371,229	$1,061,604	$302,328	$	−	$302,328

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2014 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Condensed Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Inventory Valuation

Our position in the industry requires us to carry large inventory quantities relative to annual sales, but it also allows us to realize high overall gross profit margins on our sales.  We market our products primarily to multiple system operators (“MSOs”), telecommunication providers and other users of cable television and telecommunication equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis as well as providing used products as an alternative to new products from the manufacturer.  Carrying these large inventory quantities represents our largest risk.

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At December 31, 2014, we had total inventory, before the reserve for excess and obsolete inventory, of $25.4 million, consisting of $16.7 million in new products and $8.7 million in used or refurbished products.

For the Cable TV segment, our reserve at December 31, 2014 for excess and obsolete inventory was $2.3 million, which reflects an increase of approximately $0.2 million to reflect deterioration in the market demand of that inventory. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

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

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at December 31, 2014 and September 30, 2014.   At December 31, 2014, accounts receivable, net of allowance for doubtful accounts, was $5.1 million.

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

Management utilizes a discounted cash flow analysis to determine the estimated fair value of each reporting unit.  Significant judgments and assumptions including the discount rate and anticipated revenue growth rate, gross margins and operating expenses are inherent in these fair value estimates, which are based on historical operating results.  As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  If the carrying value of one of the reporting units exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess.  If an impairment charge is incurred, it would negatively impact our results of operations and financial position.

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

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and we also have available to us a bank line of credit of $7.0 million.  During the three months ended December 31, 2014, we generated $1.5 million of cash flow for operations.  The cash flow from operations was favorably impacted by $1.3 million from a net decrease in accounts receivable. The cash flow from operations was unfavorably impacted by $0.5 million from a net increase in inventory due primarily to purchases of used telecommunications equipment.

In fiscal second quarter 2015, we will make the first of three annual installment payments to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  The deferred consideration, which consists of $3.0 million to be paid in equal annual installments over the three years, is recorded at its present value of $2.8 million at December 31, 2014.  In addition, in the fiscal second or third quarter of 2015, we will make earn-out payments equal to 70% of Nave Communications EBITDA earnings in excess of $2.0 million over the next three years, which we estimate will be between $0.7 million and $1.0 million annually.

Cash Flows Used for Investing Activities

During the three months ended December 31, 2014, cash used in investing activities was $0.1 million related to capital expenditures.

Cash Flows Used for Financing Activities

During the three months ended December 31, 2014, we made principal payments of $0.2 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At December 31, 2014, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at December 31, 2014).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $6.5 million at December 31, 2014, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 10, 2015                                                              /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  February 10, 2015                                                              /s/ Scott A. Francis
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