Form 10-Q
period 2015-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2015-05-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2015 were 10,073,121.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2015

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2015 and September 30, 2014

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Six Months Ended March 31, 2015 and 2014

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2015 and 2014

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	18

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	19

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$4,824,227	$5,286,097
Accounts receivable, net of allowance for doubtful accounts of $200,000	6,401,011	6,393,580
Income tax refund receivable	−	220,104
Inventories, net of allowance for excess and obsolete
inventory of $2,456,628 and $2,156,628, respectively	24,784,340	22,780,523
Prepaid expenses	255,972	174,873
Deferred income taxes	1,457,000	1,416,000
Total current assets	37,722,550	36,271,177

Property and equipment, at cost:
Land and buildings	7,222,279	7,208,679
Machinery and equipment	3,373,232	3,244,153
Leasehold improvements	141,237	206,393
Total property and equipment, at cost	10,736,748	10,659,225
Less accumulated depreciation	(4,390,403)	(4,191,516)
Net property and equipment	6,346,345	6,467,709

Intangibles, net of accumulated amortization	6,212,375	6,625,278
Goodwill	3,910,089	3,910,089
Other assets	131,428	131,428

Total assets	$54,322,787	$53,405,681

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	September 30, 2014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,482,776	$2,880,761
Accrued expenses	1,742,347	1,809,878
Accrued income taxes	44,190	−
Notes payable – current portion	859,757	845,845
Other current liabilities	960,607	983,269
Total current liabilities	8,089,677	6,519,753

Notes payable, less current portion	4,805,882	5,240,066
Deferred income taxes	175,000	267,000
Other liabilities	1,020,243	1,942,889

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,573,779 and 10,541,864 shares issued, respectively; and 10,073,121 and 10,041,206 shares outstanding, respectively	105,738	105,419
Paid in capital	(5,167,366)	(5,312,881)
Retained earnings	46,293,627	45,643,449
Total shareholders’ equity before treasury stock	41,231,999	40,435,987

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	40,231,985	39,435,973

Total liabilities and shareholders’ equity	$54,322,787	$53,405,681

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales	$11,366,539	$8,313,815	$22,203,697	$14,433,549
Cost of sales	7,123,027	6,082,648	14,128,382	10,339,154
Gross profit	4,243,512	2,231,167	8,075,315	4,094,395
Operating, selling, general and administrative expenses	3,803,155	2,659,420	6,878,614	4,289,296
Operating income (loss)	440,357	(428,253)	1,196,701	(194,901)
Interest expense	79,102	25,011	164,523	30,994
Income (loss) before provision for income taxes	361,255	(453,264)	1,032,178	(225,895)
Provision (benefit) for income taxes	127,000	(176,000)	382,000	(88,000)
Income (loss) from continuing operations	234,255	(277,264)	650,178	(137,895)

Discontinued operations:
Loss from discontinued operations, net of tax	−	(60,444)	−	(34,076)
Loss on sale of discontinued operations, net of tax	−	(556,442)	−	(556,442)
Discontinued operations, net of tax	−	(616,886)	−	(590,518)

Net income (loss)	$234,255	$(894,150)	$650,178	$(728,413)

Earnings (loss) per share:
Basic
Continuing operations	$0.02	$(0.03)	$0.06	$(0.01)
Discontinued operations	−	(0.06)	−	(0.06)
Net income (loss)	$0.02	$(0.09)	$0.06	$(0.07)
Diluted
Continuing operations	$0.02	$(0.03)	$0.06	$(0.01)
Discontinued operations	−	(0.06)	−	(0.06)
Net income (loss)	$0.02	$(0.09)	$0.06	$(0.07)
Shares used in per share calculation:
Basic	10,051,844	10,004,830	10,046,525	10,001,655
Diluted	10,051,844	10,004,830	10,046,525	10,001,655

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2015		2014
Operating Activities
Net income (loss)		$650,178	$(728,413)
Net loss from discontinued operations		−	(590,518)
Net income (loss) from continuing operations		650,178	(137,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		198,887	160,177
Amortization		412,903	76,656
Provision for excess and obsolete inventories		300,000	300,000
Deferred income tax benefit		(133,000)	(88,000)
Share based compensation expense		125,306	61,851
Changes in assets and liabilities:
Accounts receivable		(7,431)	(376,746)
Income tax refund receivable		220,104	(385,868)
Inventories		(2,303,817)	(2,264,830)
Prepaid expenses		(60,571)	(35,441)
Accounts payable		1,602,015	1,669,098
Accrued expenses		31,351	13,934
Net cash provided by (used in) operating activities – continuing operations		1,035,925	(1,007,064)
Net cash provided by operating activities – discontinued operations		−	257,401
Net cash provided by (used in) operating activities		1,035,925	(749,663)

Investing Activities
Acquisition of business, net of cash acquired		−	(10,011,080)
Guaranteed payments for acquisition of business		(1,000,000)	−
Additions to machinery and equipment		(77,523)	(23,476)
Proceeds from sale of discontinued operations		−	2,000,000
Net cash used in investing activities		(1,077,523)	(8,034,556)

Financing Activities
Proceeds on notes payable		−	5,000,000
Payments on notes payable		(420,272)	(146,912)
Net cash provided by (used in) financing activities		(420,272)	4,853,088

Net decrease in cash and cash equivalents		(461,870)	(3,931,131)
Cash and cash equivalents at beginning of period		5,286,097	8,476,725
Cash and cash equivalents at end of period		$4,824,227	$4,545,594

Supplemental cash flow information:
Cash paid for interest		$105,564	$31,004
Cash paid for income taxes		$264,000	$27,000

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$	−	$(2,744,338)
Working capital purchase price receivable	$	−	$380,433

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Accounting Policies

Basis of presentation

The consolidated condensed financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Cable Television (“Cable TV”) and Telecommunications (“Telco”).

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The guidance is effective for the fiscal year and interim periods beginning October 1, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.

Note 2 – Inventories

Inventories at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014
New:
Cable TV	$17,338,805	$16,949,713
Refurbished:
Cable TV	3,726,751	3,982,140
Telco	6,175,412	4,005,298
Allowance for excess and obsolete inventory	(2,456,628)	(2,156,628)

	$24,784,340	$22,780,523

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

The Company regularly reviews the Cable Television segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable Television segment to allow for obsolete inventory, which increased the cost of sales during the six months ended March 31, 2015, and 2014, by approximately $0.3 million.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

Note 3 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets with their associated accumulated amortization amounts at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(461,174)	$3,795,826
Technology – 7 years	1,303,000	(201,654)	1,101,346
Trade name – 10 years	1,293,000	(140,075)	1,152,925
Non-compete agreements – 3 years	254,000	(91,722)	162,278

Total intangible assets	$7,107,000	$(894,625)	$6,212,375

	September 30, 2014
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(248,325)	$4,008,675
Technology – 7 years	1,303,000	(108,583)	1,194,417
Trade name – 10 years	1,293,000	(75,425)	1,217,575
Non-compete agreements – 3 years	254,000	(49,389)	204,611

Total intangible assets	$7,107,000	$(481,722)	$6,625,278

Note 4 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  At March 31, 2015, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $1.2 million at March 31, 2015 and is due on November 20, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.57% at March 31, 2015) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan has an outstanding balance of $4.4 million at March 31, 2015 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Capital Lease Obligations

The Company has two capital lease obligations related to machinery and equipment totaling $53 thousand at March 31, 2015 with monthly principal and interest payments of $2,069.  The capital lease obligations are due on June 20, 2017 and September 20, 2017.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At March 31, 2015, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at March 31, 2015), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 27, 2015.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at March 31, 2015.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s fixed rate loan was $4.2 million as of March 31, 2015.

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

Basic and diluted earnings per share for the three and six months ended March 31, 2015 and 2014 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Income (loss) from continuing operations	$234,255	$(277,264)	$650,178	$(137,895)
Discontinued operations, net of tax	−	(616,886)	−	(590,518)
Net income (loss) attributable to common shareholders	$234,255	$(894,150)	$650,178	$(728,413)

Basic weighted average shares	10,051,844	10,004,830	10,046,525	10,001,655
Effect of dilutive securities:
Stock options	−	−	–	−
Diluted weighted average shares	10,051,844	10,004,830	10,046,525	10,001,655
Earnings (loss) per common share:
Basic
Continuing operations	$0.02	$(0.03)	$0.06	$(0.01)
Discontinued operations	−	(0.06)	−	(0.06)
Net income (loss)	$0.02	$(0.09)	$0.06	$(0.07)
Diluted
Continuing operations	$0.02	$(0.03)	$0.06	$(0.01)
Discontinued operations	−	(0.06)	−	(0.06)
Net income (loss)	$0.02	$(0.09)	$0.06	$(0.07)

Note 6 – Stock Option Plan

Plan Information

At the annual meeting of shareholders in March 2015, the shareholders approved the 2015 Incentive Stock Plan (the “Plan”).  The Plan provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  The Plan provides an additional 500,000 shares of common stock available for issuance in addition to those stock awards that were outstanding under the previous incentive stock plan.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At March 31, 2015, 1,100,591 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 500,000 shares were available for future grants.

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

A summary of the status of the Company's stock options at March 31, 2015 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2014	560,000	$2.96
Granted	–	–
Exercised	–	–
Expired	(15,000)	$4.62
Forfeited	–	–
Outstanding at March 31, 2015	545,000	$2.91

Exercisable at March 31, 2015	195,000	$2.97

No nonqualified stock options were granted for the six months ended March 31, 2015.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2015 is as follows:

Six Months Ended
March 31, 2015
Fiscal year 2012 grant	$16,522
Fiscal year 2014 grant	$54,312

The Company records compensation expense over the vesting term of the related options.  At March 31, 2015, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $154,706.

Restricted Stock

The Company granted restricted stock in March 2015 to its Board of Directors totaling 31,915 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $75,000 and is being amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in April of 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Telecommunications (“Telco”)

The Company’s Telco segment sells certified used telecommunications networking equipment from a broad range of manufacturers to customers primarily in North America as well as other international regions.  In addition, this segment also offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets.

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Sales
Cable TV	$5,792,272	$7,248,191	$12,625,291	$13,367,925
Telco	5,813,777	1,065,624	9,850,071	1,065,624
Intercompany	(239,510)	−	(271,665)	−
Total sales	$11,366,539	$8,313,815	$22,203,697	$14,433,549

Gross profit
Cable TV	$1,787,639	$1,852,660	$3,822,484	$3,715,888
Telco	2,455,873	378,507	4,252,831	378,507
Total gross profit	$4,243,512	$2,231,167	$8,075,315	$4,094,395

Operating income (loss)
Cable TV	$347,839	$264,365	$966,650	$497,717
Telco	92,518	(692,618)	230,051	(692,618)
Total operating income (loss)	$440,357	$(428,253)	$1,196,701	$(194,901)

	March 31, 2015	September 30, 2014
Segment assets
Cable TV	$28,085,530	$29,241,335
Telco	19,813,675	17,781,114
Non-allocated	6,423,582	6,383,232
Total assets	$54,322,787	$53,405,681

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

Telecommunications (“Telco”)

The Company’s Telco segment sells certified used telecommunications networking equipment from a broad range of manufacturers primarily in North America.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling program.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and March 31, 2014

Consolidated

Consolidated sales increased $3.1 million, or 37%, to $11.4 million for the three months ended March 31, 2015 from $8.3 million for the three months ended March 31, 2014.  The increase in sales was primarily in the Telco segment resulting from the Nave Communications Company (“Nave Communications”) acquisition on February 28, 2014, while sales from the Cable TV segment decreased $1.4 million compared to the same period last year.  Consolidated gross profit increased $2.0 million, or 90%, to $4.2 million for the three months ended March 31, 2015 from $2.2 million for the same period last year.  The increase in gross profit was due primarily to gross profit from the Telco segment as a result of the Nave Communications acquisition, while gross profit from the Cable TV segment decreased $0.1 million compared to the same period last year.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.1 million, or 43%, to $3.8 million for the three months ended March 31, 2015 from $2.7 million for the same period last year.  This increase in expenses was primarily due to the Telco segment of $1.3 million as a result of the Nave Communications acquisition, partially offset by a decrease in the Cable TV segment of $0.2 million.

Interest expense increased $54 thousand to $79 thousand for the three months ended March 31, 2015 from $25 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the second outstanding term loan entered into in connection with the Nave Communications acquisition.

The provision for income taxes was $0.1 million for the three months ended March 31, 2015, or an effective rate of 35%, from a benefit for income taxes of $0.2 million for the three months ended March 31, 2014, or an effective rate of 39%.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.4 million to $5.8 million for the three months ended March 31, 2015 from $7.2 million for the same period last year.  The decrease in sales was due primarily to a decrease in new equipment sales and refurbished equipment sales of $1.1 million and $0.2 million, respectively.  Gross margin was 31% for the three months ended March 31, 2015 and 26% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.2 million to $1.4 million for the three months ended March 31, 2015 from $1.6 million for the same period last year.  The decrease was due primarily to decreased personnel costs.

Telco

Sales for the Telco segment increased $4.7 million to $5.8 million for the three months ended March 31, 2015 from $1.1 million for the same period last year as a result of the acquisition of Nave Communications.  The increase in sales primarily resulted from an increase in used equipment sales and recycling revenue of $4.4 million and $0.3 million, respectively.  The increase in used equipment sales was benefited by a $1.5 million equipment sale to an end-user customer in the second quarter of 2015.  Gross margin was 42% for the three months ended March 31, 2015 and 36% for the same period last year.

Operating, selling, general and administrative expenses increased $1.3 million to $2.4 million for the three months ended March 31, 2015 from $1.1 million for the same period last year as a result of the acquisition of Nave Communications.  The increase in expenses included $0.5 million for the three months ended March 31, 2015 and zero for the same period last year for the earn-out payments related to the Nave Communications acquisition.  In March 2015, we made our first of three earn-out payments for $0.7 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make earn-out payments in March 2016 and 2017, which we estimate will be between $1.0 million and $1.5 million each.  In addition, for the three months ended March 31, 2014, these expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications.

Discontinued Operations

Discontinued operations, net of tax, was zero for the three months ended March 31, 2015 and a loss of $60 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was zero for the three months ended March 31, 2015 and $0.6 million for the same period last year, which resulted from the sale of the net assets of Adams Global Communications on January 31, 2014 for $2 million in cash.

Comparison of Results of Operations for the Six Months Ended March 31, 2015 and March 31, 2014

Consolidated

Consolidated sales increased $7.8 million, or 54%, to $22.2 million for the six months ended March 31, 2015 from $14.4 million for the six months ended March 31, 2014.  The increase in sales was primarily in the Telco segment resulting from the Nave Communications acquisition, while sales from the Cable TV segment decreased $0.8 million compared to the same period last year.  Consolidated gross profit increased $4.0 million, or 97%, to $8.1 million for the six months ended March 31, 2015 from $4.1 million for the same period last year.  The increase in gross profit was due to an increase in the Telco segment of $3.9 million as a result of the Nave Communications acquisition and an increase in the Cable TV segment of $0.1 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.6 million, or 60%, to $6.9 million for the six months ended March 31, 2015 from $4.3 million for the same period last year.  This increase was primarily due to increased expenses of the Telco segment of $2.9 million as a result of the Nave Communications acquisition, partially offset by decreased expenses of the Cable TV segment of $0.3 million.

Interest expense increased $134 thousand to $165 thousand for the six months ended March 31, 2015 from $31 thousand for the same period last year.  The increase was due primarily to interest expense incurred on the second outstanding term loan entered into in connection with the Nave Communications acquisition.

The provision for income taxes was $0.4 million for the six months ended March 31, 2015, or an effective rate of 37%, from a benefit for income taxes of $0.1 million for the six months ended March 31, 2014, or an effective rate of 39%.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $0.8 million to $12.6 million for the six months ended March 31, 2015 from $13.4 million for the same period last year.  The decrease in sales was due primarily to a decrease in new equipment sales, refurbished equipment sales and service revenue of $0.3 million, $0.2 million and $0.3 million, respectively.  Gross margin was 30% for the six months ended March 31, 2015 and 28% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.3 million to $2.9 million for the six months ended March 31, 2015 from $3.2 million for the same period last year.  The decrease was due primarily to decreased personnel costs.

Telco

Sales for the Telco segment increased $8.8 million to $9.9 million for the six months ended March 31, 2015 from $1.1 million for the same period last year as a result of the acquisition of Nave Communications.  The increase in sales resulted from an increase in used equipment sales of $8.2 million and recycling revenue of $0.6 million.  The increase in used equipment sales was benefited by a $1.5 million equipment sale to an end-user customer in the second quarter of 2015.  Gross margin was 43% for the six months ended March 31, 2015 and 36% for the same period last year.

Operating, selling, general and administrative expenses increased $2.9 million to $4.0 million for the six months ended March 31, 2015 from $1.1 million for the same period last year as a result of the acquisition of Nave Communications.  The increase in expenses included $0.7 million for the six months ended March 31, 2015 and zero for the same period last year for the earn-out payments related to the Nave Communications acquisition.  In March 2015, we made our first of three earn-out payments for $0.7 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make earn-out payments in March 2016 and 2017, which we estimate will be between $1.0 million and $1.5 million each.

In addition, for the six months ended March 31, 2014, these expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications.

Discontinued Operations

Loss from discontinued operations, net of tax, was zero for the six months ended March 31, 2015 and a loss of $34 thousand for the same period last year.  This activity included the operations of Adams Global Communications prior to the sale on January 31, 2014.

Loss on sale of discontinued operations, net of tax, was zero for the six months ended March 31, 2015 and a loss of $0.6 million for the same period last year, which resulted from the sale of the net assets of Adams Global Communications on January 31, 2014 for $2 million in cash.

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

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Cable TV	Telco	Total	Cable TV	Telco	Total

Operating income (loss)	$347,839	$92,518	$440,357	$264,365	$(692,618)	$(428,253)
Depreciation	70,149	29,930	100,079	76,444	14,757	91,201
Amortization	−	206,451	206,451	−	76,656	76,656
EBITDA (a)	$417,988	$328,899	$746,887	$340,809	$(601,205)	$(260,396)

(a)
The Telco segment includes earn-out expenses of $0.5 million and zero for the three months ended March 31, 2015 and 2014, respectively, related to the acquisition of Nave Communications.  In addition, the Telco segment includes acquisition-related costs of $0.6 million for the three months ended March 31, 2014 related to the acquisition of Nave Communications.

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
	Cable TV	Telco	Total	Cable TV	Telco	Total

Operating income (loss)	$966,650	$230,051	$1,196,701	$497,717	$(692,618)	$(194,901)
Depreciation	141,713	57,174	198,887	145,420	14,757	160,177
Amortization	−	412,903	412,903	−	76,656	76,656
EBITDA (a)	$1,108,363	$700,128	$1,808,491	$643,137	$(601,205)	$41,932

(a)
The Telco segment includes earn-out expenses of $0.7 million and zero for the six months ended March 31, 2015 and 2014, respectively, related to the acquisition of Nave Communications.  In addition, the Telco segment includes acquisition-related costs of $0.6 million for the six months ended March 31, 2014 related to the acquisition of Nave Communications.

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At March 31, 2015, we had total inventory, before the reserve for excess and obsolete inventory, of $27.2 million, consisting of $17.3 million in new products and $9.9 million in used or refurbished products.

For the Cable TV segment, our reserve at March 31, 2015 for excess and obsolete inventory was $2.5 million, which reflects an increase of approximately $0.3 million to reflect deterioration in the market demand of that inventory. If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

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

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at March 31, 2015 and September 30, 2014.   At March 31, 2015, accounts receivable, net of allowance for doubtful accounts, was $6.4 million.

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

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and we also have available to us a bank line of credit of $7.0 million.  During the six months ended March 31, 2015, we generated $1.0 million of cash flow for operations.  The cash flow from operations was favorably impacted by $1.6 million from a net increase in accounts payable primarily as a result of inventory purchases. The cash flow from operations was unfavorably impacted by $2.3 million from a net increase in inventory due primarily to purchases of used telecommunications equipment.

During the six months ended March 31, 2015, we increased the Nave Earn-out by $0.7 million, which is recorded in accrued expenses.  In March 2015, we paid $0.7 million for the first of three annual Nave Earn-out payments.  The Nave Earn-out is equal to 70% of Nave Communications adjusted EBITDA earnings in excess of $2.0 million each year.  We estimate the remaining two annual payments will be between $1.0 million and $1.5 million each.

Cash Flows Used for Investing Activities

In March 2015, we paid $1.0 million for the first of three annual installment payments to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  The deferred consideration, which consists of $3.0 million to be paid in equal annual installments over the three years, is recorded at its present value of $1.9 million at March 31, 2015.  During the six months ended March 31, 2015, cash used in investing activities was $0.1 million related to capital expenditures.

Cash Flows Used for Financing Activities

During the six months ended March 31, 2015, we made principal payments of $0.4 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At March 31, 2015, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at March 31, 2015).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $4.8 million at March 31, 2015, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 12, 2015                                                                      /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 12, 2015                                                                      /s/ Scott A. Francis
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