Form 10-K
period 2015-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2015-12-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2015 was $12,198,302.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,063,563 as of November 30, 2015.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                 ADDVANTAGE TECHNOLOGIES GROUP, INC.
                              FORM 10-K
                           YEAR ENDED SEPTEMBER 30, 2015

PART   I

Item  1.                 Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”, “We” or “ADDvantage”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the cable television and telecommunications industry, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Background

The Company was incorporated under the laws of Oklahoma in September 1989 as “ADDvantage Media Group, Inc.”  In December 1999, its name was changed to ADDvantage Technologies Group, Inc.  Our headquarters are located in Broken Arrow, Oklahoma.

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television (“Cable TV”) and telecommunications industries.  We also provide equipment repair services to cable operators.  In addition, we offer our telecommunications customers decommissioning services for surplus and obsolete equipment, which we in turn process through our recycling services.

Several of our subsidiaries, through their long-standing relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  ADDvantage has a reseller agreement with Arris Solutions to sell cable television equipment in the United States.  We are also one of only three distributors of Arris broadband products.  We are a distributor of Cisco video products as a Cisco Premier Partner, which also allows us to sell Cisco’s IT related products.  In addition, we are designated as an authorized third party Cisco repair center for select video products.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.

In addition to offering a broad range of new products, we also sell surplus-new and refurbished equipment that we purchase in the market as a result of cable or telecommunications operator system upgrades or an overstock in their warehouses.  We maintain one of the industry's largest inventories of new and used equipment, which allows us to expedite delivery of products to our customers.  We continue to upgrade our new product offerings to stay in the forefront of the communications broadband technology revolution.

Most of our subsidiaries operate technical service centers that service/repair most brands of Cable TV equipment.

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

Operating Segments

The Company reports its financial performance based on two reporting segments: Cable Television (“Cable TV”) and Telecommunications (“Telco”).

The Cable TV segment sells new, surplus and refurbished cable television equipment to cable television operators (called multiple system operators or “MSOs”) or other resellers that sell to these customers throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment also repairs cable television equipment for various Cable TV companies.

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

Access and Transport Products – Access and transport products are used to permit signals to travel from the headend to their ultimate destination in a home, apartment, hotel room, office or other terminal location along a distribution network of fiber-optic or coaxial cable.  Among the products we offer in this category are transmitters, receivers, line extenders, broadband amplifiers, directional taps and splitters.

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

We also offer repair services for most brands of cable equipment at our seven service centers.

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

In addition, we offer our customers decommissioning services for surplus and obsolete equipment, which we then process through our Responsible Recycling (“R2”)-certified recycling program.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2015	2014	2013
United States
Cable TV	$23,975,197	$25,738,706	$27,541,137
Telco (a)	16,031,293	6,533,458	−
Canada, Central America, Asia, Europe, Mexico, South America and Other
Cable TV	1,418,488	1,465,514	1,136,214
Telco (a)	2,308,642	2,151,014	−
	$43,733,620	$35,888,692	$28,677,351

(a)  The Telco segment revenues for fiscal year 2014 are from February 28, 2014 through September 30, 2014.

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2015, Cable TV segment sales of new products represented 68% of Cable TV segment revenues and refurbished product sales represented 19%.  Repair and other services contributed the remaining 13% of Cable TV segment revenues.  Telco segment sales of refurbished products represented 93% of Telco segment revenues.  Recycle sales and other services contributed the remaining 7% of Telco segment revenues.

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

We maintain a wide breadth of inventory of new and used products and many times can offer our customers same day shipments.  We carry one of the most diverse inventories of any cable television or telecommunication product reseller in the country, and we also have access to additional inventory via our various supply channels.  We believe our investment in on-hand inventory, our product supply channels, our network of regional repair centers and our experienced sales and customer service team create a competitive advantage for us.

Suppliers

In fiscal year 2015, the Cable TV segment purchased approximately 18% of its total inventory purchases directly from Arris Solutions and approximately 26% of its total inventory purchases either directly from Cisco or indirectly through Cisco’s primary stocking distributor.  In addition to purchasing inventory from OEMs, this segment also purchases used or surplus-new inventory from MSOs, who have upgraded or are in the process of upgrading their systems, and from other resellers in this business.

In fiscal year 2015, the Telco segment purchased approximately 11% of its total inventory purchases from Westworld Telecom.  This segment of our business primarily purchases its used inventory from telecommunication companies that have excess equipment on hand or have upgraded their systems or from other resellers in this segment.

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

Competition

The overall telecommunications equipment industry is highly competitive.  We compete with numerous resellers in the marketplace and declines in the economy have reduced the amount of capital expenditures in our industry, which heightens the competition.  In addition, especially for the Cable TV segment, we sell current production products in competition with the OEMs.

Cable TV Segment

We believe we have differentiated ourselves from the OEMs, other resellers and repair operations in the marketplace in the following ways:
•	we sell both new and refurbished Cable TV equipment as well as repair what we sell, while most of our competition does not offer all of these services;
•	we stock both new and refurbished inventory;
•	we stock a wide breadth of inventory, which many of our competitors do not due to working capital constraints;
•	we can reconfigure new and refurbished equipment to meet the different needs of our customers;
•	we can meet our customers’ timing needs for product due to our inventory on hand; and
•	we have experienced sales support staff that have the technical know-how to assist our customers regarding solutions for various products and configurations.
In terms of sales and inventory on hand or available via our supply channels, we believe we are one of the largest resellers in this industry, providing both sales and service of new and refurbished Cable TV equipment.

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

Telco Segment

For the Telco segment, we believe our differentiation from other resellers in the marketplace is primarily the following:
•	we stock a broad range of used inventory, which allows us to meet our customers’ timing needs;
•	we have experienced sales support staff that have strong relationships with our customers and technical knowledge of the products we offer;
•
  we have the following quality certifications:  TL9000 (telecommunications quality certification), ISO 14001 (environmental management certification), OHSAS18000 (occupational safety and health management certification), and  R2 (EPA responsible recycling practices for electronics); and

•	we provide multiple services for our customers including deinstallation and decommission of products, storage and management of spares inventory and recycling.

Working Capital Practices

Working capital practices in our business center on inventory and accounts receivable.  We choose to carry a relatively large volume of inventory due to our on-hand, on-demand business model.  We typically utilize excess cash flows to reinvest in inventory to maintain or expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  In 2015, we increased our inventory $1.4 million (before excess and obsolescence reserves) due primarily to increasing our Telco segment inventory $2.4 million due in large part to purchasing previously consigned inventory, partially offset by a decreased inventory position in our Cable TV segment.  Currently, we are not anticipating increasing our inventory levels any further, but are instead working to decrease our inventory position.  Our working capital requirements are generally met by cash flows from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We sold our equipment and services to approximately 1,300 customers in fiscal year 2015.  We are not dependent on one or a few customers to support our business on an on-going basis.   Sales to our largest customer accounted for approximately 9% of our consolidated sales in fiscal year 2015, while our sales to our largest five customers were 26% of our consolidated sales in fiscal year 2015, three of which were in the Cable TV segment and two were in the Telco segment.

Personnel

At September 30, 2015, we had 156 employees, including 152 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

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

•
  Warminster, Pennsylvania – We own a facility in a suburb of Philadelphia consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  We also lease property of approximately 2,000 square feet, with monthly rental payments of $1,425 through December 31, 2015.  We also rent on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

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

•
  Suwanee, Georgia – We rent on a month-to-month basis a facility in a suburb of Atlanta consisting of an office and service center of approximately 5,000 square feet, with monthly rental payments of $3,060.

•
  Phoenix, Arizona – We  lease a facility in Phoenix, Arizona consisting of an office, service center and warehouse of approximately 6,300 square feet, with monthly rental payments of $3,565,
  $3,690, and $3,815 plus common area operating expenses of approximately $1,500 through May 31, 2016, 2017 and 2018, respectively.

Telco Segment

•
  Jessup, Maryland – We lease a facility in a suburb of Baltimore consisting of an office, warehouse, and service center of approximately 88,000 square feet, with monthly rental payments of
  $41,000 increasing each year by 2.5% through November 30, 2023.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2015	High	Low

First Quarter	$2.70	$2.24
Second Quarter	$2.49	$2.18
Third Quarter	$2.49	$2.27
Fourth Quarter	$2.40	$2.20

Year Ended September 30, 2014	High	Low

First Quarter	$3.28	$2.41
Second Quarter	$3.42	$2.55
Third Quarter	$3.55	$2.55
Fourth Quarter	$2.80	$2.25

Holders

At November 30, 2015, we had approximately 70 shareholders of record and, based on information received from brokers, there were approximately 2,000 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings and financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2015:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	535,000	$2.88	539,883
Equity compensation plans not approved by security holders	0	0	0
Total	535,000	$2.88	539,883

Item 6.                 Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011

Sales	$43,734	$35,889	$28,677	$29,677	$36,145

Income from operations	$2,576	$1,097	$2,896	$2,619	$4,754

Income from continuing operations	$1,498	$659	$1,772	$939	$2,431

Continuing operations earnings per share
Basic	$0.15	$0.07	$0.18	$0.09	$0.24
Diluted	$0.15	$0.07	$0.18	$0.09	$0.24

Total assets	$51,973	$53,406	$43,116	$42,033	$52,888

Long-term obligations inclusive of current maturities	$5,240	$6,086	$1,503	$1,687	$12,058

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

General

The Company reports its financial performance based on two external reporting segments: Cable Television and Telecommunications.  These reportable segments are described below.

Cable Television ("Cable TV")

The Company’s Cable TV segment sells new, surplus and refurbished cable television equipment to cable MSOs throughout North America, Central America and South America.  Our Cable TV segment is a Premier Partner for Cisco’s products, which allows them to sell both video-related and IT-related products in the United States and a leading distributor of Arris broadband products.  The Cable Television segment also distributes products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.  In addition, we also operate technical service centers that offer repair services for our cable MSO customers on most products that we sell.

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

Recent Business Developments

Business Strategy

In fiscal year 2015, we continued to execute on our growth strategy of organic growth and acquisitions.  Our Cable TV segment has experienced top-line revenue declines since 2008 due to decreased plant expansions and bandwidth equipment upgrades as a result of lower new housing developments and an overall lower cable television subscriber base.  In addition, in the last quarter of fiscal year 2015, we observed a general weakness in the industry, which further negatively impacted our sales, and we anticipate that this revenue decline will continue into fiscal year 2016.  For the Cable TV segment, our growth strategy is primarily focused on organic growth in order to gain market share in a shrinking capital equipment expenditure market.  We seek to increase this business segment primarily along three major fronts:  1) expand product offerings among existing OEM vendors, 2) add additional vendors to our product offering mix and 3) expand our sales force.

Our Telco segment was formed when we acquired Nave Communications in February 2014.  Our Telco segment continued to increase its top-line revenue performance in fiscal year 2015.  We have expanded the inventory base in fiscal year 2015 in order to better serve our telecommunication’s customers.  We believe that this segment will continue to grow both top-line revenue and operating income by expanding sales to new and existing telecommunication end-user customers. This growth will be driven by increasing our sales force and utilizing our on-hand inventory supply and extensive supplier network to support our overall sales efforts.  In addition, in fiscal year 2015, the Telco segment also received its R2 certification, which will allow them to grow their recycling efforts as well.

In addition to organically growing our existing businesses, we are seeking additional acquisition opportunities that will enable us to expand the scope of our business within the broader telecommunications industry.  We believe that the current state of the industry provides opportunities for expansion of our business through acquisitions. In fiscal 2015, we engaged an investment banker to help us identify a strategic acquisition.  We will continue to evaluate companies in the telecommunications market and are optimistic that we will identify and execute a strategic acquisition.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business are matters posing some risk to any company and about which we can give no assurance.

Results of Operations

Year Ended September 30, 2015, compared to Year Ended September 30, 2014 (all references are to fiscal years)

Consolidated

Consolidated sales increased $7.8 million, or 22%, to $43.7 million for 2015 from $35.9 million for 2014.  The increase in sales was due to an increase in the Telco segment of $9.6 million primarily resulting from the Nave Communications acquisition in February 2014, partially offset by a decrease in the Cable TV segment of $1.8 million.

Consolidated gross profit increased $3.7 million, or 32%, to $15.3 million for 2015 from $11.6 million for 2014.  The increase in gross profit was due to an increase in the Telco segment of $3.5 million as a result of the Nave Communications acquisition, and an increase in the Cable TV segment of $0.2 million.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.2 million, or 21%,  to $12.7 million for 2015 compared to $10.5 million for 2014. This increase was primarily due to increased expenses of the Telco segment of $2.7 million, which was a result of the Nave Communications acquisition, offset by a decrease in Cable TV segment expenses of $0.5 million.

Interest expense increased $0.1 million to $0.3 million for 2015 from $0.2 million for the same period last year. The increase was due primarily to interest expense incurred on the $5.0 million term loan entered into in connection with the Nave Communications acquisition.

The provision for income taxes from continuing operations increased by $0.6 million to $0.8 million, or an effective rate of 34%, for 2015 from $0.2 million, or an effective rate of 25%, for the same period last year. The 2014 provision for income taxes includes an adjustment to the federal tax provision for an additional deduction for state income taxes with an impact of approximately $40 thousand.

Segment results

Cable TV

Sales for the Cable TV segment decreased $1.8 million, or 7%, to $25.4 million for the year ended September 30, 2015 from $27.2 million for the same period last year.  The decrease in sales was primarily due to a decrease of $1.0 million, $0.4 million and $0.4 million in new equipment sales, refurbished equipment sales, and repair service revenues, respectively.

In spite of lower sales, gross profit increased $0.2 million, or 3%, to $8.0 million for the year ended September 30, 2015 from $7.8 million for the same period last year.  Gross margin was 32% for 2015 and 29% for 2014.  The increase in gross margin was primarily due to higher gross margins on refurbished equipment sales.

Operating, selling, general and administrative expenses decreased $0.5 million, or 7%, to $5.8 million for the year ended September 30, 2015 from $6.3 million for the same period last year.  The decrease was due primarily to lower allocations of corporate overhead to this segment of $0.3 million and lower payroll-related costs of $0.2 million.

Telco

Sales for the Telco segment increased $10.1 million, or 116%, to $18.8 million for the year ended September 30, 2015 from $8.7 million for the same period last year primarily as a result of the acquisition of Nave Communications.  The increase in sales resulted from an increase in used equipment sales of $10.0 million and recycling revenue of $0.1 million.

Gross profit increased $3.5 million, or 90%, to $7.3 million for the year ended September 30, 2015 from $3.8 million for the same period last year.  Gross margin was 39% for 2015 and 44% for 2014.  The decrease in the gross margin was primarily due to lower margins on recycling revenue as a result of lower commodity prices.

Operating, selling, general and administrative expenses increased $2.7 million, or 63%, to $6.9 million for the year ended September 30, 2015 from $4.2 million for the same period last year.  The increase in expenses was primarily to the acquisition of Nave Communications.  In addition, these expenses included $0.7 million and $0.4 million for 2015 and 2014, respectively, for earn-out payments related to the Nave Communications acquisition.  In March 2015, we made our first of three earn-out payments for $0.7 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million for the twelve month period ending February 28, 2015. We will make earn-out payments in March 2016 and 2017, which we estimate will be between $0.8 million and $1.5 million each.  Also, in 2014, these expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications, which are not expected to recur.

Discontinued Operations

Loss from discontinued operations, net of tax, was zero for the year ended September 30, 2015 compared to $36 thousand for the same period last year.  This activity included the operations of AGC prior to the sale on January 31, 2014.

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

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Year Ended September 30, 2015			Year Ended September 30, 2014
	Cable TV	Telco	Total	Cable TV	Telco	Total

Operating income (loss)	$2,210,414	$365,796	$2,576,210	$1,492,100	$(395,001)	$1,097,099
Depreciation	296,876	111,827	408,703	293,353	66,926	360,279
Amortization	−	825,805	825,805	−	481,722	481,722
EBITDA (a)	$2,507,290	$1,303,428	$3,810,718	$1,785,453	$153,647	$1,939,100

(a)	The Telco segment for the year ended September 30, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

Year Ended September 30, 2014, compared to Year Ended September 30, 2013

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

Segment results

Cable TV

Sales for the Cable TV segment decreased $1.5 million, or 5%, to $27.2 million for the year ended September 30, 2014 from $28.7 million for the same period last year.  The decrease in sales was primarily due to a decrease of $0.7 million, $0.6 million and $0.2 million in new equipment sales, refurbished equipment sales, and repair service revenues, respectively.

Gross profit decreased $0.9 million, or 11%, to $7.8 million for the year ended September 30, 2014 from $8.7 million for the same period last year.  The decrease in gross profit was primarily due to lower sales.  Gross margin was 29% for 2014 and 30% for 2013.

Operating, selling, general and administrative expenses increased $0.5 million, or 8%, to $6.3 million for the year ended September 30, 2014 from $5.8 million for the same period last year.  The increase was due primarily to increased personnel costs as a result of expanding our sales force in 2014.

Telco

Sales for the Telco segment were $8.7 million for the year ended September 30, 2014 and zero for the same period last year as a result of the acquisition of Nave Communications.  Sales for the Telco segment consisted of $7.5 million of used equipment sales and $1.2 million of recycling revenue.  Gross margin was 44% for the year ended September 30, 2014.

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

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Year Ended September 30, 2014			Year Ended September 30, 2013
	Cable TV	Telco	Total	Cable TV	Telco		Total

Operating income (loss)	$1,492,100	$(395,001)	$1,097,099	$2,896,254	$	−	$2,896,254
Depreciation	293,353	66,926	360,279	276,356		−	276,356
Amortization	−	481,722	481,722	−		−	−
EBITDA (a)	$1,785,453	$153,647	$1,939,100	$3,172,610	$	−	$3,172,610

(a)	The Telco segment for the year ended September 30, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We generally finance our operations primarily through cash flows provided by operations, and we also have available to us a bank line of credit of $7.0 million.  During 2015, we generated $2.8 million of cash flows from operations.  The cash flows from operations was favorably impacted by a $2.1 million reduction in accounts receivable.  Our accounts receivable decreased from 2014 due primarily to decreased sales during the fourth quarter of 2015 as compared to the fourth quarter of 2014.  The cash flows from operations was unfavorably impacted by $1.4 million from a net increase in inventory due primarily to purchases of used telecommunications equipment and by $1.1 million from a net decrease in accounts payable.  The decrease in accounts payable was due primarily to the timing of inventory purchases.

During 2015, we increased the earn-out liability related to the Nave Communications acquisition by $0.7 million, for which the outstanding portion of this liability is included in accrued expenses.  The earn-out is equal to 70% of Nave Communications adjusted EBITDA earnings in excess of $2.0 million for the twelve month period beginning March 1 each year.  In March 2015, we paid $0.7 million for the first of three annual Nave Earn-out payments.  We estimate the remaining two annual payments will be between $0.8 million and $1.5 million each.

Cash Flows Used in Investing Activities

During 2015, cash used in investing activities was $1.2 million.  In March 2015, we paid $1.0 million for the first of three annual installment payments to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  The deferred consideration, which consisted of $3.0 million to be paid in equal annual installments over the three years, is recorded at its present value of $1.8 million at September 30, 2015.  During 2015, cash used in investing activities was $0.2 million related to capital expenditures.

Cash Flows Used in Financing Activities

During 2015, cash used in financing activities was $0.8 million.  We made principal payments of $0.8 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At September 30, 2015, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at September 30, 2015).  Any future borrowings under the revolving credit facility are due at maturity.

Subsequent to September 30, 2015, the Company signed the Sixth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 27, 2015.  This amendment extended the Line of Credit maturity to March 31, 2017.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

We believe that our cash and cash equivalents of $6.1 million at September 30, 2015, cash flows from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2015 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At September 30, 2015, we had total inventory, before the reserve for excess and obsolete inventory, of $26.4 million, consisting of $16.3 million in new products and $10.1 million in used or refurbished products.

For the Cable TV segment, our reserve at September 30, 2015 for excess and obsolete inventory was $2.8 million, which reflects an increase of $0.6 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

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

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at September 30, 2015 and $0.2 million at September 30, 2014.   At September 30, 2015, accounts receivable, net of allowance for doubtful accounts, was $4.3 million.

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

We performed our annual impairment test for both reporting units in the fourth quarter of 2015 and determined that the fair value of our reporting units significantly exceeded their carrying values.  Therefore, no impairment existed as of September 30, 2015.

We did not record a goodwill impairment for either of our two reporting units in the three year period ended September 30, 2015.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of each reporting unit also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11: “Inventory (Topic 330) – Simplifying the Measurement of Inventory.”  This guidance was issued to simplify the measurement of inventory.  The amendments in this Update require an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with earlier application permitted.  Management has decided to early adopt ASU 2015-11.

In November 2015, the FASB issued ASU No. 2015-17: “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the presentation of deferred income taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The effective date of ASU No. 2015-17 is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Management is evaluating the impact that ASU No. 2015-17 will have on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 8.                      Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2015.  Our audits of the consolidated financial statements also included the financial statement schedules of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 15, 2015
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$6,110,986	$5,286,097
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $200,000, respectively	4,286,377	6,393,580
Income tax receivable	−	220,104
Inventories, net of allowance for excess and obsolete
inventory of $2,756,628 and $2,156,628, respectively	23,600,996	22,780,523
Prepaid expenses	153,454	174,873
Deferred income taxes	1,776,000	1,416,000
Total current assets	35,927,813	36,271,177

Property and equipment, at cost:
Land and buildings	7,218,678	7,208,679
Machinery and equipment	3,415,164	3,244,153
Leasehold improvements	151,957	206,393
Total property and equipment, at cost	10,785,799	10,659,225
Less: Accumulated depreciation	(4,584,796)	(4,191,516)
Net property and equipment	6,201,003	6,467,709

Intangibles, net of accumulated amortization	5,799,473	6,625,278
Goodwill	3,910,089	3,910,089
Other assets	134,678	131,428

Total assets	$51,973,056	$53,405,681

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,784,482	$2,880,761
Accrued expenses	1,358,681	1,809,878
Income tax payable	122,492	−
Notes payable – current portion	873,752	845,845
Other current liabilities	982,094	983,269
Total current liabilities	5,121,501	6,519,753

Notes payable, less current portion	4,366,130	5,240,066
Deferred income taxes	286,000	267,000
Other liabilities	1,064,717	1,942,889
Total liabilities	10,838,348	13,969,708

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,564,221 and 10,541,864 shares issued, respectively; 10,063,563 and 10,041,206 shares outstanding, respectively	105,642	105,419
Paid in capital	(5,112,269)	(5,312,881)
Retained earnings	47,141,349	45,643,449
Total shareholders’ equity before treasury stock	42,134,722	40,435,987

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,134,708	39,435,973

Total liabilities and shareholders’ equity	$51,973,056	$53,405,681

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2015	2014	2013
Sales	$43,733,620	$35,888,692	$28,677,351
Cost of sales	28,434,731	24,283,236	19,968,034
Gross profit	15,298,889	11,605,456	8,709,317
Operating, selling, general and administrative expenses	12,722,679	10,508,357	5,813,063
Income from operations	2,576,210	1,097,099	2,896,254
Interest expense	305,310	217,910	25,980
Income before income taxes	2,270,900	879,189	2,870,274
Provision for income taxes	773,000	220,000	1,098,351
Income from continuing operations	1,497,900	659,189	1,771,923

Discontinued operations:
Loss from discontinued operations, net of tax	−	(36,211)	(102,207)
Loss on sale of discontinued operations, net of tax	−	(629,835)	−
Discontinued operations, net of tax	−	(666,046)	(102,207)

Net income (loss)	$1,497,900	$(6,857)	$1,669,716

Earnings (loss) per share:
Basic
Continuing operations	$0.15	$0.07	$0.18
Discontinued operations	−	(0.07)	(0.01)
Net income (loss)	$0.15	$(0.00)	$0.17
Diluted
Continuing operations	$0.15	$0.07	$0.18
Discontinued operations	−	(0.07)	(0.01)
Net income (loss)	$0.15	$(0.00)	$0.17
Shares used in per share calculation:
Basic	10,055,052	10,021,431	10,052,359
Diluted	10,055,052	10,049,440	10,052,359

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2015, 2014 and 2013

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2012	10,465,323	$104,653	$(5,748,503)	$43,980,590	$(520,100)	$37,816,640

Net income	–	–	–	1,669,716	–	1,669,716
Restricted stock issuance	31,815	318	69,682	–	–	70,000
Stock options exercised	2,000	20	3,280	–	–	3,300
Share based compensation expense	–	–	97,041	–	–	97,041
Purchase of common stock	–	–	–	–	(479,914)	(479,914)

Balance, September 30, 2013	10,499,138	$104,991	$(5,578,500)	$45,650,306	$(1,000,014)	$39,176,783

Net loss	–	–	–	(6,857)	–	(6,857)
Restricted stock issuance	42,726	428	135,572	–	–	136,000
Share based compensation expense	–	–	130,047	–	–	130,047

Balance, September 30, 2014	10,541,864	$105,419	$(5,312,881)	$45,643,449	$(1,000,014)	$39,435,973

Net income	–	–	–	1,497,900	–	1,497,900
Restricted stock issuance	22,357	223	58,944	–	–	59,167
Share based compensation expense	–	–	141,668	–	–	141,668

Balance, September 30, 2015	10,564,221	$105,642	$(5,112,269)	$47,141,349	$(1,000,014)	$41,134,708

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2015		2014	2013
Operating Activities
Net income (loss)		$1,497,900	$(6,857)		$1,669,716
Net loss from discontinued operations		−	(666,046)		(102,207)
Net income from continuing operations		1,497,900	659,189		1,771,923
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation		408,703	360,279		276,356
Amortization		825,805	481,722		−
Allowance for doubtful accounts		50,000	−		−
Provision for excess and obsolete inventories		600,000	601,351		600,000
(Gain) loss on disposal of property and equipment		30,652	−		(5,950)
Deferred income tax benefit		(341,000)	(276,000)		(15,000)
Share based compensation expense		239,613	212,436		167,041
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable		2,057,203	(2,351,459)		195,733
Income tax receivable\payable		342,596	38,686		137,547
Inventories		(1,420,473)	(2,188,205)		1,066,800
Prepaid expenses		(17,359)	(14,753)		2,045
Other assets		(3,250)	−		2,350
Accounts payable		(1,096,279)	(78,670)		8,844
Accrued expenses		(330,544)	838,479		(84,847)
Net cash provided by (used in) operating activities − continuing operations		2,843,567	(1,716,945)		4,122,842
Net cash provided by (used in) operating activities − discontinued operations		−	280,462		(16,365)
Net cash provided by (used in) operating activities		2,843,567	(1,436,483)		4,106,477

Investing Activities
Acquisition of net operating assets, net of cash acquired		−	(9,630,647)		–
Guaranteed payments for acquisition of business		(1,000,000)	−		−
Purchases of land and buildings		(56,074)	−		−
Purchases of property and equipment		(116,575)	(43,977)		(211,223)
Proceeds from disposal of property and equipment		−	−		12,350
Net cash used in investing activities – continuing operations		(1,172,649)	(9,674,624)		(198,873)
Net cash provided by investing activities − discontinued operations		−	3,413,001		−
Net cash used in investing activities		(1,172,649)	(6,261,623)		(198,873)

Financing Activities
Proceeds on notes payable		−	5,000,000		−
Payments on notes payable		(846,029)	(492,522)		(184,008)
Purchase of treasury stock		−	−		(479,914)
Proceeds from stock options exercised		−	−		3,300
Net cash provided by (used in) financing activities		(846,029)	4,507,478		(660,622)

Net increase (decrease) in cash and cash equivalents		824,889	(3,190,628)		3,246,982
Cash and cash equivalents at beginning of year		5,286,097	8,476,725		5,229,743
Cash and cash equivalents at end of year		$6,110,986	$5,286,097		$8,476,725

Supplemental cash flow information:
Cash paid for interest		$245,051	$126,659		$26,137
Cash paid for income taxes		$944,000	$62,000		$971,000

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$	−	$(2,744,338)	$	−

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

Inventories

Inventories consist of new and used electronic components for the Cable TV segment and used telecommunications networking equipment for the Telco segment.  Inventory is stated at the lower of cost and net realizable value.  Cost is determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  For the Cable Television segment, the Company records an inventory reserve provision to reflect inventory at its estimated net realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.  For the Telco segment, the Company does not maintain an inventory reserve as this segment will recycle any surplus and obsolete equipment on hand through its recycling program when it is identified.

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment, and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation expense was $0.4 million, $0.4 million and $0.3 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

The goodwill analysis is a two-step process.  Goodwill is first evaluated for impairment by comparing management’s estimate of the fair value of the reporting unit with the reporting unit’s carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess. Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of its reporting units.  Judgments and assumptions are inherent in our estimate of future cash flows used to determine the estimate of the reporting unit’s fair value.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements.  At September 30, 2015 and 2014, the estimated fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Income taxes

The Company provides for income taxes in accordance with the liability method of accounting.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforward amounts.  Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.

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

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in sales income in the accompanying consolidated statements of operations.  Actual costs for shipping and handling of these sales are included in cost of sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.1 million, $0.1 million and $0.2 million for the years ended September 30, 2015, 2014 and 2013, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2015, 2014 or 2013 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based) customers were approximately $3.7 million, $3.6 million and $1.1 million for the years ended September 30, 2015, 2014 and 2013, respectively.  In 2015, the Cable TV segment purchased approximately 26% of its inventory either directly from Cisco or indirectly through their primary stocking distributor and approximately 18% of its inventory from Arris Solutions, Inc.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.  The Telco segment purchased approximately 11% of its total inventory purchases from Westworld Telecom.

Employee stock-based awards

Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  The Company determines the fair value of the options issued, using the Black-Scholes valuation model, and amortizes the calculated value over the vesting term of the stock options.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for

U.S. GAAP and International Financial Reporting Standards (“IFRS”). In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11: “Inventory (Topic 330) – Simplifying the Measurement of Inventory.”  This guidance was issued to simplify the measurement of inventory.  The amendments in this Update require an entity to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with earlier application permitted.  Management has decided to early adopt ASU 2015-11.

In November 2015, the FASB issued ASU No. 2015-17: “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the presentation of deferred income taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The effective date of ASU No. 2015-17 is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Management is evaluating the impact that ASU No. 2015-17 will have on the Company’s consolidated financial statements.

Note 2 – Inventories

Inventories at September 30, 2015 and 2014 are as follows:

	2015	2014
New:
Cable TV	$16,255,487	$16,949,713
Refurbished:
Cable TV	3,676,132	3,982,140
Telco	6,426,005	4,005,298
Allowance for excess and obsolete inventory	(2,756,628)	(2,156,628)

	$23,600,996	$22,780,523

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the fiscal years ended September 30, 2015, 2014 and 2013, by approximately $0.6 million, respectively.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

Note 3 – Intangible Assets

Intangible assets with finite useful lives and their associated accumulated amortization amounts at September 30, 2015 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(674,023)	$3,582,977
Technology – 7 years	1,303,000	(294,725)	1,008,275
Trade name – 10 years	1,293,000	(204,724)	1,088,276
Non-compete agreements – 3 years	254,000	(134,055)	119,945

Total intangible assets	$7,107,000	$(1,307,527)	$5,799,473

The intangible assets with their associated accumulated amortization amounts at September 30, 2014 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(248,325)	$4,008,675
Technology – 7 years	1,303,000	(108,583)	1,194,417
Trade name – 10 years	1,293,000	(75,425)	1,217,575
Non-compete agreements – 3 years	254,000	(49,389)	204,611

Total intangible assets	$7,107,000	$(481,722)	$6,625,278

Amortization expense was $0.8 million and $0.5 million for the years ended September 30, 2015 and 2014, respectively.  There was no amortization expense for the year ended September 30, 2013.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

2016	$825,810
2017	776,421
2018	741,143
2019	741,143
2020	741,143
Thereafter	1,973,813

Total	$5,799,473

Note 4 – Income Taxes

The provision (benefit) for income taxes for the years ended September 30, 2015, 2014 and 2013 consists of:

	2015	2014	2013
Continuing operations:
Current	$1,114,000	$496,000	$1,113,351
Deferred	(341,000)	(276,000)	(15,000)
	773,000	220,000	1,098,351
Discontinued operations – current	−	(385,000)	(62,000)
Total provision (benefit) for income taxes	$773,000	$(165,000)	$1,036,351

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2015, 2014 and 2013:

	2015	2014	2013
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	2.1%	5.7%	4.3%
Net operating loss	(4.0%)	(10.2%)	(3.1%)
Return to accrual adjustment	(3.0%)	1.0%	(2.4%)
Additional state tax deduction for federal taxes	−	(5.6%)	−
Charges without tax benefit	1.6%	3.9%	1.1%
Tax credits and other exclusions	3.3%	(3.8%)	4.4%

Company’s effective tax rate	34.0%	25.0%	38.3%

The tax credits and other exclusions rate for fiscal year 2015 includes, among other things, the impact of deferred taxes resulting from intangible and goodwill basis differences.

The tax effects of temporary differences related to deferred taxes at September 30, 2015 and 2014 consist of the following:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$236,000	$335,000
Accounts receivable	96,000	77,000
Inventory	1,319,000	1,066,000
Intangibles	215,000	79,000
Accrued expenses	266,000	141,000
Stock options	212,000	163,000
Other	28,000	16,000
	2,372,000	1,877,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	832,000	728,000
Other	50,000	−

Net deferred tax asset	$1,490,000	$1,149,000

The above net deferred tax asset is presented in the Company’s consolidated balance sheets at September 30, 2015 and 2014 as follows:

	2015	2014
Deferred tax asset – current	$1,776,000	$1,416,000
Deferred tax liability – noncurrent	(286,000)	(267,000)

	$1,490,000	$1,149,000

Utilization of the Company’s net operating loss carryforward, totaling approximately $0.6 million at September 30, 2015, to reduce future taxable income is limited to an annual deductible amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2019 and 2020.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2012.

Note 5 – Accrued Expenses

Accrued expenses at September 30, 2015 and 2014 are as follows:

	2015	2014
Employee costs	$856,078	$1,089,754
Nave Communications earn-out	290,455	356,513
Taxes other than income tax	116,442	191,316
Interest	16,085	18,563
Other, net	79,621	153,732

	$1,358,681	$1,809,878

Note 6 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  At September 30, 2015, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  One outstanding term loan has an outstanding balance of $1.1 million at September 30, 2015 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.60% at September 30, 2015) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan was entered into as a result of the acquisition of Nave Communications for $5.0 million.  This term loan has an outstanding balance of $4.0 million at September 30, 2015 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%. This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Capital Lease Obligations

The Company has two capital lease obligations related to machinery and equipment totaling $43 thousand at September 30, 2015 with monthly principal and interest payments of $2,069.  The capital lease obligations are due on June 20, 2017 and September 20, 2017.

The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2016	$873,752
2017	899,870
2018	908,945
2019	2,143,417
2020	184,008
Thereafter	229,890

Total	$5,239,882

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2015, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at September 30, 2015), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on November 27, 2015.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory. Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at September 30, 2015.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Subsequent to September 30, 2015, the Company signed the Sixth Amendment to the Amended and Restated Revolving Credit and Term Loan Agreement with its primary financial lender dated November 27, 2015.  This amendment extended the Line of Credit maturity to March 31, 2017.  The Line of Credit remains at $7.0 million, and the interest rate remains at the prevailing 30-day LIBOR rate plus 2.75%.

Fair Value of Debt

The carrying value of the Company’s variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second term loan was approximately $4.0 million as of September 30, 2015.

Note 7 – Stock-Based Compensation and Preferred Stock

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

At September 30, 2015, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 539,883 shares were available for future grants.

Stock Options

Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations.

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

A summary of the status of the Company's stock options at September 30, 2015 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2014	560,000	$2.96
Granted	−	$–
Exercised	−	$–	$0
Expired	(15,000)	$4.62
Forfeited	(10,000)	$4.62
Outstanding at September 30, 2015	535,000	$2.88	$0
Exercisable at September 30, 2015	301,667	$2.88	$0

The total intrinsic value of options exercised was $0, $0, and $940 for the years ended September 30, 2015, 2014 and 2013, respectively.

Information about the Company’s outstanding and exercisable stock options at September 30, 2015 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$3.210	200,000	66,667	8.5 years
$2.450	250,000	150,000	6.5 years
$3.001	65,000	65,000	2.9 years
$3.450	10,000	10,000	1.4 years
$5.780	10,000	10,000	0.4 years
	535,000	301,667

No nonqualified stock options were granted in 2015.  The Company granted nonqualified stock options totaling 200,000 shares and 30,000 shares for fiscal years ended September 30, 2014 and 2013, respectively.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2014 and 2013 stock option grants are as follows:

	2014	2013
Estimated fair value of options at grant date	$244,400	$29,040
Black-Scholes model assumptions:
Average expected life (years)	6	6
Average expected volatile factor	34%	41%
Average risk-free interest rate	2.79%	2.95%
Average expected dividends yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Fiscal year 2012 grant	$33,044	$55,369	$95,560
Fiscal year 2013 grant	−	−	1,481
Fiscal year 2014 grant	108,624	74,678	–

Total compensation expense	$141,668	$130,047	$97,041

The Company records compensation expense over the vesting term of the related options.  At September 30, 2015, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $83,871.

Restricted stock

The Company granted restricted stock in March 2015, 2014 and 2013 to its Board of Directors totaling 31,915, 19,050 shares and 31,815 shares, respectively. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  For the shares granted in March 2015 and March 2014, a director resigned from the Board of Directors prior to the expiration of the respective holding period, so their individual share grant of 6,383 shares and 3,175 shares for 2015 and 2014, respectively, was forfeited.  The fair value of the shares upon issuance totaled $60,000, $60,000 and $70,000 for the 2015, 2014 and 2013 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.

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

Compensation expense related to restricted stock recorded for the years ended September 30, 2015, 2014 and 2013 is as follows:

	2015		2014	2013
Fiscal year 2012 grant	$	−	$–	$29,167
Fiscal year 2013 grant		−	29,167	40,833
Fiscal year 2014 grant		58,778	53,222	−
Fiscal year 2015 grant		39,167	−	–

		$97,945	$82,389	$70,000

Note 8 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.3 million for the year ended September 30, 2015 and $0.2 million for each of the years ended September 30, 2014 and 2013.

Note 9 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2015, 2014 and 2013 are:

	2015	2014	2013
Income from continuing operations	$1,497,900	$659,189	$1,771,923
Discontinued operations, net of tax	−	(666,046)	(102,207)
Net income (loss) attributable to common shareholders	$1,497,900	$(6,857)	$1,669,716

Basic weighted average shares	10,055,052	10,021,431	10,052,359
Effect of dilutive securities:
Stock options	−	28,009	–
Diluted weighted average shares	10,055,052	10,049,440	10,052,359

Earnings (loss) per common share:
Basic
Continuing operations	$0.15	$0.07	$0.18
Discontinued operations	−	(0.07)	(0.01)
Net income (loss)	$0.15	$(0.00)	$0.17
Diluted
Continuing operations	$0.15	$0.07	$0.18
Discontinued operations	−	(0.07)	(0.01)
Net income (loss)	$0.15	$(0.00)	$0.17

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year, or their effect would be anti-dilutive.

	2015	2014	2013
Stock options excluded	535,000	310,000	363,000
Weighted average exercise price of
stock options	$2.88	$3.37	$2.83
Average market price of common stock	$2.38	$2.76	$2.24

Note 10 – Related Parties

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2015.

Note 11 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Arizona, Georgia, Maryland, North Carolina and Pennsylvania.  The terms on its operating leases vary and contain renewal options or are rented on a month-to-month basis.  Rental payments associated with leased properties totaled $0.6 million, $0.4 million and $37,000 for the years ended September 30, 2015, 2014 and 2013, respectively.   The Company’s minimum annual future obligations under all existing operating leases for each of the next five years are as follows:

2016	$568,126
2017	576,408
2018	568,744
2019	540,868
2020	554,390
Thereafter	1,847,632

Total	$4,656,168

Note 12 – Segment Reporting

The Company has two reporting segments, Cable Television and Telecommunications, as described below.

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

	Fiscal Years Ended
	September 30, 2015	September 30, 2014	September 30, 2013
Sales
Cable TV	$25,396,779	$27,206,743	$28,677,351
Telco	18,835,116	8,710,267	−
Intersegment	(498,275)	(28,318)	−
Total sales	$43,733,620	$35,888,692	$28,677,351

Gross profit
Cable TV	$8,025,651	$7,770,723	$8,709,317
Telco	7,273,238	3,834,733	−
Total gross profit	$15,298,889	$11,605,456	$8,709,317

Operating income (loss)
Cable TV	$2,210,414	$1,492,100	$2,896,254
Telco	365,796	(395,001)	−
Total operating income (loss)	$2,576,210	$1,097,099	$2,896,254

Segment assets
Cable TV	$26,494,430	$29,241,335	$27,582,573
Telco	17,094,713	17,781,114	−
Non-allocated (A)	8,383,913	6,383,232	15,533,547
Total assets	$51,973,056	$53,405,681	$43,116,120

(A)
Non-allocated assets include the impact of classifying the AGC operations as discontinued operations as a result of the sale of AGC and the AGC facility in 2014.  The discontinued operations asset balance as of September 30, 2013 was $5.3 million.

Note 13 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2015, 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2015
Sales	$10,837,158	$11,366,539	$11,902,391	$9,627,532
Gross profit	$3,831,803	$4,243,512	$4,144,607	$3,078,967
Income from continuing operations	$415,923	$234,255	$637,134	$210,588
Basic earnings from continuing operations per common share	$0.04	$0.02	$0.06	$0.02
Diluted earnings from continuing operations per common share	$0.04	$0.02	$0.06	$0.02
Fiscal year ended 2014
Sales	$6,119,733	$8,313,815	$9,323,158	$12,131,986
Gross profit	$1,863,227	$2,231,167	$3,220,055	$4,291,007
Income (loss) from continuing operations	$139,369	$(243,264)	$143,726	$619,358
Basic earnings (loss) from continuing operations per common share	$0.01	$(0.02)	$0.01	$0.06
Diluted earnings (loss) from continuing operations per common share	$0.01	$(0.02)	$0.01	$0.06
Fiscal year ended 2013
Sales	$7,899,497	$6,764,102	$6,372,108	$7,641,644
Gross profit	$2,618,724	$1,866,352	$1,851,855	$2,372,386
Income from continuing operations	$660,291	$292,994	$269,984	$548,654
Basic earnings from continuing operations per common share	$0.07	$0.03	$0.03	$0.05
Diluted earnings from continuing operations per common share	$0.07	$0.03	$0.03	$0.05

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.              Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessment, we believe that, as of September 30, 2015, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2015, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Item 15.                 Exhibits, Financial Statement Schedules.

(a)           1.      The following financial statements are filed as part of this report in Part II, Item 8.

Report of Independent Registered Public Accounting Firm as of September 30, 2015 and 2014, and for each of the three years in the period ended September 30, 2015, 2014 and 2013.

Consolidated Balance Sheets as of September 30, 2015 and 2014.

Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended September 30, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2015, 2014 and 2013 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Write offs	Recoveries	of Year
Year Ended September 30, 2015
Allowance for Doubtful Accounts	$200,000	44,514	−	5,486	$250,000
Allowance for Excess and Obsolete Inventory	$2,156,628	600,000	−	−	$2,756,628

Year Ended September 30, 2014
Allowance for Doubtful Accounts	$300,000	–	(103,403)	3,403	$200,000
Allowance for Excess and Obsolete Inventory	$1,600,000	601,351	(208,056)	163,333	$2,156,628

Year Ended September 30, 2013
Allowance for Doubtful Accounts	$300,000	–	(5,692)	5,692	$300,000
Allowance for Excess and Obsolete Inventory	$1,000,000	600,000	–	–	$1,600,000

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

10.2
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008 (File No. 001-10799).

10.3
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (File No. 001-10799).

10.4
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (File No. 001-10799).

10.5
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.6
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.7
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

10.10
Amendment Three to Amended and Restated Revolving Credit and Term Loan Agreement dated November 29, 2013,  incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2013 (File No. 001-10799).

10.11
Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014 (File No. 001-10799).

10.12
Amendment Five to Amended and Restated Revolving Credit and Term Loan Agreement dated November 28, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 9, 2014 (File No. 001-10799).

10.13
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.14	Amendment Six to Amended and Restated Revolving Credit and Term Loan Agreement dated November 27, 2015.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 15, 2015                                                      By:            /s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 15, 2015                                                                 /s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors and Chief Technology Officer

Date:     December 15, 2015                                                                /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial
Officer)

Date:     December 15, 2015                                                                /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 15, 2015                                                                /s/ Joseph E. Hart
Joseph E. Hart, Director

Date:     December 15, 2015                                                                /s/ James C. McGill
James C. McGill, Director

Date:     December 15, 2015                                                                /s/ David W. Sparkman
David W. Sparkman, Director

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

10.2
Employment Contract between the Company and Scott A. Francis, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 18, 2008 (File No. 001-10799).

10.3
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (File No. 001-10799).

10.4
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (File No. 001-10799).

10.5
Employment Agreement dated April 2, 2012 between the Company and David L. Humphrey, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.6
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.7
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

10.10
Amendment Three to Amended and Restated Revolving Credit and Term Loan Agreement dated November 29, 2013, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on December 13, 2013 (File No. 001-10799).

10.11
Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014 (File No. 001-10799).

10.12
Amendment Five to Amended and Restated Revolving Credit and Term Loan Agreement dated November 28, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 9, 2014 (File No. 001-10799).

10.13
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.14	Amendment Six to Amended and Restated Revolving Credit and Term Loan Agreement dated November 27, 2015.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.