Form 10-Q
period 2015-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2016-02-09
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2016 were 10,071,361.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2015

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	December 31, 2015 and September 30, 2015

	Consolidated Condensed Statements of Income (unaudited)	4
	Three Months Ended December 31, 2015 and 2014

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2015 and 2014

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 4.	Controls and Procedures.	18

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	19

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$6,711,341	$6,110,986
Accounts receivable, net of allowance for doubtful accounts of $250,000	3,968,551	4,286,377
Income tax receivable	13,998	−
Inventories, net of allowance for excess and obsolete
inventory of $2,906,628 and $2,756,628, respectively	22,991,872	23,600,996
Prepaid expenses	115,652	153,454
Deferred income taxes	1,774,000	1,776,000
Total current assets	35,575,414	35,927,813

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,551,539	3,415,164
Leasehold improvements	151,957	151,957
Total property and equipment, at cost	10,922,174	10,785,799
Less: Accumulated depreciation	(4,679,976)	(4,584,796)
Net property and equipment	6,242,198	6,201,003

Intangibles, net of accumulated amortization	5,593,022	5,799,473
Goodwill	3,910,089	3,910,089
Other assets	134,678	134,678

Total assets	$51,455,401	$51,973,056

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2015	September 30, 2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,870,759	$1,784,482
Accrued expenses	1,003,544	1,358,681
Income tax payable	−	122,492
Notes payable – current portion	880,999	873,752
Other current liabilities	992,838	982,094
Total current liabilities	4,748,140	5,121,501

Notes payable, less current portion	4,142,894	4,366,130
Deferred income taxes	286,000	286,000
Other liabilities	1,085,930	1,064,717
Total liabilities	10,262,964	10,838,348

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,572,019 and 10,564,221 shares issued, respectively; 10,071,361 and 10,063,563 shares outstanding, respectively	105,720	105,642
Paid in capital	(5,078,612)	(5,112,269)
Retained earnings	47,165,343	47,141,349
Total shareholders’ equity before treasury stock	42,192,451	42,134,722

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,192,437	41,134,708

Total liabilities and shareholders’ equity	$51,455,401	$51,973,056

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Sales	$8,249,668	$10,837,158
Cost of sales	5,484,288	7,005,355
Gross profit	2,765,380	3,831,803
Operating, selling, general and administrative expenses	2,668,625	3,075,459
Income from operations	96,755	756,344
Interest expense	67,761	85,421
Income before provision for income taxes	28,994	670,923
Provision for income taxes	5,000	255,000

Net income	$23,994	$415,923

Earnings per share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04
Shares used in per share calculation:
Basic	10,069,139	10,041,206
Diluted	10,069,139	10,044,619

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
Operating Activities
Net income	$23,994	$415,923
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	95,180	98,808
Amortization	206,451	206,452
Provision for excess and obsolete inventories	150,000	150,000
Deferred income tax provision (benefit)	2,000	(63,000)
Share based compensation expense	45,013	62,028
Changes in assets and liabilities:
Accounts receivable	425,783	1,313,950
Income tax receivable\payable	(136,490)	220,104
Inventories	475,224	(489,469)
Prepaid expenses	26,524	20,798
Accounts payable	28,320	(336,837)
Accrued expenses	(323,180)	(83,034)
Net cash provided by operating activities	1,018,819	1,515,723

Investing Activities
Acquisition of net operating assets	(178,000)	−
Additions to machinery and equipment	(24,475)	(63,601)
Net cash used in investing activities	(202,475)	(63,601)

Financing Activities
Payments on notes payable	(215,989)	(209,038)
Net cash used in financing activities	(215,989)	(209,038)

Net increase in cash and cash equivalents	600,355	1,243,084
Cash and cash equivalents at beginning of period	6,110,986	5,286,097
Cash and cash equivalents at end of period	$6,711,341	$6,529,181

Supplemental cash flow information:
Cash paid for interest	$46,393	$53,957
Cash paid for income taxes	$142,200	$–

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Recently Issued Accounting Standards

In September 2015, the FASB issued ASU No. 2015-16:  “Business Combinations (Topic 805)”.  This guidance was issued to amend existing guidance related to measurement period adjustments associated with a business combination.  The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined, including any cumulative charge to earnings in the current period.  The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments.  The guidance is effective for annual period beginning after December 15, 2015 and early adoption is permitted.  Management is evaluating the impact that ASU No. 2015-16 will have on the Company’s consolidated financial statements.

Note 2 – Acquisition

On December 31, 2015, the Company acquired the net operating assets of Advantage Solutions, LLC in Kingsport, Tennessee.  This new location for the Cable TV segment will provide cable television equipment repair services in the region as well as expand the Company’s Cable TV equipment sales opportunities.

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the preliminary purchase price allocation:

Assets acquired:
Accounts receivable	$107,957
Repair inventory	16,100
Fixed assets - equipment	111,900
Liabilities assumed:
Current liabilities	(57,957)
Net assets acquired	$178,000

Note 3 – Inventories

Inventories at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015	September 30, 2015
New:
Cable TV	$15,447,377	$16,255,487
Refurbished:
Cable TV	3,846,451	3,676,132
Telco	6,604,672	6,426,005
Allowance for excess and obsolete inventory	(2,906,628)	(2,756,628)

	$22,991,872	$23,600,996

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the three months ended December 31, 2015, and 2014, by approximately $0.2 million.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

Note 4 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets with their associated accumulated amortization amounts at December 31, 2015 and September 30, 2015 are as follows:

	December 31, 2015
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(780,447)	$3,476,553
Technology – 7 years	1,303,000	(341,261)	961,739
Trade name – 10 years	1,293,000	(237,049)	1,055,951
Non-compete agreements – 3 years	254,000	(155,221)	98,779

Total intangible assets	$7,107,000	$(1,513,978)	$5,593,022

	September 30, 2015
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(674,023)	$3,582,977
Technology – 7 years	1,303,000	(294,725)	1,008,275
Trade name – 10 years	1,293,000	(204,724)	1,088,276
Non-compete agreements – 3 years	254,000	(134,055)	119,945

Total intangible assets	$7,107,000	$(1,307,527)	$5,799,473

Note 5 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  At December 31, 2015, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $1.1 million at December 31, 2015 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.64% at December 31, 2015) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan has an outstanding balance of $3.9 million at December 31, 2015 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Capital Lease Obligations

The Company has two capital lease obligations related to machinery and equipment totaling $37 thousand at December 31, 2015 with monthly principal and interest payments of $2,069.  The capital lease obligations are due on June 20, 2017 and September 20, 2017.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At December 31, 2015, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at December 31, 2015), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 31, 2017.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at December 31, 2015.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s fixed rate loan was $3.9 million as of December 31, 2015.

Note 6 – Earnings Per Share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options and restricted stock.  In computing the diluted weighted average shares, the average share price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options.

Basic and diluted earnings per share for the three months ended December 31, 2015 and 2014 are:

	Three Months Ended December 31,
	2015	2014
Net income attributable to common shareholders	$23,994	$415,923

Basic weighted average shares	10,069,139	10,041,206
Effect of dilutive securities:
Stock options	−	3,413
Diluted weighted average shares	10,069,139	10,044,619

Earnings per common share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04

The table below includes information related to stock options that were outstanding at the end of each respective three-month period ended December 31, but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the three months ended December 31, or their effect would be anti-dilutive.

	Three Months Ended December 31,
	2015	2014
Stock options excluded	535,000	310,000
Weighted average exercise price of
stock options	$2.88	$3.37
Average market price of common stock	$2.19	$2.48

Note 7 – Stock Option Plan

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At December 31, 2015, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 532,085 shares were available for future grants.

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

A summary of the status of the Company's stock options at December 31, 2015 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2015	535,000	$2.88
Granted	–	–
Exercised	–	–
Expired	−	−
Forfeited	–	–
Outstanding at December 31, 2015	535,000	$2.88

Exercisable at December 31, 2015	301,667	$2.88

No nonqualified stock options were granted for the three months ended December 31, 2015.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2015 is as follows:

Three Months Ended
December 31, 2015
Fiscal year 2012 grant	$4,354
Fiscal year 2014 grant	$11,881

The Company records compensation expense over the vesting term of the related options.  At December 31, 2015, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of income was $67,636.

Restricted Stock

The Company granted restricted stock in December 2015 and October 2015 to two new Directors totaling 3,333 and 4,465 shares, respectively which were valued at market value on the date of the grants.  The holding restriction on these shares will expire the first week of March 2016.  The fair value of the shares issued December 2015 and October 2015 totaled $7,500 and $10,000, respectively and is being amortized over the holding period as compensation expense.  The Company granted restricted stock in March 2015 to its Board of Directors totaling 25,532 shares, net of forfeited shares of 6,383 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares upon issuance totaled $60,000 and is being amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in April of 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

Note 8 – Segment Reporting

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

Telecommunications (“Telco”)

The Company’s Telco segment primarily sells certified used telecommunications networking equipment from a broad range of manufacturers to customers primarily in North America.  In addition, this segment is a reseller of new telecommunications equipment from certain manufacturers.  Also, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling services.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended
	December 31, 2015	December 31, 2014
Sales
Cable TV	$5,004,998	$6,833,020
Telco	3,317,730	4,036,293
Intersegment	(73,060)	(32,155)
Total sales	$8,249,668	$10,837,158

Gross profit
Cable TV	$1,579,272	$2,034,845
Telco	1,186,108	1,796,958
Total gross profit	$2,765,380	$3,831,803

Operating income (loss)
Cable TV	$116,841	$618,811
Telco	(20,086)	137,533
Total operating income	$96,755	$756,344

	December 31, 2015	September 30, 2015
Segment assets
Cable TV	$25,351,232	$26,494,430
Telco	17,301,559	17,094,713
Non-allocated	8,802,610	8,383,913
Total assets	$51,455,401	$51,973,056

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2015, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Telecommunications (“Telco”)

The Company’s Telco segment sells certified used telecommunications networking equipment from a broad range of manufacturers primarily in North America.  In addition, this segment is a reseller of new telecommunications equipment from certain manufacturers.  Also, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling program.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2015 and December 31, 2014

Consolidated

Consolidated sales decreased $2.6 million, or 24%, to $8.2 million for the three months ended December 31, 2015 from $10.8 million for the three months ended December 31, 2014.  The decrease in sales was in both the Cable TV and Telco segment of $1.8 million and $0.8 million, respectively.  Consolidated gross profit decreased $1.0 million, or 28%, to $2.8 million for the three months ended December 31, 2015 from $3.8 million for the same period last year.  The decrease in gross profit was in both the Telco and Cable TV segment of $0.6 million and 0.4 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.4 million, or 13%, to $2.7 million for the three months ended December 31, 2015 from $3.1 million for the same period last year.  This decrease in expenses was primarily due to the Telco segment of $0.5 million, partially offset by an increase in expenses of $0.1 million in the Cable TV segment.

Interest expense remained relatively flat at $0.1 million for the three months ended December 31, 2015.

The provision for income taxes was $5 thousand for the three months ended December 31, 2015, or an effective rate of 17%, from a provision for income taxes of $0.3 million for the three months ended December 31, 2014, or an effective rate of 38%.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.8 million to $5.0 million for the three months ended December 31, 2015 from $6.8 million for the same period last year.  The decrease in sales was due to a decrease in new equipment sales of $2.1 million, partially offset by an increase in both refurbished and repairs revenue of $0.2 million and $0.1 million, respectively.  The Cable TV segment has experienced declining equipment sales over the past several years for the products we traditionally carry due to the continued consolidation of the cable television operators and fewer upgrades of the cable television networks and plant expansions.  For the three months ended December 31, 2015, our equipment sales decreased to their lowest level during this downturn.  However, we believe some of the decrease in sales was due to uncertainties caused by pending merger activities.  Gross margin was 32% for the three months ended December 31, 2015 compared to 30% for the same period last year.

Operating, selling, general and administrative expenses increased $0.1 million to $1.5 million for the three months ended December 31, 2015 from $1.4 million for the same period last year.  The increase was due primarily to increased personnel costs.

Telco

Sales for the Telco segment decreased $0.7 million to $3.3 million for the three months ended December 31, 2015 from $4.0 million for the same period last year.  The decrease in sales for Telco segment was due to a decrease in used equipment sales and recycling revenue of $0.9 million and $0.1 million, respectively, partially offset by an increase of new equipment revenue of $0.3 million.  We believe the decline in sales was due largely to delays in capital expenditures from our major customers due to weak economic conditions and budgetary constraints.  We expect that our sales will begin to increase over the next several months.  Gross margin was 36% for the three months ended December 31, 2015 and 45% for the three months ended December 31, 2014.  The decrease in gross margin was due primarily to decreased margins from recycling revenue resulting from lower commodity prices.

Operating, selling, general and administrative expenses decreased $0.5 million to $1.2 million for the three months ended December 31, 2015 from $1.7 million for the same period last year.  This decrease was due primarily to lower expenses of $0.4 million related to the earn-out payment accrual for the Nave Communications acquisition.  We will make future earn-out payments over the next two years equal to 70% of Nave Communications’ annual EBITDA in excess of $2.0 million per year (“Nave Earn-out”), which we estimate will be between $0.5 million and $1.0 million annually.

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

A reconciliation by segment of operating income to EBITDA follows:

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$116,841	$(20,086)	$96,755	$618,811	$137,533	$756,344
Depreciation	72,464	22,716	95,180	71,564	27,244	98,808
Amortization	−	206,451	206,451	−	206,452	206,452
EBITDA	$189,305	$209,081	$398,386	$690,375	$371,229	$1,061,604

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2015 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Condensed Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2015, we had total inventory, before the reserve for excess and obsolete inventory, of $25.9 million, consisting of $15.4 million in new products and $10.5 million in used or refurbished products.

For the Cable TV segment, our reserve at December 31, 2015 for excess and obsolete inventory was $2.9 million, which reflects an increase of $0.2 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

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

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at December 31, 2015 and September 30, 2015.   At December 31, 2015, accounts receivable, net of allowance for doubtful accounts, was $4.0 million.

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

We performed our annual impairment test for both reporting units in the fourth quarter of 2015 and determined that the fair value of our reporting units exceeded their carrying values.  Therefore, no impairment existed as of September 30, 2015.

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

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  We are currently evaluating a new operating system for our Telco segment, which when implemented, may impair a portion of our technology intangible asset.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and have a bank line of credit of up to $7.0 million.  During the three months ended December 31, 2015, we generated $1.0 million of cash flow from operations.  The cash flow from operations was favorably impacted by $0.5 million from a net decrease in inventory. The cash flow from operations was unfavorably impacted by $0.3 million from a decrease in accrued expenses due primarily to a $0.2 million decrease in the earn-out accrual related to the Nave Communications acquisition.

During the three months ended December 31, 2015, we decreased the earn-out liability related to the Nave Communications acquisition by $0.2 million, which is recorded in accrued expenses.  The earn-out is equal to 70% of Nave Communications adjusted EBITDA earnings in excess of $2.0 million for the twelve month period beginning March 1 each year.  We estimate the remaining two annual payments will be between $0.5 million and $1.0 million each.

Cash Flows Used for Investing Activities

During the three months ended December 31, 2015, cash used in investing activities was $0.2 million primarily related to the acquisition of the net operating assets of a business.  The acquisition is discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows Used for Financing Activities

During the three months ended December 31, 2015, we made principal payments of $0.2 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At December 31, 2015, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at December 31, 2015).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $6.7 million at December 31, 2015, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 9, 2016                                                                      /s/ David L. Humphrey
    David L. Humphrey,
    President and Chief Executive Officer
    (Principal Executive Officer)

Date:  February 9, 2016                                                                      /s/ Scott A. Francis
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