Form 10-Q
period 2016-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2016-05-10
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2016 were 10,134,235.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2016

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2016 and September 30, 2015

	Consolidated Condensed Statements of Income (unaudited)	4
	Three and Six Months Ended March 31, 2016 and 2015

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2016 and 2015

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4.	Controls and Procedures.	21

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	22

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$4,969,254	$6,110,986
Accounts receivable, net of allowance for doubtful accounts of $250,000	5,650,300	4,286,377
Income tax receivable	175,096	−
Inventories, net of allowance for excess and obsolete
inventory of $3,056,628 and $2,756,628, respectively	21,757,901	23,600,996
Prepaid expenses	354,962	153,454
Deferred income taxes	1,740,000	1,776,000
Total current assets	34,647,513	35,927,813

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,696,288	3,415,164
Leasehold improvements	151,957	151,957
Total property and equipment, at cost	11,066,923	10,785,799
Less: Accumulated depreciation	(4,774,500)	(4,584,796)
Net property and equipment	6,292,423	6,201,003

Investment in and loans to equity method investee	280,562	–
Intangibles, net of accumulated amortization	5,386,571	5,799,473
Goodwill	3,910,089	3,910,089
Other assets	135,988	134,678

Total assets	$50,653,146	$51,973,056

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	September 30, 2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,055,719	$1,784,482
Accrued expenses	979,778	1,358,681
Income tax payable	–	122,492
Notes payable – current portion	888,845	873,752
Other current liabilities	941,534	982,094
Total current liabilities	4,865,876	5,121,501

Notes payable, less current portion	3,917,289	4,366,130
Deferred income taxes	296,000	286,000
Other liabilities	114,679	1,064,717
Total liabilities	9,193,844	10,838,348

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,634,893 and 10,564,221 shares issued, respectively; 10,134,235 and 10,063,563 shares outstanding, respectively	106,349	105,642
Paid in capital	(4,958,006)	(5,112,269)
Retained earnings	47,310,973	47,141,349
Total shareholders’ equity before treasury stock	42,459,316	42,134,722

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,459,302	41,134,708

Total liabilities and shareholders’ equity	$50,653,146	$51,973,056

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales	$10,587,187	$11,366,539	$18,836,855	$22,203,697
Cost of sales	7,002,575	7,123,027	12,486,863	14,128,382
Gross profit	3,584,612	4,243,512	6,349,992	8,075,315
Operating, selling, general and administrative expenses	3,256,403	3,803,155	5,925,028	6,878,614
Income from operations	328,209	440,357	424,964	1,196,701
Other income (expense):
Other income	109,554	–	109,554	–
Interest income	2,172	–	2,172	–
Loss from equity method investment	(140,998)	–	(140,998)	–
Interest expense	(62,307)	(79,102)	(130,068)	(164,523)
Total other income (expense), net	(91,579)	(79,102)	(159,340)	(164,523)

Income before provision for income taxes	236,630	361,255	265,624	1,032,178
Provision for income taxes	91,000	127,000	96,000	382,000

Net income	$145,630	$234,255	$169,624	$650,178

Earnings per share:
Basic	$0.01	$0.02	$0.02	$0.06
Diluted	$0.01	$0.02	$0.02	$0.06
Shares used in per share calculation:
Basic	10,092,319	10,051,844	10,080,729	10,046,525
Diluted	10,092,319	10,051,844	10,080,729	10,046,525

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Operating Activities
Net income	$169,624	$650,178
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	203,349	198,887
Amortization	412,902	412,903
Provision for excess and obsolete inventories	300,000	300,000
Deferred income tax provision (benefit)	46,000	(133,000)
Share based compensation expense	94,275	125,306
Loss from equity method investment	140,998	–
Changes in assets and liabilities:
Accounts receivable	(1,255,966)	(7,431)
Income tax receivable\payable	(297,588)	220,104
Inventories	1,559,195	(2,303,817)
Prepaid expenses	(140,813)	(60,571)
Other assets	(1,310)	–
Accounts payable	213,280	1,602,015
Accrued expenses	(369,501)	31,351
Net cash provided by operating activities	1,074,445	1,035,925

Investing Activities
Acquisition of net operating assets	(178,000)	−
Guaranteed payments for acquisition of business	(1,000,000)	(1,000,000)
Investment in and loans to equity method investment	(421,560)	–
Additions to machinery and equipment	(182,869)	(77,523)
Net cash used in investing activities	(1,782,429)	(1,077,523)

Financing Activities
Payments on notes payable	(433,748)	(420,272)
Net cash used in financing activities	(433,748)	(420,272)

Net decrease in cash and cash equivalents	(1,141,732)	(461,870)
Cash and cash equivalents at beginning of period	6,110,986	5,286,097
Cash and cash equivalents at end of period	$4,969,254	$4,824,227

Supplemental cash flow information:
Cash paid for interest	$110,073	$105,564
Cash paid for income taxes	$319,200	$264,000

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

In September 2015, the FASB issued ASU No. 2015-16: “Business Combinations (Topic 805)”.  This guidance was issued to amend existing guidance related to measurement period adjustments associated with a business combination.  The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined, including any cumulative charge to earnings in the current period.  The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments.  The guidance is effective for annual periods beginning after December 15, 2015 and early adoption is permitted.  Management is evaluating the impact that ASU No. 2015-16 will have on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  The ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, the ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-02 will have on the Company’s consolidated financial statements.

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

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the preliminary purchase price allocation:

Assets acquired:
Accounts receivable	$107,957
Refurbished inventory	16,100
Fixed assets - equipment	111,900
Liabilities assumed:
Current liabilities	(57,957)
Net assets acquired	$178,000

Note 3 – Inventories

Inventories at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016	September 30, 2015
New:
Cable TV	$14,888,129	$16,255,487
Refurbished:
Cable TV	3,762,017	3,676,132
Telco	6,164,383	6,426,005
Allowance for excess and obsolete inventory	(3,056,628)	(2,756,628)

	$21,757,901	$23,600,996

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the six months ended March 31, 2016, and 2015, by $0.3 million.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

Note 4 – Investment In and Loans to Equity Method Investee

On March 10, 2016, the Company announced that it entered into a joint venture, YKTG Solutions, LLC (“YKTG Solutions”), which will support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by the Company, and YTKG Solutions is certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.  The Company will account for its investment in YKTG Solutions using the equity-method of accounting.

For its role in the decommission project, the Company will earn a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the

Company and YKTG Solutions by providing a revolving line of credit.  The line of credit is for $4.0 million and is secured by all of the assets of YKTG Solutions, YKTG, LLC and the personal guarantees by the owners of YKTG, LLC.  The line of credit accrues interest at a fixed interest rate of 12% and is paid monthly.  At March 31, 2016, the amount outstanding under this line of credit was $0.4 million.  The management fee encompasses any interest earned on outstanding advances under the line of credit.  During the three months ended March 31, 2016, the Company recognized management fees of $0.1 million as other income and interest of $2 thousand as interest income in the Consolidated Condensed Statements of Income related to the Company’s participation in the decommission project and financing provided.

The Company’s carrying value in YKTG Solutions is reflected in Investment in and loans to equity method investee in the Consolidated Condensed Balance Sheets.  During the six months ended March 31, 2016, the Company advanced YKTG Solutions $0.4 million and recorded a loss from the equity method of investment of $0.1 million, which resulted in the $0.3 million carrying value at March 31, 2016.  At March 31, 2016, the Company's total estimate of maximum exposure to loss as a result of its relationships YKTG Solutions was approximately $4.0 million, which represents the Company’s equity investment and available and outstanding line of credit with this entity.  To help mitigate the risks associated with funding of the decommission project, the Company has obtained credit insurance for qualifying YKTG Solutions accounts receivable outstanding arising from the decommission project.  In addition, the Company anticipates that during the third fiscal quarter of 2016 YKTG Solutions will enter into a $3.0 million surety payment bond whereby the Company and YKTG, LLC will be guarantors under the surety payment bond.

Note 5 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets with their associated accumulated amortization amounts at March 31, 2016 and September 30, 2015 are as follows:

	March 31, 2016
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(886,871)	$3,370,129
Technology – 7 years	1,303,000	(387,797)	915,203
Trade name – 10 years	1,293,000	(269,374)	1,023,626
Non-compete agreements – 3 years	254,000	(176,387)	77,613

Total intangible assets	$7,107,000	$(1,720,429)	$5,386,571

	September 30, 2015
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(674,023)	$3,582,977
Technology – 7 years	1,303,000	(294,725)	1,008,275
Trade name – 10 years	1,293,000	(204,724)	1,088,276
Non-compete agreements – 3 years	254,000	(134,055)	119,945

Total intangible assets	$7,107,000	$(1,307,527)	$5,799,473

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  At March 31, 2016, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $1.1 million at March 31, 2016 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.84% at March 31, 2016) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan has an outstanding balance of $3.7 million at March 31, 2016 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At March 31, 2016, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (2.91% at March 31, 2016), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 31, 2017.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at March 31, 2016.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s fixed rate loan was $3.7 million as of March 31, 2016.

Note 7 – Earnings Per Share

Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable, restricted and deferred shares.  Diluted earnings per share include any dilutive effect of stock options and restricted stock.  In computing the diluted weighted average shares, the average share price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options.

Basic and diluted earnings per share for the three and six months ended March 31, 2016 and 2015 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income attributable to common shareholders	$145,630	$234,255	$169,624	$650,178

Basic weighted average shares	10,092,319	10,051,844	10,080,729	10,046,525
Effect of dilutive securities:
Stock options	−	−	–	−
Diluted weighted average shares	10,092,319	10,051,844	10,080,729	10,046,525
Earnings per common share:
Basic	$0.01	$0.02	$0.02	$0.06
Diluted	$0.01	$0.02	$0.02	$0.06

The table below includes information related to stock options that were outstanding at the end of each respective three and six month periods ended March 31, but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the three and six months ended March 31, or their effect would be anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options excluded	525,000	545,000	525,000	545,000
Weighted average exercise price of
stock options	$2.83	$2.91	$2.83	$2.91
Average market price of common stock	$1.77	$2.37	$1.99	$2.43

Note 8 – Stock Option Plan

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At March 31, 2016, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 479,211 shares were available for future grants.

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

A summary of the status of the Company's stock options at March 31, 2016 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2015	535,000	$2.88
Granted	–	–
Exercised	–	–
Expired	(10,000)	5.78
Forfeited	–	–
Outstanding at March 31, 2016	525,000	$2.83

Exercisable at March 31, 2016	291,667	$2.78

No nonqualified stock options were granted for the six months ended March 31, 2016.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2016 is as follows:

Six Months Ended
March 31, 2016
Fiscal year 2012 grant	$8,708
Fiscal year 2014 grant	$23,761

The Company records compensation expense over the vesting term of the related options.  At March 31, 2016, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of income was $51,402.

Restricted Stock

The Company granted restricted stock in March 2016 to its Board of Directors and a Company officer totaling 62,874 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares at issuance totaled $105,000, which is being amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in December 2015 and October 2015 to two new Directors totaling 3,333 and 4,465 shares, respectively which were valued at market value on the date of the grants.  The holding restriction on these shares expired the first week of March 2016.  The fair value of the shares issued December 2015 and October 2015 totaled $7,500 and $10,000, respectively and was amortized over the holding period as compensation expense.  The Company granted restricted stock in April of 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Sales
Cable TV	$6,018,891	$5,792,272	$11,023,888	$12,625,291
Telco	4,601,172	5,813,777	7,918,903	9,850,071
Intercompany	(32,876)	(239,510)	(105,936)	(271,665)
Total sales	$10,587,187	$11,366,539	$18,836,855	$22,203,697

Gross profit
Cable TV	$1,906,675	$1,787,639	$3,485,946	$3,822,484
Telco	1,677,937	2,455,873	2,864,046	4,252,831
Total gross profit	$3,584,612	$4,243,512	$6,349,992	$8,075,315

Income (loss) from operations
Cable TV	$336,279	$347,839	$453,119	$966,650
Telco	(8,070)	92,518	(28,155)	230,051
Total income from operations	$328,209	$440,357	$424,964	$1,196,701

	March 31, 2016	September 30, 2015
Segment assets
Cable TV	$25,412,376	$26,494,430
Telco	17,325,144	17,094,713
Non-allocated	7,915,626	8,383,913
Total assets	$50,653,146	$51,973,056

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

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America and South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment also repairs cable television equipment for various cable companies.

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

Recent Business Developments

Investment in YKTG Solutions, LLC

On March 10, 2016, the Company announced that it entered into a joint venture, YKTG Solutions, which will support the decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by ADDvantage Technologies Group, and YTKG Solutions has been certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.

For its role in the decommission project, the Company will earn a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the Company and YKTG Solutions by providing a line of credit.  At March 31, 2016, the amount outstanding under this line of credit was $0.4 million.  The management fee encompasses any interest earned on outstanding advances under the loan agreement.

For the three months ended March 31, 2016, the Company recognized management fees of $0.1 million as other income and interest of $2 thousand as interest income with our participation in the decommission project and financing provided.  In addition, the Company also recognized a loss from the equity method investment of $0.1 million for the three and six months ended March 31, 2016 for its role in YKTG Solutions.  The Company estimates that this decommission project will generate approximately $1 million in pretax income over the next year.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

Consolidated

Consolidated sales decreased $0.8 million, or 7%, to $10.6 million for the three months ended March 31, 2016 from $11.4 million for the three months ended March 31, 2015.  The decrease in sales was due to a decrease in sales of $1.2 million from the Telco segment, partially offset by an increase in sales of $0.2 million for the Cable TV segment.  Consolidated gross profit decreased $0.6 million, or 16%, to $3.6 million for the three months ended March 31, 2016 from $4.2 million for the same period last year.  The decrease in gross profit was due to a decrease in gross profit of $0.7 million from the Telco segment, partially offset by an increase in gross profit $0.1 million from the Cable TV segment.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.5 million, or 14%, to $3.3 million for the three months ended March 31, 2016 from $3.8 million for the same period last year.  This decrease in expenses was due to the Telco segment of $0.7 million, partially offset by an increase in the Cable TV segment of $0.2 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses).  Other income, which is our fee for our role in the YKTG Solutions project, for the three months ended March 31, 2016 was $0.1 million.  Equity losses for the three months ended March 31, 2016 were $0.1 million.  The investment incurred a loss primarily due to project start-up costs incurred prior to the decommission project starting.

Interest expense decreased $17 thousand to $62 thousand for the three months ended March 31, 2016 from $79 thousand for the same period last year.

The provision for income taxes was $91 thousand for the three months ended March 31, 2016, or an effective rate of 38%, compared to income taxes of $0.1 million for the three months ended March 31, 2015, or an effective rate of 35%.

Segment Results

Cable TV

Sales for the Cable TV segment increased $0.2 million to $6.0 million for the three months ended March 31, 2016 from $5.8 million for the same period last year.  The increase in sales was due primarily to an increase in both refurbished equipment sales and repairs revenue of $0.1 million and $0.2 million respectively, partially offset by a decrease in revenue in new equipment sales of $0.1 million.  Gross margin was 32% for the three months ended March 31, 2016 and 31% for the same period last year.

Operating, selling, general and administrative expenses increased $0.2 million to $1.6 million for the three months ended March 31, 2016 from $1.4 million for the same period last year.  The increase was due primarily to increased personnel costs primarily related to the acquisition of the net operating assets of Tulsat–Tennessee.

Telco

Sales for the Telco segment decreased $1.2 million to $4.6 million for the three months ended March 31, 2016 from $5.8 million for the same period last year.  The decrease in sales primarily resulted from a decrease in used equipment sales of $1.7 million, partially offset by an increase in new equipment sales and recycling revenue of $0.3 and $0.2 million, respectively.  The decrease in sales was due primarily to the absence of a $1.5 million equipment sale to an end-user customer in the second quarter of 2015.  Gross margin was 36% for the three months ended March 31, 2016 and 42% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.7 million to $1.7 million for the three months ended March 31, 2016 from $2.4 million for the same period last year.  The decrease in expenses was due primarily to decreased expenses related to the earn-out payments resulting from the Nave Communications acquisition of $0.4 million and decreased personnel costs of $0.2 million.  In March 2016, we made our second of three earn-out payments for $0.2 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make the final Nave Earn-out payment in March 2017, which we estimate will be between $0.5 million and $1.0 million.

Comparison of Results of Operations for the Six Months Ended March 31, 2016 and March 31, 2015

Consolidated

Consolidated sales decreased $3.4 million, or 15%, to $18.8 million for the six months ended March 31, 2016 from $22.2 million for the six months ended March 31, 2015.  The decrease in sales was in both the Cable TV and Telco segment of $1.6 million and $1.9 million, respectively.  Consolidated gross profit decreased $1.8 million, or 21%, to $6.3 million for the six months ended March 31, 2016 from $8.1 million for the same period last year.  The decrease in gross profit was in both the Cable TV and Telco segment of $0.4 million and $1.4 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $1.0 million, or 14%, to $5.9 million for the six months ended March 31, 2016 from $6.9 million for the same period last year.  This decrease in expenses was primarily due to the Telco segment of $1.1 million, partially offset by an increase in expenses of $0.1 million from the Cable TV segment.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses).  Other income, which is our fee for our role in the YKTG Solutions project, for the six months ended March 31, 2016 was $0.1 million.  Equity losses for the six months ended March 31, 2016 were $0.1 million.  The investment incurred a loss primarily due to project start-up costs incurred prior to the decommission project starting.

Interest expense decreased $35 thousand to $130 thousand for the six months ended March 31, 2016 from $165 thousand for the same period last year.

The provision for income taxes was $0.1 million for the six months ended March 31, 2016, or an effective rate of 36%, from a provision for income taxes of $0.4 million for the six months ended March 31, 2015, or an effective rate of 37%.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.6 million to $11.0 million for the six months ended March 31, 2016 from $12.6 million for the same period last year.  The decrease in sales was due primarily to a decrease in new equipment sales of $2.3 million, partially offset by an increase in refurbished equipment sales and repairs revenue of $0.4 million and $0.3 million, respectively.  The decline in equipment sales for the Cable TV segment primarily occurred in the first quarter of fiscal year 2016.  The Cable TV segment has experienced declining equipment sales over the past several years for the products we traditionally carry due to the continued consolidation of the cable television operators and fewer upgrades of the cable television networks and plant expansions. For the first quarter of fiscal year 2016, our equipment sales decreased to their lowest level during this downturn.  However, we believe some of the decrease in sales was due to uncertainties caused by pending merger activities.  However, in the second quarter of fiscal year 2016, we saw our equipment sales increase back to levels we experienced last year.   Gross margin was 32% for the six months ended March 31, 2016 and 30% for the same period last year.

Operating, selling, general and administrative expenses increased $0.1 million to $3.0 million for the six months ended March 31, 2016 from $2.9 million for the same period last year.  The increase was due primarily to increased personnel costs primarily related to the acquisition of the net operating assets of Tulsat–Tennessee.

Telco

Sales for the Telco segment decreased $2.0 million to $7.9 million for the six months ended March 31, 2016 from $9.9 million for the same period last year.  The decrease in sales resulted from a decrease in used equipment sales of $2.6 million, partially offset by new equipment sales and recycling revenue increases of $0.5 million and $0.1 million, respectively.  The decrease in sales was due primarily to the absence of a $1.5 million equipment sale to an end-user customer in the second quarter of 2015.  In addition, in the first quarter of fiscal year 2016, we believe that the decreased sales volume was due largely to delays in capital expenditures from our major customers due to weak economic conditions and budgetary constraints.  Sales for the Telco segment did increase in the second quarter of fiscal year 2016 as compared to the first quarter as we saw these conditions improve.  Gross margin was 36% for the six months ended March 31, 2016 and 43% for the same period last year.  The decrease in gross margin was due primarily to decreased margins from recycling revenue resulting from lower commodity prices.

Operating, selling, general and administrative expenses decreased $1.1 million to $2.9 million for the six months ended March 31, 2016 from $4.0 million for the same period last year.  The decrease in expenses was due primarily to decreased expenses related to the earn-out payments resulting from the Nave Communications acquisition of $0.7 million and decreased personnel costs of $0.2 million.  In March 2016, we made our second of three earn-out payments for $0.2 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make the final Nave Earn-out payment in March 2017, which we estimate will be between $0.5 million and $1.0 million.

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

A reconciliation by segment of income (loss) from operations to EBITDA follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$336,279	$(8,070)	$328,209	$347,839	$92,518	$440,357
Depreciation	80,802	27,367	108,169	70,149	29,930	100,079
Amortization	−	206,451	206,451	−	206,451	206,451
EBITDA (a)	$417,081	$225,748	$642,829	$417,988	$328,899	$746,887

(a)	The Telco segment includes earn-out expenses of $0.2 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, related to the acquisition of Nave Communications.

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$453,119	$(28,155)	$424,964	$966,650	$230,051	$1,196,701
Depreciation	153,266	50,083	203,349	141,713	57,174	198,887
Amortization	−	412,902	412,902	−	412,903	412,903
EBITDA (a)	$606,385	$434,830	$1,041,215	$1,108,363	$700,128	$1,808,491

(a)	The Telco segment includes earn-out expenses of $0 and $0.7 million for the six months ended March 31, 2016 and 2015, respectively, related to the acquisition of Nave Communications.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2016, we had total inventory, before the reserve for excess and obsolete inventory, of $24.8 million, consisting of $14.9 million in new products and $9.9 million in used or refurbished products.

For the Cable TV segment, our reserve at March 31, 2016 for excess and obsolete inventory was $3.1 million, which reflects an increase of $0.3 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

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

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at March 31, 2016 and September 30, 2015.   At March 31, 2016, accounts receivable, net of allowance for doubtful accounts, was $5.7 million.

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

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and have a line of credit of up to $7.0 million.  During the six months ended March 31, 2016, we generated $1.1 million of cash flow from operations.  The cash flow from operations was favorably impacted by $1.6 million from a net decrease in inventory.  The cash flow from operations was unfavorably impacted by $1.3 million from an increase in accounts receivable.

In March 2016, we paid $0.2 million for the second of three annual earn-out payments.  The earn-out is equal to 70% of Nave Communications adjusted EBITDA earnings in excess of $2.0 million for the twelve month period beginning March 1 each year.  We estimate the final remaining annual payment will be between $0.5 million and $1.0 million.

Cash Flows Used for Investing Activities

In March 2016, we paid $1.0 million for the second of three annual installment payments to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  The deferred consideration, which consists of $3.0 million to be paid in equal annual installments over the three years, is recorded at its present value of $0.9 million at March 31, 2016.

On December 31, 2015, we acquired the net operating assets of a business for $0.2 million.  The acquisition is discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the six months ended March 31, 2016, we funded YKTG Solutions, pursuant to a line of credit between the Company and YKTG Solutions, for $0.4 million.   The investment in YKTG Solutions is discussed in Note 4 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows Used for Financing Activities

During the six months ended March 31, 2016, we made principal payments of $0.4 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At March 31, 2016, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at March 31, 2016).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $5.0 million at March 31, 2016, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1	Operating Agreement for YKTG Solutions, LLC dated February 28, 2016.

10.2	Loan and Security Agreement between YKTG Solutions, LLC and ADDvantage Technologies Group, Inc. dated February 28, 2016.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 10, 2016                                                                         /s/ David L. Humphrey
     David L. Humphrey,
     President and Chief Executive Officer
     (Principal Executive Officer)

Date:  May 10, 2016                                                                         /s/ Scott A. Francis
     Scott A. Francis,
     Chief Financial Officer
     (Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Operating Agreement for YKTG Solutions, LLC dated February 28, 2016.

10.2	Loan and Security Agreement between YKTG Solutions, LLC and ADDvantage Technologies Group, Inc. dated February 28, 2016.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.