Form 10-Q
period 2016-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2016-08-09
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM________________ TO ______________

Commission File number 1‑10799

ADDvantage Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

OKLAHOMA	73‑1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer ☐Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2016 were 10,134,235.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2016

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	June 30, 2016 and September 30, 2015

	Consolidated Condensed Statements of Income (unaudited)	4
	Three and Nine Months Ended June 30, 2016 and 2015

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2016 and 2015

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4.	Controls and Procedures.	21

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	22

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$5,143,774	$6,110,986
Accounts receivable, net of allowance for doubtful accounts of $250,000	5,839,088	4,286,377
Inventories, net of allowance for excess and obsolete inventory of $3,206,628 and $2,756,628, respectively	21,667,539	23,600,996
Prepaid expenses	241,498	153,454
Deferred income taxes	1,824,000	1,776,000
Total current assets	34,715,899	35,927,813

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,713,134	3,415,164
Leasehold improvements	151,957	151,957
Total property and equipment, at cost	11,083,769	10,785,799
Less: Accumulated depreciation	(4,883,554)	(4,584,796)
Net property and equipment	6,200,215	6,201,003

Investment in and loans to equity method investee	1,515,721	–
Intangibles, net of accumulated amortization	5,180,120	5,799,473
Goodwill	3,910,089	3,910,089
Other assets	135,988	134,678

Total assets	$51,658,032	$51,973,056

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	September 30, 2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,483,707	$1,784,482
Accrued expenses	1,352,554	1,358,681
Income tax payable	52,895	122,492
Notes payable – current portion	896,330	873,752
Other current liabilities	952,331	982,094
Total current liabilities	5,737,817	5,121,501

Notes payable, less current portion	3,690,640	4,366,130
Deferred income taxes	314,000	286,000
Other liabilities	120,256	1,064,717
Total liabilities	9,862,713	10,838,348

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,634,893 and 10,564,221 shares issued, respectively; 10,134,235 and 10,063,563 shares outstanding, respectively	106,349	105,642
Paid in capital	(4,938,075)	(5,112,269)
Retained earnings	47,627,059	47,141,349
Total shareholders’ equity before treasury stock	42,795,333	42,134,722

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,795,319	41,134,708

Total liabilities and shareholders’ equity	$51,658,032	$51,973,056

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales	$10,060,242	$11,902,391	$28,897,097	$34,106,088
Cost of sales	6,594,091	7,757,784	19,080,954	21,886,166
Gross profit	3,466,151	4,144,607	9,816,143	12,219,922
Operating, selling, general and administrative expenses	3,062,288	3,202,402	8,987,316	10,081,016
Income from operations	403,863	942,205	828,827	2,138,906
Other income (expense):
Other income	70,517	–	180,071	–
Interest income	28,950	–	31,122	–
Income (loss) from equity method investment	63,977	–	(77,021)	–
Interest expense	(54,221)	(71,071)	(184,289)	(235,594)
Total other income (expense), net	109,223	(71,071)	(50,117)	(235,594)

Income before provision for income taxes	513,086	871,134	778,710	1,903,312
Provision for income taxes	197,000	234,000	293,000	616,000

Net income	$316,086	$637,134	$485,710	$1,287,312

Earnings per share:
Basic	$0.03	$0.06	$0.05	$0.13
Diluted	$0.03	$0.06	$0.05	$0.13
Shares used in per share calculation:
Basic	10,134,235	10,073,121	10,098,564	10,055,390
Diluted	10,135,607	10,073,121	10,103,054	10,055,390

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
Operating Activities
Net income	$485,710	$1,287,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	312,403	299,591
Amortization	619,353	619,354
Provision for excess and obsolete inventories	450,000	450,000
Deferred income tax benefit	(20,000)	(180,000)
Share based compensation expense	142,040	184,751
Loss from equity method investment	77,021	–
Changes in assets and liabilities:
Accounts receivable	(1,444,754)	593,954
Income tax receivable\payable	(69,597)	212,924
Inventories	1,499,557	(2,166,895)
Prepaid expenses	(55,183)	17,550
Other assets	(1,310)	–
Accounts payable	641,268	(125,367)
Accrued expenses	19,649	(62,003)
Net cash provided by operating activities	2,656,157	1,131,171

Investing Activities
Acquisition of net operating assets	(178,000)	−
Guaranteed payments for acquisition of business	(1,000,000)	(1,000,000)
Investment in and loans to equity method investment	(1,592,742)	–
Additions to land and buildings	–	(56,074)
Additions to machinery and equipment	(199,715)	(90,187)
Net cash used in investing activities	(2,970,457)	(1,146,261)

Financing Activities
Payments on notes payable	(652,912)	(632,266)
Net cash used in financing activities	(652,912)	(632,266)

Net decrease in cash and cash equivalents	(967,212)	(647,356)
Cash and cash equivalents at beginning of period	6,110,986	5,286,097
Cash and cash equivalents at end of period	$5,143,774	$4,638,741

Supplemental cash flow information:
Cash paid for interest	$153,531	$156,098
Cash paid for income taxes	$351,200	$600,000

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

In March 2016, the FASB issued ASU No. 2016-09: “Compensation – Stock Compensation (Topic 718)” which is intended to improve employee share-based payment accounting.  This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-09 will have on the Company’s consolidated financial statements.

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

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the preliminary purchase price allocation:

Assets acquired:
Accounts receivable	$107,957
Refurbished inventory	16,100
Fixed assets - equipment	111,900
Liabilities assumed:
Current liabilities	(57,957)
Net assets acquired	$178,000

Note 3 – Inventories
Inventories at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016	September 30, 2015
New:
Cable TV	$14,916,937	$16,255,487
Refurbished:
Cable TV	3,832,035	3,676,132
Telco	6,125,195	6,426,005
Allowance for excess and obsolete inventory	(3,206,628)	(2,756,628)

	$21,667,539	$23,600,996

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the nine months ended June 30, 2016 and 2015, by approximately $0.5 million.  For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.

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

For its role in the decommission project, the Company will earn a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the Company and YKTG Solutions by providing a revolving line of credit.  The line of credit is for $4.0 million and is secured by all of the assets of YKTG Solutions, YKTG, LLC and the personal guarantees by the owners of YKTG, LLC.  The line of credit accrues interest at a fixed interest rate of 12% and is paid monthly.  At June 30, 2016, the amount outstanding under this line of credit was $1.6 million.  The management fee encompasses any interest earned on outstanding advances under the line of credit.

In the third quarter of 2016, YKTG Solutions completed another project with a major U.S. telecommunications provider, which yielded management fees and equity income of $38 thousand and $0.3 million, respectively.

During the nine months ended June 30, 2016, the Company recognized management fees of $0.2 million as other income and $31 thousand as interest income in the Consolidated Condensed Statements of Income related to the Company’s participation in both projects and the financing provided.

The Company’s carrying value in YKTG Solutions is reflected in investment in and loans to equity method investee in the Consolidated Condensed Balance Sheets.  During the nine months ended June 30, 2016, the Company advanced YKTG Solutions a net of $1.6 million and recorded a net loss from the equity method of investment of $0.1 million, which resulted in the $1.5 million carrying value at June 30, 2016.  At June 30, 2016, the Company's total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was approximately $4.0 million, which represents the Company’s equity investment and available and outstanding line of credit with this entity.  To help mitigate the risks associated with funding of the decommission project, the Company has obtained credit insurance for qualifying YKTG Solutions accounts receivable outstanding arising from the decommission project.  In addition, in July 2016, YKTG Solutions entered into a $2.0 million surety payment bond whereby the Company and YKTG, LLC will be guarantors under the surety payment bond.

Note 5 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  The intangible assets with their associated accumulated amortization amounts at June 30, 2016 and September 30, 2015 are as follows:

	June 30, 2016
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(993,296)	$3,263,704
Technology – 7 years	1,303,000	(434,332)	868,668
Trade name – 10 years	1,293,000	(301,699)	991,301
Non-compete agreements – 3 years	254,000	(197,553)	56,447

Total intangible assets	$7,107,000	$(1,926,880)	$5,180,120

	September 30, 2015
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(674,023)	$3,582,977
Technology – 7 years	1,303,000	(294,725)	1,008,275
Trade name – 10 years	1,293,000	(204,724)	1,088,276
Non-compete agreements – 3 years	254,000	(134,055)	119,945

Total intangible assets	$7,107,000	$(1,307,527)	$5,799,473

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  At June 30, 2016, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $1.0 million at June 30, 2016 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.87% at June 30, 2016) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan has an outstanding balance of $3.5 million at June 30, 2016 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At June 30, 2016, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.24% at June 30, 2016), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 31, 2017.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at June 30, 2016.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s fixed rate loan was $3.5 million as of June 30, 2016.

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2016 and 2015 are:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$316,086	$637,134	$485,710	$1,287,312

Basic weighted average shares	10,134,235	10,073,121	10,098,564	10,055,390
Effect of dilutive securities:
Stock options	1,372	−	4,490	−
Diluted weighted average shares	10,135,607	10,073,121	10,103,054	10,055,390
Earnings per common share:
Basic	$0.03	$0.06	$0.05	$0.13
Diluted	$0.03	$0.06	$0.05	$0.13

The table below includes information related to stock options that were outstanding at the end of each respective three and nine month periods ended June 30, but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the three and nine months ended June 30, or their effect would be anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options excluded	520,000	545,000	520,000	545,000
Weighted average exercise price of
stock options	$2.83	$2.91	$2.83	$2.91
Average market price of common stock	$1.80	$2.37	$1.92	$2.41

Note 8 – Stock Option Plan

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At June 30, 2016, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 434,211 shares were available for future grants.

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

A summary of the status of the Company's stock options at June 30, 2016 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2015	535,000	$2.88
Granted	50,000	1.75
Exercised	–	–
Expired	(10,000)	5.78
Forfeited	(5,000)	3.00
Outstanding at June 30, 2016	570,000	$2.73

Exercisable at June 30, 2016	403,334	$2.81

The Company granted nonqualified stock options of 50,000 shares for the nine months ended June 30, 2016.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the nine months ended June 30, 2016 are as follows:

Nine Months Ended June 30, 2016
Estimated fair value of options at grant date	$34,350
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	38%
Average risk-free interest rate	1.75%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2016 is as follows:

Nine Months Ended
June 30, 2016
Fiscal year 2012 grant	$13,062
Fiscal year 2014 grant	$35,641
Fiscal year 2016 grant	$3,498

The Company records compensation expense over the vesting term of the related options.  At June 30, 2016, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of income was $66,020.

Restricted Stock
The Company granted restricted stock in March 2016 to its Board of Directors and a Company officer totaling 62,874 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares at issuance totaled $105,000, which is being amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in December 2015 and October 2015 to two new Directors totaling 3,333 and 4,465 shares, respectively which were valued at market value on the date of the grants.  The holding restriction on these shares expired the first week of March 2016.  The fair value of the shares issued December 2015 and October 2015 totaled $7,500 and $10,000, respectively and was amortized over the holding period as compensation expense.  The Company granted restricted stock in April 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales
Cable TV	$5,942,856	$6,752,224	$16,966,744	$19,377,515
Telco	4,134,665	5,235,317	12,053,568	15,085,388
Intercompany	(17,279)	(85,150)	(123,215)	(356,815)
Total sales	$10,060,242	$11,902,391	$28,897,097	$34,106,088
Gross profit
Cable TV	$2,126,744	$2,367,221	$5,612,691	$6,189,705
Telco	1,339,407	1,777,386	4,203,452	6,030,217
Total gross profit	$3,466,151	$4,144,607	$9,816,143	$12,219,922

Income (loss) from operations
Cable TV	$528,651	$846,372	$981,770	$1,813,022
Telco	(124,788)	95,833	(152,943)	325,884
Total income from operations	$403,863	$942,205	$828,827	$2,138,906

	June 30, 2016	September 30, 2015
Segment assets
Cable TV	$25,356,102	$26,494,430
Telco	16,916,218	17,094,713
Non-allocated	9,385,712	8,383,913
Total assets	$51,658,032	$51,973,056

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

Recent Business Developments

Investment in YKTG Solutions, LLC (“YKTG Solutions”)

On March 10, 2016, the Company announced that it entered into a joint venture, YKTG Solutions, which will support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by ADDvantage Technologies Group, and YTKG Solutions has been certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.

For its role in the decommission project, the Company will earn a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the Company and YKTG Solutions by providing a revolving line of credit.  The management fee encompasses any interest earned on outstanding advances under the loan agreement.  The Company anticipates that this project will be completed in our third quarter of 2017, and estimates that this project will generate a total of approximately $1 million in pretax income over the life of the project.

In the third quarter of 2016, YKTG Solutions completed another project with a major U.S. telecommunications provider, which generated management fees to the Company of $38 thousand and equity earnings of $0.3 million.

For the nine months ended June 30, 2016, the Company recognized management fees of $0.2 million as other income and $31 thousand as interest income from our participation in the projects and financing provided.  In addition, the Company recognized income from the equity method investment of $0.1 million for the three months ended June 30, 2016 and a loss of $0.1 million for the nine months ended June 30, 2016 for its role in YKTG Solutions.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and June 30, 2015

Consolidated

Consolidated sales decreased $1.8 million, or 15%, to $10.1 million for the three months ended June 30, 2016 from $11.9 million for the three months ended June 30, 2015.  The decrease in sales was due to a decrease in sales from both the Cable TV and Telco segments of $0.8 million and $1.1 million, respectively.  Consolidated gross profit decreased $0.6 million, or 16%, to $3.5 million for the three months ended June 30, 2016 from $4.1 million for the same period last year.  The decrease in gross profit was due to a decrease in gross profit from both the Cable TV and Telco segments of $0.2 million and $0.4 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.1 million, or 4%, to $3.1 million for the three months ended June 30, 2016 from $3.2 million for the same period last year.  This decrease in expenses was due to a decrease in the Telco segment of $0.2 million, partially offset by an increase in the Cable TV segment of $0.1 million.

Other income (expense) consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses), and interest expense related to our notes payable.  Other income, which is our fee for our role in the YKTG Solutions projects, for the three months ended June 30, 2016 was $0.1 million.  Equity income for the three months ended June 30, 2016 was $0.1 million.  Interest expense remained relatively flat at $0.1 million for the three months ended June 30, 2016 compared to the same period last year.

The provision for income taxes was $0.2 million for the three months ended June 30, 2016, or an effective rate of 38%, compared to income taxes of $0.2 million for the three months ended June 30, 2015, or an effective rate of 27%.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $0.8 million to $5.9 million for the three months ended June 30, 2016 from $6.7 million for the same period last year.  The decrease in sales was due primarily to a decrease in new equipment sales of $0.9 million, partially offset by an increase in repairs revenue of $0.1 million.  Gross margin was 36% for the three months ended June 30, 2016 and 35% for the same period last year.

Operating, selling, general and administrative expenses increased $0.1 million to $1.6 million for the three months ended June 30, 2016 from $1.5 million for the same period last year.  The increase was due primarily to increased personnel costs primarily related to the acquisition of the net operating assets of Advantage Solutions, LLC.

Telco

Sales for the Telco segment decreased $1.1 million to $4.1 million for the three months ended June 30, 2016 from $5.2 million for the same period last year.  The decrease in sales primarily resulted from a decrease in used equipment sales of $1.8 million, partially offset by an increase in new equipment sales and recycling revenue of $0.3 and $0.4 million, respectively.  The decrease in used equipment sales was due primarily to the absence of $0.8 million in equipment sales to an end-user customer in the third quarter of 2015.  Gross margin was 32% for the three months ended June 30, 2016 and 33% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.2 million to $1.5 million for the three months ended June 30, 2016 from $1.7 million for the same period last year.  The decrease in expenses was due to decreased expenses related to the earn-out payments resulting from the Nave Communications acquisition of $0.1 million and decreased personnel costs of $0.1 million.

Comparison of Results of Operations for the Nine Months Ended June 30, 2016 and June 30, 2015

Consolidated

Consolidated sales decreased $5.2 million, or 15%, to $28.9 million for the nine months ended June 30, 2016 from $34.1 million for the nine months ended June 30, 2015.  The decrease in sales was in both the Cable TV and Telco segments of $2.4 million and $3.0 million, respectively.  Consolidated gross profit decreased $2.4 million, or 20%, to $9.8 million for the nine months ended June 30, 2016 from $12.2 million for the same period last year.  The decrease in gross profit was in both the Cable TV and Telco segment of $0.6 million and $1.8 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $1.1 million, or 11%, to $9.0 million for the nine months ended June 30, 2016 from $10.1 million for the same period last year.  This decrease in expenses was primarily due to the Telco segment of $1.4 million, partially offset by an increase in expenses of $0.3 million from the Cable TV segment.

Other income and expense consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses), and interest expense related to our notes payable.  Other income, which is our fee for our role in the YKTG Solutions projects, for the nine months ended June 30, 2016 was $0.2 million.  Equity losses for the nine months ended June 30, 2016 were $0.1 million.  Interest expense decreased $52 thousand to $184 thousand for the nine months ended June 30, 2016 from $236 thousand for the same period last year.

The provision for income taxes was $0.3 million for the nine months ended June 30, 2016, or an effective rate of 38%, from a provision for income taxes of $0.6 million for the nine months ended June 30, 2015, or an effective rate of 32%.

Segment Results
Cable TV

Sales for the Cable TV segment decreased $2.4 million to $17.0 million for the nine months ended June 30, 2016 from $19.4 million for the same period last year.  The decrease in sales was due primarily to a decrease in new equipment sales of $3.2 million, partially offset by an increase of $0.4 million in both refurbished equipment sales and repairs revenue.  The decline in equipment sales for the Cable TV segment primarily occurred in the first quarter of fiscal year 2016.  The Cable TV segment has experienced declining equipment sales over the past several years for the products we traditionally carry due to the continued consolidation of the cable television operators and fewer upgrades of the cable television networks and plant expansions.  For the first quarter of fiscal year 2016, our equipment sales decreased to their lowest level during this downturn.  However, we believe some of the decrease in sales was due to uncertainties caused by pending merger activities.  In the second and third quarters of fiscal year 2016, we saw our equipment sales increase back to similar levels we experienced last year.   Gross margin was 33% for the nine months ended June 30, 2016 and 32% for the same period last year.

Operating, selling, general and administrative expenses increased $0.2 million to $4.6 million for the nine months ended June 30, 2016 from $4.4 million for the same period last year.  The increase was due primarily to increased personnel costs primarily related to the acquisition of the net operating assets of Advantage Solutions, LLC.

Telco

Sales for the Telco segment decreased $3.0 million to $12.1 million for the nine months ended June 30, 2016 from $15.1 million for the same period last year.  The decrease in sales resulted from a decrease in used equipment sales of $4.4 million, partially offset by new equipment sales and recycling revenue increases of $0.9 million and $0.5 million, respectively.  The decrease in sales was due primarily to the absence of $2.3 million in equipment sales to an end-user customer in the second and third quarters of 2015.  In addition, in the first quarter of fiscal year 2016, we believe that the decreased sales volume was due largely to delays in capital expenditures from our major customers due to weak economic conditions and budgetary constraints.  Sales for the Telco segment did increase in the second and third quarters of fiscal year 2016 as compared to the first quarter as we saw these conditions improve.  Gross margin was 35% for the nine months ended June 30, 2016 and 40% for the same period last year.  The decrease in gross margin was due primarily to decreased margins from recycling revenue resulting from lower commodity prices.

Operating, selling, general and administrative expenses decreased $1.4 million to $4.3 million for the nine months ended June 30, 2016 from $5.7 million for the same period last year.  The decrease in expenses was due primarily to decreased expenses related to the earn-out payments resulting primarily from the Nave Communications acquisition of $0.9 million and decreased personnel costs of $0.3 million.  In March 2016, we made our second annual earn-out payment for $0.2 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make the third and final Nave Earn-out payment in March 2017, which we estimate will be between $0.3 million and $1.0 million.

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  In addition, EBITDA as presented excludes other income, interest income and income from equity method investment.  EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of income (loss) from operations to EBITDA follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$528,651	$(124,788)	$403,863	$846,372	$95,833	$942,205
Depreciation	84,152	24,902	109,054	72,909	27,795	100,704
Amortization	−	206,451	206,451	−	206,451	206,451
EBITDA (a)	$612,803	$106,565	$719,368	$919,281	$330,079	$1,249,360

(a)	The Telco segment includes earn-out expenses of zero and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, related to the acquisition of Nave Communications.

	Nine Months Ended June 30, 2016			Nine Months Ended June 30, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$981,770	$(152,943)	$828,827	$1,813,022	$325,884	$2,138,906
Depreciation	237,418	74,985	312,403	214,622	84,969	299,591
Amortization	−	619,353	619,353	−	619,354	619,354
EBITDA (a)	$1,219,188	$541,395	$1,760,583	$2,027,644	$1,030,207	$3,057,851

(a)	The Telco segment includes earn-out expenses of zero and $0.8 million for the nine months ended June 30, 2016 and 2015, respectively, related to the acquisition of Nave Communications.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2016, we had total inventory, before the reserve for excess and obsolete inventory, of $24.9 million, consisting of $14.9 million in new products and $10.0 million in used or refurbished products.

For the Cable TV segment, our reserve at June 30, 2016 for excess and obsolete inventory was $3.2 million, which reflects an increase of approximately $0.5 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

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

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was approximately $0.3 million at June 30, 2016 and September 30, 2015.   At June 30, 2016, accounts receivable, net of allowance for doubtful accounts, was $5.8 million.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.”  ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

In the third fiscal quarter of 2016, we concluded that there was a triggering event requiring assessment of impairment for certain of our intangible assets in connection with a new operating system implemented in our Telco segment.  The new operating system in our Telco segment enhanced the functionality of the overall software system and decreased reliance upon a former employee maintaining the predecessor system.  We did not record an impairment charge against the technology intangible asset as we determined that the carrying amount of the asset group did not exceed the sum of the undiscounted cash flows for the asset group.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations and a revolving line of credit of up to $7.0 million.  During the nine months ended June 30, 2016, we generated $2.7 million of cash flow from operations.  The cash flow from operations was favorably impacted by $1.5 million from a net decrease in inventory primarily from the Cable TV segment and by $0.6 million from a net increase in accounts payable due primarily to timing of inventory purchases.  The cash flow from operations was unfavorably impacted by $1.4 million from an increase in accounts receivable.

In March 2016, we paid $0.2 million for the second of three annual earn-out payments.  The earn-out is equal to 70% of Nave Communications adjusted EBITDA earnings in excess of $2.0 million for the twelve month period beginning March 1 each year.  We estimate the final remaining annual payment will be between $0.3 million and $1.0 million.

Cash Flows Used for Investing Activities

In March 2016, we paid $1.0 million for the second of three annual installment payments to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  The deferred consideration, which consists of $3.0 million to be paid in equal annual installments over the three years, is recorded at its present value of $1.0 million at June 30, 2016.

On December 31, 2015, we acquired the net operating assets of a business for $0.2 million.  The acquisition is discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

During the nine months ended June 30, 2016, we funded YKTG Solutions, pursuant to a revolving line of credit between the Company and YKTG Solutions, for $1.6 million.  We plan to fund future advances to YKTG Solutions utilizing our cash flows from operations or our revolving line of credit.  The investment in YKTG Solutions is discussed in Note 4 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows Used for Financing Activities
During the nine months ended June 30, 2016, we made principal payments of $0.7 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At June 30, 2016, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at June 30, 2016).  Any future borrowings under the revolving credit facility are due at maturity.

We believe that our cash and cash equivalents of $5.1 million at June 30, 2016, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 9, 2016                                                                  /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 9, 2016                                                                  /s/ Scott A. Francis
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