Form 10-K
period 2016-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2016-12-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2016 was $9,984,120.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,134,235 as of November 30, 2016.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2016

PART   I

Item  1. Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”, “We” or “ADDvantage”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the cable television and telecommunications industries, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

In addition to offering a broad range of new products, we also sell surplus-new and refurbished equipment that we purchase in the market as a result of cable or telecommunications operator system upgrades or an overstock in their warehouses.  We maintain one of the industry's largest inventories of new and used equipment, which allows us to expedite delivery of products to our customers.  We also  continually evaluate new product offerings in the broader telecommunications industry as technology in this industry evolves rapidly and will upgrade our product offerings for our customers in order to stay current with their technology platforms. .

Most of our subsidiaries operate technical service centers that service/repair most brands of Cable TV equipment.

Website Access to Reports

Our public website is addvantagetechnologies.com.  We make available, free of charge through the “Investor Relations” section of our website, our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Any material we file with or furnish to the SEC is also maintained on the SEC website (sec.gov).

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

The Cable TV segment sells new, surplus and refurbished cable television equipment to cable television operators (called multiple system operators or “MSOs”) or other resellers that sell to these customers throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment also repairs cable television equipment for various companies.

The Telco segment provides quality new and used telecommunication networking equipment to its world-wide customer base of telecommunications providers and resellers by utilizing its inventory from a broad range of manufacturers as well as other supply channels.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

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

Fiber Products – Fiber products are used to transmit the output of cable system headend to multiple locations using fiber-optic cable.  In this category, we currently offer products including optical transmitters, fiber-optic cable, receivers, couplers, splitters and compatible accessories.  These products convert radio frequencies to light frequencies and launch them on optical fiber.  At each receiver site, an optical receiver is used to convert the signals back to radio frequencies for distribution to subscribers.

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

Test Equipment – Test equipment is used in the set-up, signal testing and maintenance of electronic equipment and the overall support of the cable television system. Test equipment is vital in maintaining the proper function and efficiency of this electronic equipment, which helps to provide high quality video, telephone and high speed data to the end user.

Hardware Equipment – We also inventory and sell to our customers other hardware such as connector and cable products.

We also offer repair services for most brands of cable equipment at our eight service centers.

Telco Segment

We offer our customers a wide range of new and used telecommunication equipment across most major manufacturers consisting primarily of component parts to expand capacity, provide spares or replace non-working components.

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

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2016	2015	2014
United States
Cable TV	$21,936,344	$23,975,197	$25,738,706
Telco (a)	13,693,837	16,031,293	6,533,458
Canada, Central America, Asia, Europe, Mexico, South America and Other
Cable TV	1,055,682	1,418,488	1,465,514
Telco (a)	1,977,401	2,308,642	2,151,014
	$38,663,264	$43,733,620	$35,888,692

(a)  The Telco segment revenues for fiscal year 2014 are from February 28, 2014 through September 30, 2014.

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2016, Cable TV segment sales of new products represented 60% of Cable TV segment revenues and refurbished product sales represented 22%.  Repair and other services contributed the remaining 18% of Cable TV segment revenues.  Telco segment sales of new products represented 6% of Telco segment revenues and refurbished products represented 84%.  Recycle sales and other services contributed the remaining 10% of Telco segment revenues.

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

Suppliers

In fiscal year 2016, the Cable TV segment purchased approximately 31% of its total inventory purchases directly from Arris Solutions and approximately 19% of its total inventory purchases either directly from Cisco or indirectly through Cisco’s primary stocking distributor.  In addition to purchasing inventory from OEMs, this segment also purchases used or surplus-new inventory from MSOs, who have upgraded or are in the process of upgrading their systems, and from other resellers in this industry.

In fiscal year 2016, the Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.  This segment of our business primarily purchases its used inventory from telecommunication companies that have excess equipment on hand or have upgraded their systems or from other resellers in this industry.

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

Working Capital Practices

Working capital practices in our business center on inventory and accounts receivable.  We choose to carry a relatively large volume of inventory due to our on-hand, on-demand business model.  We typically utilize excess cash flows to reinvest in inventory to maintain or expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  In 2016, we decreased our inventory $0.9 million (before excess and obsolescence reserves) due primarily to decreasing our Telco segment inventory $0.6 million in addition to a decreased inventory position in our Cable TV segment.  In 2017, we will be working on further reducing our Telco segment inventory, which should provide further liquidity for our Company.  Our working capital requirements are generally met by cash flows from operations and a bank line of credit, which currently permits borrowings up to $7.0 million.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We sold our equipment and services to approximately 1,300 customers in fiscal year 2016.  We are not dependent on one or a few customers to support our business on an on-going basis.   Sales to our largest customer accounted for approximately 5% of our consolidated sales in fiscal year 2016, while our sales to our largest five customers were 21% of our consolidated sales in fiscal year 2016, three of which were in the Cable TV segment and two were in the Telco segment.

Personnel

At September 30, 2016, we had 178 employees, including 167 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2. Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

Cable TV Segment

•
Broken Arrow, Oklahoma – We own a facility in a suburb of Tulsa consisting of our headquarters, additional offices, warehouse and service center of approximately 100,000 square feet on ten acres, with an investment of $3.3 million, financed by a loan with a remaining balance of $0.9 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.   In 2007, we also constructed a 62,500 square foot

warehouse facility on the rear of our existing property in Broken Arrow, OK, with an investment of $1.6 million, financed with cash flows from operations.

•	Deshler, Nebraska – We own a facility near Lincoln consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – We own a facility in a suburb of Philadelphia consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  We also lease property of approximately 2,000 square feet, with monthly rental payments of $1,467 through December 31, 2016.  We also rent on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

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

•
Suwanee, Georgia – We rent, on a month-to-month basis, a facility in a suburb of Atlanta consisting of an office and service center of approximately 5,000 square feet, with monthly rental payments of $3,060.

•
Phoenix, Arizona – We lease a facility in Phoenix, Arizona consisting of an office, service center and warehouse of approximately 6,300 square feet, with monthly rental payments of $3,690, and $3,815 through May 31, 2017, and 2018, respectively, plus monthly common area operating expenses of approximately $1,500.

•
Kingsport, Tennessee – We lease a facility in Kingsport, Tennessee consisting of office space, warehouse, and service center of approximately 14,000 square feet with monthly rental payments to a Company employee of $4,000 per month through December 31, 2018.

Telco Segment

•
Jessup, Maryland – We lease a facility in a suburb of Baltimore consisting of an office, warehouse, and service center of approximately 88,000 square feet, with monthly rental payments of $42,025 increasing each year by 2.5% through November 30, 2023.

We believe that our current facilities are adequate to meet our needs.

Item 3. Legal Proceedings.

From time to time in the ordinary course of business, we have become a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2016	High	Low

First Quarter	$2.38	$1.30
Second Quarter	$2.07	$1.57
Third Quarter	$2.04	$1.67
Fourth Quarter	$2.31	$1.70

Year Ended September 30, 2015	High	Low

First Quarter	$2.70	$2.24
Second Quarter	$2.49	$2.18
Third Quarter	$2.49	$2.27
Fourth Quarter	$2.40	$2.20

Holders

At November 30, 2016, we had approximately 60 shareholders of record and, based on information received from brokers, there were approximately 1,900 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2016:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	570,000	$2.73	434,211
Equity compensation plans not approved by security holders	0	0	0
Total	570,000	$2.73	434,211

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012

Sales	$38,663	$43,734	$35,889	$28,677	$29,677

Income from operations	$344	$2,576	$1,097	$2,896	$2,619

Income from continuing operations	$294	$1,498	$659	$1,772	$939

Continuing operations earnings per share
Basic	$0.03	$0.15	$0.07	$0.18	$0.09
Diluted	$0.03	$0.15	$0.07	$0.18	$0.09

Total assets	$50,268	$51,687	$53,139	$42,923	$41,971

Long-term obligations inclusive of current maturities	$4,366	$5,240	$6,086	$1,503	$1,687

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

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and refurbished cable television equipment to cable MSOs throughout North America, Central America and South America as well as other resellers who sell to these types of customers.  Our Cable TV segment is a Premier Partner for Cisco’s products, which allows them to sell both video-related and IT-related products in the United States and a leading distributor of Arris broadband products.  The Cable Television segment also distributes products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.  In addition, we also operate technical service centers that offer repair services for our cable MSO customers on most products that we sell.

Telecommunications (“Telco”)

The Company’s Telco segment sells new and used telecommunications networking equipment from a wide range of manufacturers.  We have an extensive stock on hand in order to serve our telecommunications customers.  We primarily resell our inventory in North America, but we have a worldwide customer base.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling program.

Recent Business Developments

Business Strategy

Our Cable TV segment has experienced top-line revenue declines since 2008 due to decreased plant expansions and bandwidth equipment upgrades as a result of lower new housing developments and an overall lower cable television subscriber base.  Therefore, in fiscal year 2012, our Company initiated a growth strategy through both organic growth of our existing Cable TV business and acquisitions, which would diversify our Company into other areas of the telecommunications industry.  For the Cable TV segment, our growth strategy is primarily focused on organic growth in order to gain market share in a shrinking capital equipment expenditure market.  We seek to increase this business segment primarily along three major fronts:  1) expand product offerings among existing OEM vendors, 2) add additional vendors to our product offering mix, 3) expand our sales force, and 4) expand our service center operations.  In fiscal year 2016, we hired additional sales people with expertise in our industry and in new product offerings.  In addition, in fiscal year 2016 we acquired a service center in Kingsport, Tennessee, which expanded our geographic footprint in the southeast portion of the United States.  We believe these changes will position us well as we begin fiscal year 2017.

Our Telco segment was formed when we acquired Nave Communications in February 2014 as part of our growth acquisition strategy.  In fiscal year 2016, this segment did not perform to our expectations due to a general weakness in the telecommunication’s market it primarily serves.  In addition, we established a reserve in fiscal year 2016 for slow-moving and obsolete inventory for this segment, which decreased its overall operating results.  This segment has several initiatives in place to grow its top-line revenue and operating results including expanding our sales force, expanding our end-user customer base, expanding the capacity of our recycling program and testing our used inventory equipment prior to sale to our end user customers.

As part of our on-going acquisition growth strategy, in fiscal 2016, we engaged an investment banker to help us identify a strategic acquisition in the broader telecommunications industry.  Subsequent to September 30, 2016, the Company acquired substantially all the assets of Triton Miami, Inc. (“Triton Miami”), a provider of new and refurbished enterprise networking products, including desktop phones, enterprise switches and wireless routers.  This acquisition further diversifies our Company into the broader telecommunications industry, and we believe that there are many areas where Triton Miami is complementary in nature to our existing business.  The Company has formed a new subsidiary called ADDvantage Triton, LLC (“Triton”).  Under the terms of the asset purchase agreement, the Company purchased Triton Miami’s assets for $6.6 million in cash and $2.0 million of deferred payments over the next three years.  In addition, the Company will also make payments to the Triton Miami owners, if they have not resigned from Triton, over the next three years equal to 60% of Triton’s annual EBITDA in excess of $1.2 million per year.  The Company will recognize the payments ratably over the three year period as compensation expense.  All members of the Triton Miami management team are now employed by Triton and remain in the same roles they held at Triton Miami.  We believe that this acquisition will be immediately accretive to our overall operating results.

Investment in YKTG Solutions, LLC (“YKTG Solutions”)

On March 10, 2016, the Company announced that it entered into a joint venture, YKTG Solutions, which will support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions, certified as a minority-based enterprise, is owned 51% by YKTG, LLC and 49% by the Company. The joint venture is governed by an operating agreement for completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.

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

Results of Operations

Year Ended September 30, 2016, compared to Year Ended September 30, 2015 (all references are to fiscal years)

Consolidated

Consolidated sales decreased $5.0 million before the impact of intersegment sales, or 12%, to $38.7 million for 2016 from $43.7 million for 2015.  The decrease in sales was due to a decrease in both the Cable TV and Telco segments of $2.4 million and $3.0 million, respectively.

Consolidated gross profit decreased $2.9 million, or 19%, to $12.4 million for 2016 from $15.3 million for 2015.  The decrease in gross profit was due to a decrease in both the Cable TV and Telco segments of $0.3 million and $2.6 million, respectively.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.6 million, or 5%, to $12.1 million for 2016 compared to $12.7 million for 2015.  This decrease was primarily due to decreased expenses of the Telco segment of $1.1 million, partially offset by an increase in Cable TV segment expenses of $0.5 million.

Other income and expense consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses), and interest expense related to our notes payable.  Other income, which represents our fee for our role in the YKTG Solutions projects, was $0.5 million for 2016.  Equity losses related to the YKTG Solutions investment totaled $0.2 million.  The decommission work on cell tower sites in the northeast on behalf of a major U.S. wireless provider incurred an equity loss of $0.5 million for 2016.  This equity loss was partially offset by  another project with a major U.S. telecommunications provider, which generated  equity earnings of $0.3 million.  Interest expense decreased $0.1 million to $0.2 million for 2016 from $0.3 million for the same period last year.

The provision for income taxes from continuing operations decreased by $0.6 million to $0.2 million, or an effective rate of 38%, for 2016 from $0.8 million, or an effective rate of 34%, for the same period last year.

Segment results

Cable TV

Sales for the Cable TV segment decreased $2.4 million, or 9%, to $23.0 million for the year ended September 30, 2016 from $25.4 million for the same period last year.  The decrease in sales was primarily due to a decrease of $3.4 million in new equipment sales, partially offset by an increase of $0.3 million and $0.7 million in refurbished equipment sales and repair service revenues, respectively.

Gross profit decreased $0.2 million, or 3%, to $7.8 million for the year ended September 30, 2016 from $8.0 million for the same period last year.  Gross margin was 34% for 2016 and 32% for 2015.  The increase in gross margin was primarily due to higher gross margins on refurbished equipment sales.

Operating, selling, general and administrative expenses increased $0.5 million, or 8%, to $6.3 million for the year ended September 30, 2016 from $5.8 million for the same period last year.  The increase was due primarily to increased personnel costs primarily related to the acquisition of the net operating assets of Advantage Solutions, LLC.

Telco

Sales for the Telco segment decreased $3.0 million, or 16%, to $15.8 million for the year ended September 30, 2016 from $18.8 million for the same period last year.  The decrease in sales resulted from a decrease in used equipment sales of $4.1 million, partially offset by an increase in new equipment sales and recycling revenue of $1.0 million and $0.1 million, respectively.  The decrease in sales was due in part to the absence of $2.3 million in used equipment sales to an end-user customer in fiscal year 2015.  In addition, we believe that the decreased sales volume in 2016 was due to delays in capital expenditures from our major customers due to weak economic conditions and budgetary constraints in the first quarter of fiscal year 2016.

Gross profit decreased $2.6 million, or 36%, to $4.7 million for the year ended September 30, 2016 from $7.3 million for the same period last year.  Gross margin was 30% for 2016 and 39% for 2015.  The decrease in the gross margin was primarily due to lower margins on recycling revenue as a result of lower commodity prices and increased costs of products being recycled.  In addition, in 2016, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company recorded a $0.4 million charge, which increased cost of sales for the year ended September 30, 2016, to allow for obsolete and excess inventory.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or market reserve of $0.2 million for inventories that have a cost in excess of estimated market value.

Operating, selling, general and administrative expenses decreased $1.1 million, or 17%, to $5.8 million for the year ended September 30, 2016 from $6.9 million for the same period last year.  The decrease in expenses was primarily due to lower earn-out payments related to the Nave Communications acquisition in March 2016 as compared to March 2015, which were $0.2 million and $0.7 million, respectively.  In addition, personnel costs decreased $0.3 million.  In March 2016, we made our second annual earn-out payment for $0.2 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make the third and final Nave Earn-out payment in March 2017, which we estimate will be less than $0.3 million.

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

A reconciliation by segment of income (loss) from operations to EBITDA follows:

	Year Ended September 30, 2016			Year Ended September 30, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$1,478,676	$(1,134,815)	$343,861	$2,210,414	$365,796	$2,576,210
Depreciation	322,076	99,874	421,950	296,876	111,827	408,703
Amortization	−	825,804	825,804	−	825,805	825,805
EBITDA (a)	$1,800,752	$(209,137)	$1,591,615	$2,507,290	$1,303,428	$3,810,718

(a)	The Telco segment includes earn-out expenses of $0.2 and $0.7 million for the year ended September 30, 2016 and 2015, respectively, related to the acquisition of Nave Communications.

Year Ended September 30, 2015, compared to Year Ended September 30, 2014

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

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.2 million, or 21%, to $12.7 million for 2015 compared to $10.5 million for 2014.  This increase was primarily due to increased expenses of the Telco segment of $2.7 million, which was a result of the Nave Communications acquisition, offset by a decrease in the Cable TV segment expenses of $0.5 million.

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

Operating, selling, general and administrative expenses decreased $0.5 million, or 7%, to $5.8 million for the year ended September 30, 2015 from $6.3 million for the same period last year.  The decrease was primarily due to lower allocations of corporate overhead to this segment of $0.3 million and lower payroll-related costs of $0.2 million.

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

Operating, selling, general and administrative expenses increased $2.7 million, or 63%, to $6.9 million for the year ended September 30, 2015 from $4.2 million for the same period last year.  The increase in expenses was primarily due to the acquisition of Nave Communications.  In addition, these expenses included $0.7 million and $0.4 million for 2015 and 2014, respectively, for earn-out payments related to the Nave Communications acquisition.  In March 2015, we made our first of three earn-out payments for $0.7 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million for the twelve month period ending February 28, 2015.  Also, in 2014, these expenses included $0.6 million of direct costs in connection with the acquisition of Nave Communications, which did not recur.

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

A reconciliation by segment of income (loss) from operations to EBITDA follows:

	Year Ended September 30, 2015			Year Ended September 30, 2014
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$2,210,414	$365,796	$2,576,210	$1,492,100	$(395,001)	$1,097,099
Depreciation	296,876	111,827	408,703	293,353	66,926	360,279
Amortization	−	825,805	825,805	−	481,722	481,722
EBITDA (a)	$2,507,290	$1,303,428	$3,810,718	$1,785,453	$153,647	$1,939,100

(a)	The Telco segment for the year ended September 30, 2014 includes acquisition-related costs of $0.6 million related to the acquisition of Nave Communications.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We generally finance our operations primarily through cash flows provided by operations, and we have a bank line of credit of up to $7.0 million in availability.  During 2016, we generated $3.5 million of cash flows from operations. The cash flows from operations was favorably impacted by a $0.9 million reduction in inventory due primarily to decreasing our inventory position in the Telco segment.  The cash flows from operations was unfavorably impacted by a $0.6 million increase in income tax receivable.  The increase in income tax receivable was due primarily to changes in our tax estimates due largely to our inventory position and investment in YKTG Solutions at the end of 2016.

In March 2016, we made our second annual earn-out payment for $0.2 million, which was equal to 70% of Nave Communications’ annual adjusted EBITDA in excess of $2.0 million per year (“Nave Earn-out”).  We will make the third and final Nave Earn-out payment in March 2017, which we estimate will be less than $0.3 million.

Cash Flows Used in Investing Activities

During 2016, cash used in investing activities was $4.3 million.  In March 2016, we paid $1.0 million for the second of three annual installment payments to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  The deferred consideration, which consisted of $3.0 million to be paid in equal annual installments over the three years, is recorded at its present value of $1.0 million at September 30, 2016.

On December 31, 2015, we acquired the net operating assets of a business for $0.2 million.  The acquisition is discussed in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

During 2016, we funded YKTG Solutions, pursuant to a revolving line of credit between the Company and YKTG Solutions, for $2.8 million.  We plan to fund future advances to YKTG Solutions utilizing our cash flows from operations or our revolving line of credit.  The investment in YKTG Solutions is discussed in Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Cash Flows Used in Financing Activities

During 2016, cash used in financing activities was $0.9 million.  We made principal payments of $0.9 million on our two term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.

At September 30, 2016, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory less any outstanding term loans is available to us under the revolving credit facility ($7.0 million at September 30, 2016).  Any future borrowings under the revolving credit facility are due at maturity.

Subsequent to September 30, 2016, ADDvantage entered into a third term loan for $4.0 million under the Credit and Term Loan Agreement in connection with the asset acquisition of Triton Miami on October 14, 2016 (see Note 2).  The $4.0 million term loan is due on October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%. This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  This additional term loan has not materially impacted our availability under our credit facility as the Triton Miami asset acquisition contributed additional assets to our borrowing base.

We believe that our cash and cash equivalents of $4.5 million at September 30, 2016, cash flows from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2016 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

General

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.  The most significant estimates and assumptions are discussed below.

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

Our inventories consist of new and used electronic components for the cable and telecommunications industry.  Inventory is stated at the lower of cost or market, with cost determined using the weighted-average method.  At September 30, 2016, we had total inventory, before the reserve for excess and obsolete inventory, of $24.1 million, consisting of $15.1 million in new products and $9.0 million in used or refurbished products.

For the Cable TV segment, our reserve at September 30, 2016 for excess and obsolete inventory was $2.2 million, which reflects an increase to the reserve of $0.6 million.  In addition, in 2016, we wrote down, against this reserve, the carrying value for certain inventory items by approximately $1.1 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.  Therefore, for fiscal years ended September 30, 2015 and 2014, there were no charges recorded to allow for obsolete inventory.  However, in fiscal year ended September 30, 2016, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company recorded a $0.4 million reserve, which increased cost of sales for the fiscal year ended September 30, 2016, to allow for obsolete and excess inventory.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or market write-off of $0.2 million for inventories that have a cost in excess of estimated market value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at September 30, 2016 and September 30, 2015.   At September 30, 2016, accounts receivable, net of allowance for doubtful accounts, was $4.3 million.

Note Receivable Valuation

Included in Investment in and loans to equity method investee as of September 30, 2016 is a note receivable from the Company's joint venture partner, YKTG Solutions, of $3.0 million.  To date, this joint venture has incurred operating losses totaling $0.4 million and, as of September 30, 2016, the total assets of the joint venture are less than the amount it owes to ADDvantage.  Management judgements and estimates are made in connection with collection of the note receivable from the joint venture.  Specifically, we analyzed the income statement forecast of the joint venture project to determine if this project will ultimately be profitable, and therefore, be able to satisfy its obligations to ADDvantage.  In addition, in the event the joint venture can not satisfy its obligations to ADDvantage, ADDvantage has a guarantee agreement with the joint venture partners.  As of September 30, 2016, we believe that the note receivable from the joint venture is fully collectible.  If the financial condition of the joint venture deteriorates, resulting in an inability to satisfy its obligation to ADDvantage, a provision for doubtful accounts for this note receivable to the joint venture may be required.

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

We performed our annual impairment test for both reporting units in the fourth quarter of 2016 and determined that the fair value of our reporting units exceeded their carrying values.  Therefore, no impairment existed as of September 30, 2016.

We did not record a goodwill impairment for either of our two reporting units in the three year period ended September 30, 2016.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of each reporting unit also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with Accounting Standards Codification (“ASC”) 360-10-15, “Impairment or Disposal of Long-Lived Assets.”  ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.  Based on management’s initial assessment of ASU 2014-09, management does not expect that ASU No. 2014-09 will have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16: “Business Combinations (Topic 805)”.  This guidance was issued to amend existing guidance related to measurement period adjustments associated with a business combination.  The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined, including any cumulative charge to earnings in the current period.  The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments.  The guidance is effective for annual periods beginning after December 15, 2015 and early adoption is permitted.  Management has adopted ASU No. 2015-16 and as of September 30, 2016 it has not had an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17: “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the presentation of deferred income taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The effective date of ASU No. 2015-17 is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Management decided to early adopt ASU No. 2015-17.  Prior periods were retrospectively adjusted.

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

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-15 will have on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ADDvantage Technologies Group, Inc.

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2016.  Our audits of the consolidated financial statements also included the financial statement schedules of ADDvantage Technologies Group, Inc., listed in Item 15(a).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ HOGANTAYLOR LLP

December 13, 2016
Tulsa, Oklahoma

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$4,508,126	$6,110,986
Accounts receivable, net of allowance for doubtful accounts of $250,000	4,278,855	4,286,377
Income tax receivable	480,837	−
Inventories, net of allowance for excess and obsolete
inventory of $2,570,868 and $2,756,628, respectively	21,524,919	23,600,996
Prepaid expenses	323,289	153,454
Total current assets	31,116,026	34,151,813

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,833,230	3,415,164
Leasehold improvements	151,957	151,957
Total property and equipment, at cost	11,203,865	10,785,799
Less: Accumulated depreciation	(4,993,102)	(4,584,796)
Net property and equipment	6,210,763	6,201,003

Investment in and loans to equity method investee	2,588,624	–
Intangibles, net of accumulated amortization	4,973,669	5,799,473
Goodwill	3,910,089	3,910,089
Deferred income taxes	1,333,000	1,490,000
Other assets	135,988	134,678

Total assets	$50,268,159	$51,687,056

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,857,953	$1,784,482
Accrued expenses	1,324,652	1,358,681
Income tax payable	–	122,492
Notes payable – current portion	899,603	873,752
Other current liabilities	963,127	982,094
Total current liabilities	5,045,335	5,121,501

Notes payable, less current portion	3,466,358	4,366,130
Other liabilities	131,410	1,064,717
Total liabilities	8,643,103	10,552,348

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,634,893 and 10,564,221 shares issued, respectively; 10,134,235 and 10,063,563 shares outstanding, respectively	106,349	105,642
Paid in capital	(4,916,791)	(5,112,269)
Retained earnings	47,435,512	47,141,349
Total shareholders’ equity before treasury stock	42,625,070	42,134,722

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,625,056	41,134,708

Total liabilities and shareholders’ equity	$50,268,159	$51,687,056

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2016	2015	2014
Sales	$38,663,264	$43,733,620	$35,888,692
Cost of sales	26,222,381	28,434,731	24,283,236
Gross profit	12,440,883	15,298,889	11,605,456
Operating, selling, general and administrative expenses	12,097,022	12,722,679	10,508,357
Income from operations	343,861	2,576,210	1,097,099
Other income (expense):
Other income	459,636	−	–
Interest income	90,686	−	–
Loss from equity method investment	(184,996)	−	–
Interest expense	(236,024)	(305,310)	(217,910)
Total other income (expense), net	129,302	(305,310)	(217,910)

Income before income taxes	473,163	2,270,900	879,189
Provision for income taxes	179,000	773,000	220,000
Income from continuing operations	294,163	1,497,900	659,189

Discontinued operations:
Loss from discontinued operations, net of tax	−	−	(36,211)
Loss on sale of discontinued operations, net of tax	−	−	(629,835)
Discontinued operations, net of tax	−	−	(666,046)

Net income (loss)	$294,163	$1,497,900	$(6,857)

Earnings (loss) per share:
Basic
Continuing operations	$0.03	$0.15	$0.07
Discontinued operations	−	−	(0.07)
Net income (loss)	$0.03	$0.15	$(0.00)
Diluted
Continuing operations	$0.03	$0.15	$0.07
Discontinued operations	−	−	(0.07)
Net income (loss)	$0.03	$0.15	$(0.00)
Shares used in per share calculation:
Basic	10,107,483	10,055,052	10,021,431
Diluted	10,111,545	10,055,052	10,049,440

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2016, 2015 and 2014

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2013	10,499,138	$104,991	$(5,578,500)	$45,650,306	$(1,000,014)	$39,176,783

Net loss	–	–	–	(6,857)	–	(6,857)
Restricted stock issuance	42,726	428	135,572	–	–	136,000
Share based compensation expense	–	–	130,047	–	–	130,047

Balance, September 30, 2014	10,541,864	$105,419	$(5,312,881)	$45,643,449	$(1,000,014)	$39,435,973

Net income	–	–	–	1,497,900	–	1,497,900
Restricted stock, net of forfeited	22,357	223	58,944	–	–	59,167
Share based compensation expense	–	–	141,668	–	–	141,668

Balance, September 30, 2015	10,564,221	$105,642	$(5,112,269)	$47,141,349	$(1,000,014)	$41,134,708

Net income	–	–	–	294,163	–	294,163
Restricted stock issuance	70,672	707	121,794	–	–	122,501
Share based compensation expense	–	–	73,684	–	–	73,684

Balance, September 30, 2016	10,634,893	$106,349	$(4,916,791)	$47,435,512	$(1,000,014)	$41,625,056

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2016		2015		2014
Operating Activities
Net income (loss)		$294,163		$1,497,900	$(6,857)
Net loss from discontinued operations		−		−	(666,046)
Net income from continuing operations		294,163		1,497,900	659,189
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation		421,950		408,703	360,279
Amortization		825,804		825,805	481,722
Allowance for doubtful accounts		–		50,000	−
Provision for excess and obsolete inventories		951,282		600,000	601,351
(Gain) loss on disposal of property and equipment		(2,000)		30,652	−
Deferred income tax provision (benefit)		157,000		(341,000)	(276,000)
Share based compensation expense		192,213		239,613	212,436
Loss from equity method investment		184,996		–	–
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable		115,479		2,057,203	(2,351,459)
Income tax receivable\payable		(603,329)		342,596	38,686
Inventories		1,140,895		(1,420,473)	(2,188,205)
Prepaid expenses		(165,863)		(17,359)	(14,753)
Other assets		(1,310)		(3,250)	−
Accounts payable		15,514		(1,096,279)	(78,670)
Accrued expenses		13,697		(330,544)	838,479
Net cash provided by (used in) operating activities − continuing operations		3,540,491		2,843,567	(1,716,945)
Net cash provided by operating activities − discontinued operations		−		−	280,462
Net cash provided by (used in) operating activities		3,540,491		2,843,567	(1,436,483)

Investing Activities
Acquisition of net operating assets, net of cash acquired		(178,000)		−	(9,630,647)
Guaranteed payments for acquisition of business		(1,000,000)		(1,000,000)	−
Investments in and loans to equity method investee		(3,040,839)		–	−
Distributions from equity method investee		267,219		–	−
Purchases of property and equipment		(317,810)		(172,649)	(43,977)
Net cash used in investing activities – continuing operations		(4,269,430)		(1,172,649)	(9,674,624)
Net cash provided by investing activities − discontinued operations		−		−	3,413,001
Net cash used in investing activities		(4,269,430)		(1,172,649)	(6,261,623)

Financing Activities
Proceeds on notes payable		−		−	5,000,000
Payments on notes payable		(873,921)		(846,029)	(492,522)
Net cash provided by (used in) financing activities		(873,921)		(846,029)	4,507,478

Net increase (decrease) in cash and cash equivalents		(1,602,860)		824,889	(3,190,628)
Cash and cash equivalents at beginning of year		6,110,986		5,286,097	8,476,725
Cash and cash equivalents at end of year		$4,508,126		$6,110,986	$5,286,097

Supplemental cash flow information:
Cash paid for interest		$195,086		$245,051	$126,659
Cash paid for income taxes		$597,200		$944,000	$62,000

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$	−	$	−	$(2,744,338)

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Organization and basis of presentation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company”) as well as an equity-method investment.  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Cable Television (“Cable TV”) and Telecommunications (“Telco”).

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

Inventories

Inventories consist of new and used electronic components for the Cable TV segment and new and used telecommunications networking equipment for the Telco segment.  Inventory is stated at the lower of cost and net realizable value.  Cost is determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  For the Cable TV and Telco segment, the Company records an inventory reserve provision to reflect inventory at its estimated net realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment, and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation expense was $0.4 million for each of the years ended September 30, 2016, 2015 and 2014.

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

The goodwill analysis is a two-step process.  Goodwill is first evaluated for impairment by comparing management’s estimate of the fair value for each of the reporting units with the reporting unit’s carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess.  Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of its reporting units.  Judgments and assumptions are inherent in the estimate of future cash flows used to determine the estimate of the reporting unit’s fair value.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements.  At September 30, 2016 and 2015, the estimated fair value of our reporting unit exceeded its carrying value, so goodwill was not impaired.

Intangible assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with Accounting Standards Codification (“ASC”) 360-10-15, “Impairment or Disposal of Long-Lived Assets.”  ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

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

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.2 million, $0.1 million and $0.1 million for the years ended September 30, 2016, 2015 and 2014, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs in-depth credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2016, 2015 or 2014 that contributed in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based) customers were approximately $3.0 million, $3.7 million and $3.6 million for the years ended September 30, 2016, 2015 and 2014, respectively.  In 2016, the Cable TV segment purchased approximately 31% of its inventory from Arris Solutions, Inc. and approximately 19% of its inventory either directly from Cisco or indirectly through their primary stocking distributor.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.  The Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to their short maturities.

Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a consistent framework for measuring fair value and establishes a fair value hierarchy based on the observability of inputs used to measure fair value.  The three levels of the fair value hierarchy are as follows:

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

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.  Based on management’s initial assessment of ASU 2014-09, management does not expect that ASU No. 2014-09 will have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16: “Business Combinations (Topic 805)”.  This guidance was issued to amend existing guidance related to measurement period adjustments associated with a business combination.  The new standard requires the Company to recognize measurement period adjustments in the reporting period in which the adjustments are determined, including any cumulative charge to earnings in the current period.  The amendment removes the requirement to adjust prior period financial statements for these measurement period adjustments.  The guidance is effective for annual periods beginning after December 15, 2015 and early adoption is permitted.  Management has adopted ASU No. 2015-16 and as of September 30, 2016 it has not had an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17: “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” This guidance was issued to simplify the presentation of deferred income taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The effective date of ASU No. 2015-17 is for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods with earlier application permitted.  Management has decided to early adopt ASU No. 2015-17.  Prior periods were retrospectively adjusted (see Note 6).

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

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-15 will have on the Company’s consolidated financial statements.

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

The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date. The following table summarizes the purchase price allocation:

Assets acquired:
Accounts receivable	$107,957
Refurbished inventory	16,100
Fixed assets - equipment	111,900
Liabilities assumed:
Current liabilities	(57,957)
Net assets acquired	$178,000

Subsequent to September 30, 2016, the Company acquired substantially all the assets of Triton Miami, Inc. (“Triton Miami”), a provider of new and refurbished enterprise networking products, including desktop phones, enterprise switches and wireless routers.  This acquisition is part of our overall growth strategy in that it further diversifies our Company into the broader telecommunications industry.  The Company formed a new subsidiary called ADDvantage Triton, LLC (“Triton”).  Under the terms of the asset purchase agreement, the Company purchased Triton Miami’s assets for $6.6 million in cash and $2.0 million of deferred payments over the next three years.  In addition, the Company will also make payments to the Triton Miami owners, if they have not resigned from Triton, over the next three years equal to 60% of Triton’s annual EBITDA in excess of $1.2 million per year.  The Company will recognize the payments ratably over the three year period as compensation expense.  The purchase price will be allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date.  Any remaining amount will be recorded as goodwill.  The acquisition occurred on October 14, 2016, and the Company is still determining the initial purchase price allocation.

Note 3 – Inventories

Inventories at September 30, 2016 and 2015 are as follows:

	2016	2015
New:
Cable TV	$15,087,495	$16,255,487
Refurbished:
Cable TV	3,383,079	3,676,132
Allowance for excess and obsolete inventory	(2,219,586)	(2,756,628)
Telco	5,625,213	6,426,005
Allowance for excess and obsolete inventory	(351,282)	–

	$21,524,919	$23,600,996

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

 The Company regularly reviews the Cable TV and Telco segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the fiscal years ended September 30, 2016, 2015 and 2014, by approximately $0.6 million, respectively.

For the Telco segment, any obsolete and excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, in fiscal year ended September 30, 2016, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company recorded a $0.4 million reserve, which increased cost of sales for the fiscal year ended September 30, 2016, to allow for obsolete and excess inventory.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or market charge for the fiscal year ended September 30, 2016 of $0.2 million for inventories that have a cost in excess of estimated market value.  For fiscal years ended September 30, 2015 and 2014, there was not a reserve recorded for obsolete and excess inventory.

Note 4 – Investment In and Loans to Equity Method Investee

On March 10, 2016, the Company announced that it entered into a joint venture, YKTG Solutions, LLC (“YKTG Solutions”), which will support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by the Company, and YTKG Solutions is certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.  The Company accounts for its investment in YKTG Solutions using the equity-method of accounting.

For its role in the decommission project, the Company earns a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the Company and YKTG Solutions by providing a revolving line of credit.  The line of credit is for $4.0 million and is secured by all of the assets of YKTG Solutions, YKTG, LLC and the personal guarantees by the owners of YKTG, LLC.  The line of credit accrues interest at a fixed interest rate of 12% and is paid monthly.  At September 30, 2016, the amount outstanding under this line of credit was $3.0 million.  The management fee encompasses any interest earned on outstanding advances under the line of credit.

During the year ended September 30, 2016, the Company recognized management fees of $0.5 million as other income and $0.1 million as interest income in the Consolidated Statements of Operations related to the Company’s participation in projects and the financing provided.

The Company’s carrying value in YKTG Solutions is reflected in investment in and loans to equity method investee in the Consolidated Balance Sheets.  During the year ended September 30, 2016, the Company advanced YKTG Solutions $2.8 million, net of equity distributions of $0.3 million, and recorded a net loss from the equity method of investment of $0.2 million, which resulted in the $2.6 million carrying value at September 30, 2016.  At September 30, 2016, the Company's total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was approximately $4.0 million, which represents the Company’s equity investment and available and outstanding line of credit with this entity.  To help mitigate the risks associated with funding of the decommission project, the Company has obtained credit insurance for qualifying YKTG Solutions accounts receivable outstanding arising from the decommission project.  In addition, in July 2016, YKTG Solutions entered into a $2.0 million surety payment bond whereby the Company and YKTG, LLC will be guarantors under the surety payment bond.

Note 5 – Intangible Assets
Intangible assets with finite useful lives and their associated accumulated amortization amounts at September 30, 2016 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(1,099,721)	$3,157,279
Technology – 7 years	1,303,000	(480,866)	822,134
Trade name – 10 years	1,293,000	(334,023)	958,977
Non-compete agreements – 3 years	254,000	(218,721)	35,279

Total intangible assets	$7,107,000	$(2,133,331)	$4,973,669

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

The intangible assets with their associated accumulated amortization amounts at September 30, 2015 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(674,023)	$3,582,977
Technology – 7 years	1,303,000	(294,725)	1,008,275
Trade name – 10 years	1,293,000	(204,724)	1,088,276
Non-compete agreements – 3 years	254,000	(134,055)	119,945

Total intangible assets	$7,107,000	$(1,307,527)	$5,799,473

Amortization expense was $0.8 million, $0.8 million and $0.5 million for the years ended September 30, 2016, 2015 and 2014, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

2017	$776,421
2018	741,143
2019	741,143
2020	741,143
2021	632,561
Thereafter	1,341,258

Total	$4,973,669

Note 6 – Income Taxes
The provision (benefit) for income taxes for the years ended September 30, 2016, 2015 and 2014 consists of:

	2016	2015	2014
Continuing operations:
Current	$22,000	$1,114,000	$496,000
Deferred	157,000	(341,000)	(276,000)
	179,000	773,000	220,000
Discontinued operations – current	−	−	(385,000)
Total provision (benefit) for income taxes	$179,000	$773,000	$(165,000)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2016, 2015 and 2014:

	2016	2015	2014
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	(4.4)%	2.1%	5.7%
Net operating loss	−	(4.0%)	(10.2%)
Return to accrual adjustment	1.5%	(3.0%)	1.0%
Additional state tax deduction for federal taxes	−	−	(5.6%)
Charges without tax benefit	6.8%	1.6%	3.9%
Tax credits and other exclusions	(0.1%)	3.3%	(3.8%)

Company’s effective tax rate	37.8%	34.0%	25.0%

The charges without tax benefit rate for fiscal year 2016 includes, among other things, the impact of officer life insurance and nondeductible meals and entertainment.  The tax credits and other exclusions rate for fiscal year 2016 includes, among other things, the impact of deferred taxes resulting from intangible and goodwill basis differences.

The tax effects of temporary differences related to deferred taxes at September 30, 2016 and 2015 consist of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$281,000	$236,000
Accounts receivable	97,000	96,000
Inventory	1,269,000	1,319,000
Intangibles	351,000	215,000
Accrued expenses	169,000	266,000
Stock options	226,000	212,000
Other	76,000	28,000
	2,469,000	2,372,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	926,000	832,000
Investment in equity method investee	143,000	–
Other	67,000	50,000

Net deferred tax asset	$1,333,000	$1,490,000

The Company early adopted ASU 2015-17: “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” (see Note 1).  Therefore, the above net deferred tax asset is presented in the Company’s consolidated balance sheets at September 30, 2016 and 2015 as a noncurrent deferred tax asset.  For the fiscal year ended September 30, 2015, the $286,000 noncurrent deferred tax liability was combined with the $1,776,000 current deferred tax asset which resulted in a noncurrent deferred tax asset of $1,490,000.

Utilization of the Company’s net operating loss carryforward, totaling approximately $0.7 million at September 30, 2016, to reduce future taxable income is limited to an annual deductible amount of approximately $0.3 million.  The net operating loss carryforward expires in varying amounts in 2020 and 2036.

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
Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2013.

Note 7 – Accrued Expenses

Accrued expenses at September 30, 2016 and 2015 are as follows:

	2016	2015
Employee costs	$1,123,940	$856,078
Nave Communications earn-out	−	290,455
Taxes other than income tax	120,455	116,442
Interest	13,836	16,085
Other, net	66,421	79,621

	$1,324,652	$1,358,681

Note 8 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  At September 30, 2016, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  One outstanding term loan has an outstanding balance of $1.0 million at September 30, 2016 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (1.92% at September 30, 2016) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan was entered into as a result of the acquisition of Nave Communications for $5.0 million.  This term loan has an outstanding balance of $3.4 million at September 30, 2016 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%. This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Subsequent to September 30, 2016, ADDvantage entered into a third term loan for $4.0 million under the Credit and Term Loan Agreement as a result of the acquisition of Triton Miami on October 14, 2016 (see Note 2).  The $4.0 million term loan is due on October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%. This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Capital Lease Obligations

The Company has two capital lease obligations related to machinery and equipment totaling $20 thousand at September 30, 2016 with monthly principal and interest payments of $2,069.  The capital lease obligations are due on June 20, 2017 and September 20, 2017.

The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2017	$899,603
2018	908,859
2019	2,143,601
2020	184,008
2021	184,008
Thereafter	45,882

Total	$4,365,961

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement with its primary financial lender.  At September 30, 2016, the Company had no amount outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.28% at September 30, 2016), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 31, 2017.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory less any outstanding term loans. Under these limitations, the Company’s total Line of Credit borrowing base was $7.0 million at September 30, 2016.  Among other financial covenants, the Line of Credit agreement provides that the Company must maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Fair Value of Debt

The carrying value of the Company’s variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second term loan was approximately $3.4 million as of September 30, 2016.

Note 9 – Stock-Based Compensation and Preferred Stock
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At September 30, 2016, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 434,211 shares were available for future grants.

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
A summary of the status of the Company's stock options at September 30, 2016 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2015	535,000	$2.88
Granted	50,000	$1.75
Exercised	−	$–	$0
Expired	(10,000)	$5.78
Forfeited	(5,000)	$3.00
Outstanding at September 30, 2016	570,000	$2.73	$0
Exercisable at September 30, 2016	403,334	$2.81	$0

There were no options exercised for the years ended September 30, 2016, 2015 and 2014.

Information about the Company’s outstanding and exercisable stock options at September 30, 2016 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$1.750	50,000	0	9.6 years
$3.210	200,000	133,334	7.5 years
$2.450	250,000	200,000	5.5 years
$3.001	60,000	60,000	1.9 years
$3.450	10,000	10,000	0.4 years
	570,000	403,334

The Company granted nonqualified stock options of 50,000 shares for the year ended September 30, 2016.  No nonqualified stock options were granted in 2015.  The Company granted nonqualified stock options totaling 200,000 shares for fiscal year ended September 30, 2014.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2016 and 2014 stock option grants are as follows:

	2016	2014
Estimated fair value of options at grant date	$34,350	$244,400
Black-Scholes model assumptions:
Average expected life (years)	6	6
Average expected volatile factor	38%	34%
Average risk-free interest rate	1.75%	2.79%
Average expected dividends yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Fiscal year 2012 grant	$17,417	$33,044	$55,369
Fiscal year 2014 grant	47,522	108,624	74,678
Fiscal year 2016 grant	8,745	–	–

Total compensation expense	$73,684	$141,668	$130,047

The Company records compensation expense over the vesting term of the related options.  At September 30, 2016, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $44,536.

Restricted stock

The Company granted restricted stock in March 2016, 2015 and 2014 to its Board of Directors and a Company officer totaling 62,874, 31,915 shares and 19,050 shares, respectively. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  For the shares granted in March 2015 and March 2014, a director resigned from the Board of Directors prior to the expiration of the respective holding period, so their individual share grant of 6,383 shares and 3,175 shares for 2015 and 2014, respectively, was forfeited.  The fair value of the shares upon issuance totaled $105,000, $60,000 and $60,000 for the 2016, 2015 and 2014 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in December 2015 and October 2015 to two new Directors totaling 3,333 and 4,465 shares, respectively which were valued at market value on the date of the grants.  The holding restriction on these shares expired the first week of March 2016.  The fair value of the shares issued December 2015 and October 2015 totaled $7,500 and $10,000, respectively and was amortized over the holding period as compensation expense.

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

Compensation expense related to restricted stock recorded for the years ended September 30, 2016, 2015 and 2014 is as follows:
	2016		2015	2014
Fiscal year 2013 grant	$	−	$–	$29,167
Fiscal year 2014 grant		14,779	58,778	53,222
Fiscal year 2015 grant		25,000	39,167	−
Fiscal year 2016 grant		78,750	−	–

		$118,529	$97,945	$82,389

Note 10 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.3 million, $0.3 million and $0.2 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Note 11 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2016, 2015 and 2014 are:

	2016	2015	2014
Income from continuing operations	$294,163	$1,497,900	$659,189
Discontinued operations, net of tax	−	−	(666,046)
Net income (loss) attributable to common shareholders	$294,163	$1,497,900	$(6,857)

Basic weighted average shares	10,107,483	10,055,052	10,021,431
Effect of dilutive securities:
Stock options	4,062	−	28,009
Diluted weighted average shares	10,111,545	10,055,052	10,049,440

Earnings (loss) per common share:
Basic
Continuing operations	$0.03	$0.15	$0.07
Discontinued operations	−	−	(0.07)
Net income (loss)	$0.03	$0.15	$(0.00)
Diluted
Continuing operations	$0.03	$0.15	$0.07
Discontinued operations	−	−	(0.07)
Net income (loss)	$0.03	$0.15	$(0.00)

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year, or their effect would be anti-dilutive.

	2016	2015	2014
Stock options excluded	520,000	535,000	310,000
Weighted average exercise price of
stock options	$2.83	$2.88	$3.37
Average market price of common stock	$1.90	$2.38	$2.76

Note 12 – Related Parties

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 22%, respectively, of the Company’s outstanding common stock at September 30, 2016.

Note 13 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Arizona, Georgia, Maryland, North Carolina, Pennsylvania, and Tennessee.  The terms on its operating leases vary and contain renewal options or are rented on a month-to-month basis.  Rental payments associated with leased properties totaled $0.7 million, $0.6 million and $0.4 million for the years ended September 30, 2016, 2015 and 2014, respectively.   The Company’s minimum annual future obligations under all existing operating leases for each of the next five years are as follows:

2017	$630,533
2018	617,892
2019	552,868
2020	554,390
2021	568,250
Thereafter	1,279,383

Total	$4,203,316

Note 14 – Segment Reporting

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

Telecommunications (“Telco”)

The Company’s Telecommunications segment consists of Nave Communications.  Nave Communications’ sells new and used telecommunications networking equipment.  In addition, Nave Communications offers its customers decommissioning services for surplus and obsolete equipment, which Nave Communications in turn processes through its recycling services.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Fiscal Years Ended
	September 30, 2016	September 30, 2015	September 30, 2014
Sales
Cable TV	$22,996,998	$25,396,779	$27,206,743
Telco	15,800,424	18,835,116	8,710,267
Intersegment	(134,158)	(498,275)	(28,318)
Total sales	$38,663,264	$43,733,620	$35,888,692

Gross profit
Cable TV	$7,753,735	$8,025,651	$7,770,723
Telco	4,687,148	7,273,238	3,834,733
Total gross profit	$12,440,883	$15,298,889	$11,605,456

Operating income (loss)
Cable TV	$1,478,676	$2,210,414	$1,492,100
Telco	(1,134,815)	365,796	(395,001)
Total operating income	$343,861	$2,576,210	$1,097,099

Segment assets
Cable TV	$25,201,697	$26,494,430	$29,241,335
Telco	15,122,911	17,094,713	17,781,114
Non-allocated	9,943,551	8,097,913	6,116,232
Total assets	$50,268,159	$51,687,056	$53,138,681

Note 15 – Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2016, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2016
Sales	$8,249,668	$10,587,187	$10,060,242	$9,766,167
Gross profit	$2,765,380	$3,584,612	$3,466,151	$2,624,740
Income (loss) from continuing operations	$23,994	$145,630	$316,086	$(191,547)
Basic earnings (loss) from continuing operations per common share	$0.00	$0.01	$0.03	$(0.02)
Diluted earnings (loss) from continuing operations per common share	$0.00	$0.01	$0.03	$(0.02)
Fiscal year ended 2015
Sales	$10,837,158	$11,366,539	$11,902,391	$9,627,532
Gross profit	$3,831,803	$4,243,512	$4,144,607	$3,078,967
Income from continuing Operations	$415,923	$234,255	$637,134	$210,588
Basic earnings from continuing operations per common share	$0.04	$0.02	$0.06	$0.02
Diluted earnings from continuing operations per common share	$0.04	$0.02	$0.06	$0.02
Fiscal year ended 2014
Sales	$6,119,733	$8,313,815	$9,323,158	$12,131,986
Gross profit	$1,863,227	$2,231,167	$3,220,055	$4,291,007
Income (loss) from continuing Operations	$139,369	$(243,264)	$143,726	$619,358
Basic earnings (loss) from continuing operations per common share	$0.01	$(0.02)	$0.01	$0.06
Diluted earnings (loss) from continuing operations per common share	$0.01	$(0.02)	$0.01	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessment, we believe that, as of September 30, 2016, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2016, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2016 and 2015, and for each of the three years in the period ended September 30, 2016, 2015 and 2014.

Consolidated Balance Sheets as of September 30, 2016 and 2015.

Consolidated Statements of Operations for the years ended September 30, 2016, 2015 and 2014.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended September 30, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

2.
The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2016, 2015 and 2014 is filed as part of this report.  All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
	Beginning	Costs and			End
	of Year	Expenses	Write offs	Recoveries	of Year
Year Ended September 30, 2016
Allowance for Doubtful Accounts	$250,000	14,899	(14,899)	−	$250,000
Allowance for Excess and Obsolete Inventory	$2,756,628	951,282	(1,137,042)	−	$2,570,868

Year Ended September 30, 2015
Allowance for Doubtful Accounts	$200,000	44,514	−	5,486	$250,000
Allowance for Excess and Obsolete Inventory	$2,156,628	600,000	−	−	$2,756,628

Year Ended September 30, 2014
Allowance for Doubtful Accounts	$300,000	–	(103,403)	3,403	$200,000
Allowance for Excess and Obsolete Inventory	$1,600,000	601,351	(208,056)	163,333	$2,156,628

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

10.11
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher, and Michael Burch dated as of February 28, 2014, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2014 (File 001-10799).

10.12
Amendment Four to Amended and Restated Revolving Credit and Term Loan Agreement dated March 3, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014 (File No. 001-10799).

10.13
Amendment Five to Amended and Restated Revolving Credit and Term Loan Agreement dated November 28, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 9, 2014 (File No. 001-10799).

10.14
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.15
Amendment Six to Amended and Restated Revolving Credit and Term Loan Agreement dated November 27, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2015 (File No. 001-10799).

10.16
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.17	Amendment Seven to Amended and Restated Revolving Credit and Term Loan Agreement dated October 14, 2016.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADDvantage Technologies Group, Inc.

Date:    December 13, 2016                           By:  /s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 13, 2016             /s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors and Chief Technology Officer

Date:     December 13, 2016            /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial
Officer)

Date:     December 13, 2016            /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 13, 2016            /s/ Joseph E. Hart
Joseph E. Hart, Director

Date:     December 13, 2016            /s/ James C. McGill
James C. McGill, Director

Date:     December 13, 2016            /s/ David W. Sparkman
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

10.12
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher, and Michael Burch dated as of February 28, 2014, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2014 (File 001-10799).

10.13
Amendment Five to Amended and Restated Revolving Credit and Term Loan Agreement dated November 28, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 9, 2014 (File No. 001-10799).

10.14
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.15
Amendment Six to Amended and Restated Revolving Credit and Term Loan Agreement dated November 27, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2015 (File No. 001-10799).

10.16
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.17	Amendment Seven to Amended and Restated Revolving Credit and Term Loan Agreement dated October 14, 2016.

21.1	Listing of the Company's subsidiaries.

23.1	Consent of HoganTaylor LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.