Form 10-Q
period 2017-02-14
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2017-02-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2016

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2017 were 10,134,235.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2016

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	December 31, 2016 and September 30, 2016

	Consolidated Condensed Statements of Income (unaudited)	4
	Three Months Ended December 31, 2016 and 2015

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2016 and 2015

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	21

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	23

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$4,103,337	$4,508,126
Accounts receivable, net of allowance for doubtful accounts of $250,000	5,200,673	4,278,855
Income tax receivable	361,491	480,837
Inventories, net of allowance for excess and obsolete
inventory of $2,737,488 and $2,570,868, respectively	21,823,255	21,524,919
Prepaid expenses	267,051	323,289
Total current assets	31,755,807	31,116,026

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,921,159	3,833,230
Leasehold improvements	202,017	151,957
Total property and equipment, at cost	11,341,854	11,203,865
Less: Accumulated depreciation	(5,096,889)	(4,993,102)
Net property and equipment	6,244,965	6,210,763

Investment in and loans to equity method investee	1,618,124	2,588,624
Intangibles, net of accumulated amortization	9,502,683	4,973,669
Goodwill	6,031,511	3,910,089
Deferred income taxes	1,337,000	1,333,000
Other assets	136,412	135,988

Total assets	$56,626,502	$50,268,159

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	September 30, 2016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,621,277	$1,857,953
Accrued expenses	1,218,118	1,324,652
Notes payable – current portion	2,178,335	899,603
Other current liabilities	1,626,220	963,127
Total current liabilities	7,643,950	5,045,335

Notes payable, less current portion	5,734,439	3,466,358
Other liabilities	1,392,373	131,410
Total liabilities	14,770,762	8,643,103

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,634,893 shares issued; and 10,134,235 shares outstanding	106,349	106,349
Paid in capital	(4,903,268)	(4,916,791)
Retained earnings	47,652,673	47,435,512
Total shareholders’ equity before treasury stock	42,855,754	42,625,070

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,855,740	41,625,056

Total liabilities and shareholders’ equity	$56,626,502	$50,268,159

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Sales	$12,095,826	$8,249,668
Cost of sales	8,072,197	5,484,288
Gross profit	4,023,629	2,765,380
Operating, selling, general and administrative expenses	3,596,824	2,668,625
Income from operations	426,805	96,755
Interest expense	96,644	67,761
Income before income taxes	330,161	28,994
Provision for income taxes	113,000	5,000

Net income	$217,161	$23,994

Earnings per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Shares used in per share calculation:
Basic	10,134,235	10,069,139
Diluted	10,134,559	10,069,139

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
Operating Activities
Net income	$217,161	$23,994
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	103,787	95,180
Amortization	311,986	206,451
Provision for excess and obsolete inventories	166,620	150,000
Deferred income tax provision (benefit)	(4,000)	2,000
Share based compensation expense	41,884	45,013
Changes in assets and liabilities:
Accounts receivable	195,077	425,783
Income tax receivable\payable	119,346	(136,490)
Inventories	683,638	475,224
Prepaid expenses	29,060	26,524
Other assets	(424)	–
Accounts payable	179,651	28,320
Accrued expenses	(252,515)	(323,180)
Net cash provided by operating activities	1,791,271	1,018,819

Investing Activities
Acquisition of net operating assets	(6,643,540)	(178,000)
Repayments of loans to equity method investee	970,500	–
Purchases of property and equipment	(69,833)	(24,475)
Net cash used in investing activities	(5,742,873)	(202,475)

Financing Activities
Proceeds from notes payable	4,000,000	–
Debt issuance costs	(15,394)	–
Payments on notes payable	(437,793)	(215,989)
Net cash provided by (used in) financing activities	3,546,813	(215,989)

Net increase (decrease) in cash and cash equivalents	(404,789)	600,355
Cash and cash equivalents at beginning of period	4,508,126	6,110,986
Cash and cash equivalents at end of period	$4,103,337	$6,711,341

Supplemental cash flow information:
Cash paid for interest	$63,161	$46,393
Cash paid for income taxes	$–	$142,200

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$(1,897,372)	$–

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  Management is evaluating the impact that ASU No. 2017-04 will have on the Company’s consolidated financial statements.

Note 2 – Acquisition

As part of the Company’s growth strategy, the Company is pursuing an acquisition strategy to expand into the broader telecommunications industry.  The Company formed a new subsidiary called ADDvantage Triton, LLC (“Triton Datacom”) which on October 14, 2016 acquired substantially all of the net assets of Triton Miami, Inc. (“Triton Miami”).  Triton Datacom is a provider of new and refurbished enterprise networking products, including IP desktop phones, enterprise switches and wireless routers.  This acquisition, along with its retained management team, is part of the overall growth strategy of the Company in that it further diversifies the Company into the broader telecommunications industry by reselling refurbished products into the enterprise customer market.

The preliminary estimated purchase price for Triton Miami includes the following:

Upfront cash payment	$6,500,000
Deferred guaranteed payments (a)	1,897,372
Working capital purchase adjustment	143,540
Net purchase price	$8,540,912

(a)
This amount represents the present value of $2.0 million in deferred payments, which will be paid in equal annual installments over the next three years.  These deferred payments are recorded in other current liabilities ($0.7 million) and other long-term liabilities ($1.2 million).

The Company will also make annual payments to the Triton Miami owners, if they have not resigned from Triton Datacom, over the next three years equal to 60% of Triton Datacom’s annual EBITDA in excess of $1.2 million per year.  The Company will recognize the payments ratably over the three-year period as compensation expense.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Triton Miami’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 14, 2016, the effective date of the acquisition.  Any remaining amount is recorded as goodwill.

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

The following summarizes the preliminary purchase price allocation of the fair value of the assets acquired and the liabilities assumed at October 14, 2016:

Assets acquired:	(in thousands)
Accounts receivable	$1,117
Inventories	1,149
Property and equipment, net	68
Other non-current assets	1
Intangible assets	4,841
Goodwill	2,121
Total assets acquired	9,297

Liabilities assumed:
Accounts payable	584
Accrued expenses	172
Total liabilities assumed	756
Net purchase price	$8,541

The acquired intangible assets of approximately $4.8 million consist of customer relationships, trade name and non-compete agreements with the owners of Triton Miami.

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Triton Miami for the three months ended December 31, 2016 and December 31, 2015, on a pro forma basis, as though the companies had been combined as of October 1, 2015.  The unaudited pro forma earnings for the three months ended December 31, 2016 and December 31, 2015 were adjusted to include intangible amortization expense of $21 thousand and $0.1 million, respectively.  Incremental interest expense of $7 thousand and $44 thousand was included in the three months ended December 31, 2016 and December 31, 2015, as if the $4.0 million term loan used to help fund the acquisition had been entered into on October 1, 2015.  The unaudited pro forma earnings for the three months ended December 31, 2015 were adjusted to include $0.2 million of acquisition-related costs recorded as operating, selling, general and administrative expenses in the Consolidated Condensed Statements of Income.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2015 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Sales	$12,534	$11,173
Income from operations	$658	$64
Net income (loss)	$351	$(33)
Earnings (loss) per share:
Basic	$0.03	$(0.00)
Diluted	$0.03	$(0.00)

Note 3 – Inventories
Inventories at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016	September 30, 2016
New:
Cable TV	$14,541,111	$15,087,495
Telco	225,177	–
Refurbished and used:
Cable TV	3,255,801	3,383,079
Allowance for excess and obsolete inventory	(2,369,586)	(2,219,586)
Telco	6,538,654	5,625,213
Allowance for excess and obsolete inventory	(367,902)	(351,282)

	$21,823,255	$21,524,919

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.  The Telco new and refurbished inventory at December 31, 2016 includes $0.1 million and $1.1 million, respectively from the Triton Miami acquisition.

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the three months ended December 31, 2016 and 2015, by approximately $0.2 million.

For the Telco segment, any obsolete or excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.4 million reserve at December 31, 2016.

Note 4 – Investment In and Loans to Equity Method Investee

The Company’s joint venture with YKTG Solutions, LLC (“YKTG Solutions”) primary purpose is to support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by the Company, and YTKG Solutions is certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.  The Company accounts for its investment in YKTG Solutions using the equity-method of accounting.

For its role in the decommission project, the Company earns a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the Company and YKTG Solutions by providing a revolving line of credit.  The line of credit is for $4.0 million and is secured by all of the assets of YKTG Solutions, YKTG, LLC and the personal guarantees by the owners of YKTG, LLC.  The line of credit accrues interest at a fixed interest rate of 12% and is paid monthly.  At December 31, 2016, the amount outstanding under this line of credit was $2.3 million.  The management fee encompasses any interest earned on outstanding advances under the line of credit.

The Company’s carrying value in YKTG Solutions is reflected in investment in and loans to equity method investee in the Consolidated Condensed Balance Sheets.  During the three months ended December 31, 2016, the Company received payments, net of advances, totaling $1.0 million from YKTG Solutions.  At December 31, 2016, the Company's total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was approximately $4.0 million, which represents the Company’s equity investment and available and outstanding line of credit with this entity.  To help mitigate the risks associated with funding of the decommission project, the Company has obtained credit insurance for qualifying YKTG Solutions accounts receivable outstanding arising from the decommission project.  In addition, YKTG Solutions entered into a $2.0 million surety payment bond whereby the Company and YKTG, LLC are guarantors under the surety payment bond.

To date, this joint venture has incurred operating losses totaling $0.4 million and, as of December 31, 2016, the total assets of the joint venture are less than the amount it owes to the Company.  The U.S. wireless provider recently changed the process for assigning the various sites within the decommission project, which YKTG Solutions believes would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions has elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.  As a result, for the three months ended December 31, 2016, the Company did not record management fees of $0.2 million related to the joint venture billings as the management fees may not be ultimately collectible from YKTG Solutions and adjusted the investment in and loans to equity method investee to the net realizable amount.

Note 5 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Triton Miami acquisition, the Company has recorded additional intangible assets for customer relationships, trade name and non-compete agreements (see Note 2).  The intangible assets with their associated accumulated amortization amounts at December 31, 2016 and September 30, 2016 are as follows:

	December 31, 2016
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,286,500)	$6,865,500
Technology – 7 years	1,303,000	(527,402)	775,598
Trade name – 10 years	2,119,000	(383,264)	1,735,736
Non-compete agreements – 3 years	374,000	(248,151)	125,849

Total intangible assets	$11,948,000	$(2,445,317)	$9,502,683

	September 30, 2016
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(1,099,721)	$3,157,279
Technology – 7 years	1,303,000	(480,866)	822,134
Trade name – 10 years	1,293,000	(334,023)	958,977
Non-compete agreements – 3 years	254,000	(218,721)	35,279

Total intangible assets	$7,107,000	$(2,133,331)	$4,973,669

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  At December 31, 2016, the Company has three term loans outstanding under the Credit and Term Loan Agreement.

The first outstanding term loan has an outstanding balance of $0.9 million at December 31, 2016 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (2.03% at December 31, 2016) and is reset monthly.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

The second outstanding term loan has an outstanding balance of $3.2 million at December 31, 2016 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

In connection with the acquisition of Triton Miami, the Company entered into a third term loan under the Credit and Term Loan Agreement in the amount of $4.0 million.  This term loan has an outstanding balance of $3.8 million at December 31, 2016 and is due on October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%. This term loan is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  At December 31, 2016, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.52% at December 31, 2016), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 31, 2017.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at December 31, 2016.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.  The Line of Credit is collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loans using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second outstanding fixed rate loan was $3.2 million as of December 31, 2016.  The fair value of the Company’s third outstanding fixed rate loan was $3.8 million at December 31, 2016.

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

Basic and diluted earnings per share for the three months ended December 31, 2016 and 2015 are:

	Three Months Ended December 31,
	2016	2015
Net income attributable to common shareholders	$217,161	$23,994

Basic weighted average shares	10,134,235	10,069,139
Effect of dilutive securities:
Stock options	324	–
Diluted weighted average shares	10,134,559	10,069,139

Earnings per common share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

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

	Three Months Ended December 31,
	2016	2015
Stock options excluded	520,000	535,000
Weighted average exercise price of
stock options	$2.83	$2.88
Average market price of common stock	$1.76	$2.19

Note 8 – Stock-Based Compensation

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At December 31, 2016, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 434,211 shares were available for future grants.

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

A summary of the status of the Company's stock options at December 31, 2016 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2016	570,000	$2.73
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2016	570,000	$2.73

Exercisable at December 31, 2016	403,334	$2.81

No nonqualified stock options were granted for the three months ended December 31, 2016.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2016 is as follows:

Three Months Ended
December 31, 2016
Fiscal year 2012 grant	$2,680
Fiscal year 2014 grant	$6,788
Fiscal year 2016 grant	$4,055

The Company records compensation expense over the vesting term of the related options.  At December 31, 2016, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of income was $31,014.

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

Telecommunications (“Telco”)

The Company’s Telco segment primarily sells certified used telecommunications networking equipment from a broad range of manufacturers to customers primarily in North America.  In addition, this segment is a reseller of new telecommunications equipment from certain manufacturers.  Also, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling services.  As a result of the Triton Miami acquisition (see Note 2), this segment also includes the Company’s newly formed Triton Datacom subsidiary, a provider of new and refurbished enterprise networking products, including IP desktop phones, enterprise switches and wireless routers.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended
	December 31, 2016	December 31, 2015
Sales
Cable TV	$6,574,824	$5,004,998
Telco	5,539,977	3,317,730
Intersegment	(18,975)	(73,060)
Total sales	$12,095,826	$8,249,668

Gross profit
Cable TV	$2,400,342	$1,579,272
Telco	1,623,287	1,186,108
Total gross profit	$4,023,629	$2,765,380

Operating income (loss)
Cable TV	$908,982	$116,841
Telco	(482,177)	(20,086)
Total operating income	$426,805	$96,755

	December 31, 2016	September 30, 2016
Segment assets
Cable TV	$24,645,908	$25,201,697
Telco	23,686,244	15,122,911
Non-allocated	8,294,350	9,943,551
Total assets	$56,626,502	$50,268,159

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2016, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Telecommunications (“Telco”)
The Company’s Telco segment sells certified used telecommunications networking equipment from a broad range of manufacturers primarily in North America.  In addition, this segment is a reseller of new telecommunications equipment from certain manufacturers.  Also, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it then processes through its recycling program.  As a result of the Triton Miami acquisition (see Note 2), this segment also includes the Company’s newly formed Triton Datacom subsidiary, a provider of new and refurbished enterprise networking products, including IP desktop phones, enterprise switches and wireless routers.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2016 and December 31, 2015

Consolidated

Consolidated sales increased $3.9 million before the impact of intercompany sales, or 48%, to $12.1 million for the three months ended December 31, 2016 from $8.2 million for the three months ended December 31, 2015.  The increase in sales was in both the Cable TV and Telco segment of $1.6 million and $2.2 million, respectively.  Consolidated gross profit increased $1.2 million, or 46%, to $4.0 million for the three months ended December 31, 2016 from $2.8 million for the same period last year.  The increase in gross profit was in both the Cable TV and Telco segment of $0.8 million and $0.4 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.9 million, or 35%, to $3.6 million for the three months ended December 31, 2016 from $2.7 million for the same period last year.  This increase in expenses was due to the Telco segment of $0.9 million, while the Cable TV segment remained relatively flat.

Interest expense remained relatively flat at $0.1 million for both the three months ended December 31, 2016 and December 31, 2015.

The provision for income taxes was $0.1 million for the three months ended December 31, 2016, or an effective rate of 34%, from a provision for income taxes of $5 thousand for the three months ended December 31, 2015, or an effective rate of 17%.

Segment Results

Cable TV

Sales for the Cable TV segment increased $1.6 million to $6.6 million for the three months ended December 31, 2016 from $5.0 million for the same period last year.  The increase in sales was due to an increase in new equipment sales and repair sales of $1.4 million and $0.4 million, respectively, partially offset by a decrease in refurbished equipment revenue of $0.2 million.  The increase in the new equipment sales was due primarily to an overall increase in demand for the three months ended December 31, 2016 as compared to last year. Gross margin was 37% for the three months ended December 31, 2016 compared to 32% for the same period last year.

Operating, selling, general and administrative expenses remained flat at $1.5 million for both the three months ended December 31, 2016 and December 31, 2015.

Telco

Sales for the Telco segment increased $2.2 million to $5.5 million for the three months ended December 31, 2016 from $3.3 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in used equipment sales and recycling revenue of $2.0 million and $0.3 million, respectively, partially offset by a decrease of new equipment sales of $0.1 million.  The increase in Telco equipment sales was primarily due to Triton Datacom, which offset the continued lower sales from the remaining portion of this segment.  The Company is addressing the lower sales in this segment by expanding its sales force, targeting a broader end-user customer base, expanding the capacity of the recycling program and testing the used equipment inventory prior to sale to end-user customers.

Gross margin was 29% for the three months ended December 31, 2016 and 36% for the three months ended December 31, 2015.  The decrease in gross margin was due primarily to lower gross margins from equipment sales related to Triton Datacom and lower gross margins for refurbished equipment sales from the remaining portion of this segment as a result of an increased percentage of sales to resellers, which traditionally have lower gross margins, as compared to end-user customers.

Operating, selling, general and administrative expenses increased $0.9 million to $2.1 million for the three months ended December 31, 2016 from $1.2 million for the same period last year.  This increase was due primarily to operating expenses of $0.5 million from Triton Datacom and Triton Miami acquisition-related costs of $0.2 million.  In addition, for the three months ended December 31, 2015, the Company recorded a reduction in expense of $0.2 million for the March 2016 earn-out accrual related to the Nave Communications Company acquisition.

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

A reconciliation by segment of operating income to EBITDA follows:

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$908,982	$(482,177)	$426,805	$116,841	$(20,086)	$96,755
Depreciation	73,245	30,542	103,787	72,464	22,716	95,180
Amortization	−	311,986	311,986	−	206,451	206,451
EBITDA (a)	$982,227	$(139,649)	$842,578	$189,305	$209,081	$398,386

(a)	The Telco segment for the three months ended December 31, 2016 includes acquisition-related costs of $0.2 million related to the acquisition of Triton Miami.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2016 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2016, we had total inventory, before the reserve for excess and obsolete inventory, of $24.6 million, consisting of $14.8 million in new products and $9.8 million in used or refurbished products.

For the Cable TV segment, our reserve at December 31, 2016 for excess and obsolete inventory was $2.4 million, which reflects an increase of $0.2 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete or excess equipment on hand is generally processed through our recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.4 million reserve at December 31, 2016.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at December 31, 2016 and September 30, 2016.   At December 31, 2016, accounts receivable, net of allowance for doubtful accounts, was $5.2 million.

Note Receivable Valuation

Included in investment in and loans to equity method investee as of December 31, 2016 is a note receivable from the Company's joint venture partner, YKTG Solutions, of $2.3 million.  To date, this joint venture has incurred operating losses totaling $0.4 million and, as of December 31, 2016, the total assets of the joint venture are less than the amount it owes to ADDvantage.  ADDvantage previously estimated that the decommission project with the U.S. wireless provider would generate approximately $1.0 million of pretax income over the life of the project, which was projected to be completed in our third quarter of 2017, based on an anticipated remaining volume of sites to decommission.  However, the U.S. wireless provider recently changed the process for assigning the various sites within the decommission project, which YKTG Solutions believes would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions recently elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.

Management judgements and estimates are made in connection with collection of the note receivable from the joint venture.  Specifically, since the decommission project on behalf of the U.S. wireless provider has been suspended, we determined the remaining billings and vendor payments to be incurred for this project to determine the ability of the joint venture to satisfy its obligations to the Company.  Based on this analysis, we determined that the remaining net assets of the joint venture will not satisfy the obligation to the Company.  Therefore, the Company did not record management fees of $0.2 million for the three months ended December 31, 2016, as these management fees may not be ultimately collectible from YKTG Solutions.  The Company plans on pursuing collections from the joint venture partners under personal guarantee agreements the Company has with the joint venture partners.  After considering the outstanding accounts receivable from and remaining billings to the U.S. wireless provider, which is secured by a credit insurance policy, the remaining vendor payments to YKTG Solutions’ subcontractors, the personal guarantees the Company has with the joint venture partners and the equity losses already recorded, the Company adjusted the investment in and loans to equity method investee to the net realizable amount.

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

We did not record a goodwill impairment for either of our reporting units in the year ended September 30, 2016.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of each reporting unit also may change.

As a result of the Triton Miami acquisition, the Company recorded additional goodwill of $2.1 million as the purchase price exceeded the acquisition date fair value of the net assets based on the preliminary purchase price allocation.  The Company is still working with its valuation experts on the valuation of identifiable intangibles and inventories for which any change may impact the goodwill amount recorded.  If information becomes available which would indicate material adjustments are required to the preliminary purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Triton Miami acquisition, the Company has recorded additional intangible assets for customer relationships of $3.9 million, trade name of $0.8 million and non-compete agreements of $0.1 million based on the preliminary purchase price allocation.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and have a bank line of credit of up to $7.0 million.  During the three months ended December 31, 2016, we generated $1.8 million of cash flows from operations.  The cash flows from operations was favorably impacted by $0.7 million from a net decrease in inventory.

Cash Flows Used for Investing Activities

During the three months ended December 31, 2016, cash used in investing activities was $5.7 million primarily related to payments of $6.6 million related to the acquisition of Triton Miami as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, partially offset by cash generated from note receivable payments from the YKTG Solutions joint venture of $1.0 million.

Cash Flows Provided by Financing Activities

During the three months ended December 31, 2016, cash provided by financing activities was $3.5 million primarily due to cash borrowings of $4.0 million, partially offset by notes payable payments of $0.4 million.  Cash borrowings were due to a new term loan of $4.0 million under our Credit and Term Loan Agreement.  This term loan was used to assist in the funding of the acquisition of Triton Miami.

During the three months ended December 31, 2016, we made principal payments of $0.4 million on our three term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.  Our third term loan, entered into in connection with the acquisition of Triton Miami, is a three year term loan with monthly principal and interest payments of $118,809 through October 2019.  The interest rate is a fixed rate of 4.40%.

At December 31, 2016, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at December 31, 2016).  Any future borrowings under the revolving credit facility are due at maturity on March 31, 2017, for which the Company expects to renew the revolving credit facility for at least one year.

We believe that our cash and cash equivalents of $4.1 million at December 31, 2016, cash flows from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We completed the acquisition of Triton Miami effective October 14, 2016.  We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Triton Datacom to conform such internal control to that used in our other operations.  However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Triton Datacom’s internal control over financial reporting.  Subject to the foregoing, during the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 14, 2017                /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  February 14, 2017                /s/ Scott A. Francis
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