Form 10-Q
period 2017-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2017-05-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2017 were 10,192,244.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2017

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2017 and September 30, 2016

	Consolidated Condensed Statements of Income (unaudited)	4
	Three and Six Months Ended March 31, 2017 and 2016

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2017 and 2016

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	23

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	24

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$3,885,330	$4,508,126
Accounts receivable, net of allowance for doubtful accounts of $250,000	5,320,216	4,278,855
Income tax receivable	367,112	480,837
Inventories, net of allowance for excess and obsolete
inventory of $2,855,445 and $2,570,868, respectively	22,118,030	21,524,919
Prepaid expenses	428,309	323,289
Total current assets	32,118,997	31,116,026

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,981,476	3,833,230
Leasehold improvements	202,017	151,957
Total property and equipment, at cost	11,402,171	11,203,865
Less: Accumulated depreciation	(5,210,987)	(4,993,102)
Net property and equipment	6,191,184	6,210,763

Investment in and loans to equity method investee	361,237	2,588,624
Intangibles, net of accumulated amortization	9,174,109	4,973,669
Goodwill	6,031,511	3,910,089
Deferred income taxes	1,358,000	1,333,000
Other assets	136,412	135,988

Total assets	$55,371,450	$50,268,159

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	September 30, 2016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,816,766	$1,857,953
Accrued expenses	1,130,947	1,324,652
Notes payable – current portion	2,193,701	899,603
Other current liabilities	656,607	963,127
Total current liabilities	6,798,021	5,045,335

Notes payable, less current portion	5,179,127	3,466,358
Other liabilities	1,406,134	131,410
Total liabilities	13,383,282	8,643,103

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,692,902 and 10,634,893 shares issued, respectively; 10,192,244 and 10,134,235 shares outstanding, respectively	106,929	106,349
Paid in capital	(4,782,091)	(4,916,791)
Retained earnings	47,663,344	47,435,512
Total shareholders’ equity before treasury stock	42,988,182	42,625,070

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,988,168	41,625,056

Total liabilities and shareholders’ equity	$55,371,450	$50,268,159

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales	$11,294,756	$10,587,187	$23,390,582	$18,836,855
Cost of sales	7,530,327	7,002,575	15,602,524	12,486,863
Gross profit	3,764,429	3,584,612	7,788,058	6,349,992
Operating, selling, general and administrative expenses	3,677,425	3,256,403	7,274,249	5,925,028
Income from operations	87,004	328,209	513,809	424,964
Other income (expense):
Other income	–	109,554	–	109,554
Interest income	–	2,172	–	2,172
Loss from equity method investment	–	(140,998)	–	(140,998)
Interest expense	(97,333)	(62,307)	(193,977)	(130,068)
Total other expense, net	(97,333)	(91,579)	(193,977)	(159,340)

Income (loss) before income taxes	(10,329)	236,630	319,832	265,624
Provision (benefit) for income taxes	(21,000)	91,000	92,000	96,000

Net income	$10,671	$145,630	$227,832	$169,624

Earnings per share:
Basic	$0.00	$0.01	$0.02	$0.02
Diluted	$0.00	$0.01	$0.02	$0.02
Shares used in per share calculation:
Basic	10,153,571	10,092,319	10,143,903	10,080,729
Diluted	10,156,426	10,092,319	10,145,112	10,080,729

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
Operating Activities
Net income	$227,832	$169,624
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	217,886	203,349
Amortization	640,560	412,902
Provision for excess and obsolete inventories	284,577	300,000
Deferred income tax provision (benefit)	(25,000)	46,000
Share based compensation expense	87,002	94,275
Loss from equity method investment	–	140,998
Changes in assets and liabilities:
Accounts receivable	75,535	(1,255,966)
Income tax receivable\payable	113,725	(297,588)
Inventories	270,905	1,559,195
Prepaid expenses	(55,560)	(140,813)
Other assets	(424)	(1,310)
Accounts payable	375,140	213,280
Accrued expenses	(365,778)	(378,903)
Other liabilities	70,240	9,402
Net cash provided by operating activities	1,916,640	1,074,445

Investing Activities
Acquisition of net operating assets	(6,643,540)	(178,000)
Guaranteed payments for acquisition of business	(1,000,000)	(1,000,000)
Loan repayments from (investment in and loans to) equity method investee	2,227,387	(421,560)
Purchases of property and equipment	(130,150)	(182,869)
Net cash used in investing activities	(5,546,303)	(1,782,429)

Financing Activities
Proceeds from notes payable	4,000,000	–
Debt issuance costs	(16,300)	–
Payments on notes payable	(976,833)	(433,748)
Net cash provided by (used in) financing activities	3,006,867	(433,748)

Net decrease in cash and cash equivalents	(622,796)	(1,141,732)
Cash and cash equivalents at beginning of period	4,508,126	6,110,986
Cash and cash equivalents at end of period	$3,885,330	$4,969,254

Supplemental cash flow information:
Cash paid for interest	$161,612	$110,073
Cash paid for income taxes	$–	$319,200

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$(1,897,372)	$–

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

In March 2016, the FASB issued ASU No. 2016-09: “Compensation – Stock Compensation (Topic 718)” which is intended to improve employee share-based payment accounting.  This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-09 will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Management is evaluating the impact that ASU No. 2016-15 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01: “Business Combinations (Topic 805) – Clarifying the definition of a Business.”  This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Management is evaluating the impact that ASU 2017-01 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  This ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  Management is evaluating the impact that ASU No. 2017-04 will have on the Company’s consolidated financial statements.

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

The Company has one year from the date of the acquisition to finalize the purchase price allocation, and there may be a material change in the purchase price allocation as presented.  The Company is still working with its valuation experts on the valuation of identifiable intangibles and inventories for which any change may impact the goodwill amount recorded and prior quarter earnings.  If information becomes available which would indicate material adjustments are required to the preliminary purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

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

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Triton Miami for the three and six months ended March 31, 2017 and March 31, 2016, on a pro forma basis, as though the companies had been combined as of October 1, 2015.  The unaudited pro forma earnings for the three months ended March 31, 2016 were adjusted to include intangible amortization expense of $0.1 million and Triton Datacom earn-out expenses of $0.1 million.  The pro forma earnings for the six months ended March 31, 2017 and March 31, 2016 were adjusted to include intangible amortization expense of $21 thousand and $0.3 million, respectively, and Triton Datacom earn-out expenses of $19 thousand and $0.2 million, respectively.  Incremental interest expense of $44 thousand was included in the three months ended March 31, 2016 and $7 thousand and $0.1 million for the six months ended March 31, 2017 and March 31, 2016, respectively, as if the $4.0 million term loan used to help fund the acquisition had been entered into on October 1, 2015.  The unaudited pro forma earnings for the three and six months ended March 31, 2016 were adjusted to include $0.2 million of acquisition-related costs recorded as operating, selling, general and administrative expenses in the Consolidated Condensed Statements of Income.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2015, nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended March 31,			Six Months Ended March 31,
	2017		2016	2017	2016
	(in thousands, except per share amounts)
Sales	$11,295	(1)	$13,783	$23,829	$25,160
Income from operations	$87	(1)	$405	$745	$859
Net income	$11	(1)	$164	$362	$400
Earnings per share:
Basic	$0.00	(1)	$0.02	$0.04	$0.04
Diluted	$0.00	(1)	$0.02	$0.04	$0.04

(1)	These amounts are presented in the unaudited Consolidated Condensed Statement of Income for the quarter ended March 31, 2017.

Note 3 – Inventories
Inventories at March 31, 2017 and September 30, 2016 are as follows:

	March 31, 2017	September 30, 2016
New:
Cable TV	$14,500,705	$15,087,495
Telco	362,089	–
Refurbished and used:
Cable TV	3,299,490	3,383,079
Allowance for excess and obsolete inventory	(2,519,586)	(2,219,586)
Telco	6,811,191	5,625,213
Allowance for excess and obsolete inventory	(335,859)	(351,282)

	$22,118,030	$21,524,919

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.  The Telco new and refurbished inventory at March 31, 2017 includes $0.2 million and $1.0 million, respectively from the Triton Miami acquisition.

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the six months ended March 31, 2017 and 2016, by $0.3 million, to an allowance of $2.5 million at March 31, 2017.

For the Telco segment, any obsolete or excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.3 million allowance at March 31, 2017.

Note 4 – Investment In and Loans to Equity Method Investee

The Company entered into a joint venture, YKTG Solutions, LLC (“YKTG Solutions”), in March 2016, whose primary purpose is to support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by the Company, and YTKG Solutions is certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.  The Company accounts for its investment in YKTG Solutions using the equity-method of accounting.

In 2017, the U.S. wireless provider changed the process for assigning the various sites within the decommission project, which YKTG Solutions believes would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.

For its role in the decommission project, the Company earns a management fee from YKTG Solutions based on billings.  The Company is financing the decommission project pursuant to the terms of a loan agreement between the Company and YKTG Solutions by providing a revolving line of credit.  The line of credit is for $4.0 million and is secured by all of the assets of YKTG Solutions, YKTG, LLC and the personal guarantees by the owners of YKTG, LLC.  The line of credit accrues interest at a fixed interest rate of 12% and is paid monthly.  At March 31, 2017, the amount outstanding under this line of credit was $1.1 million.  The management fee encompasses any interest earned on outstanding advances under the line of credit.

The Company’s carrying value in YKTG Solutions was $0.4 million at March 31, 2017 and is reflected in investment in and loans to equity method investee in the Consolidated Condensed Balance Sheets.  During the three and six months ended March 31, 2017, the Company received payments, net of advances, totaling $1.2 million and $2.2 million, respectively from YKTG Solutions.  Since the decommission project has been suspended as a result of not accepting any further work, as of March 31, 2017, the Company is not advancing further amounts under the line of credit.  Therefore, the Company's total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was approximately $1.1 million, which represents the Company’s outstanding line of credit with this entity as of March 31, 2017.  To help mitigate the risks associated with funding of the decommission project, the Company has obtained credit insurance for qualifying YKTG Solutions accounts receivable outstanding arising from the decommission project.  In addition, YKTG Solutions entered into a $2.0 million surety payment bond whereby the Company and YKTG, LLC are guarantors under the surety payment bond.

To date, this joint venture has incurred net operating losses, and, as of March 31, 2017, the total assets of the joint venture are less than the amount it owes to the Company.  Since YKTG Solutions has suspended any additional work for the U.S. wireless provider and YKTG Solutions will not have sufficient assets to repay the $1.1 million line of credit owed to the Company, the Company is pursuing collecting the outstanding line of credit from the YKTG, LLC owners under the personal guarantees they each have with the Company.  For the three and six months ended March 31, 2017, the Company did not record management fees related to the joint venture billings or equity income totaling $13 thousand and $360 thousand, respectively, as the collectability of the amounts are not reasonably assured.  As of March 31, 2017, the investment in and loans to equity method investee reflects the estimated net realizable amount of $0.4 million after considering the outstanding accounts receivable from and remaining billings to the U.S. wireless provider, the remaining vendor payments to YKTG Solutions’ subcontractors, and the personal guarantees the Company has with the joint venture partners.

Note 5 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Triton Miami acquisition, the Company has recorded additional intangible assets for customer relationships, trade name and non-compete agreements (see Note 2).  The intangible assets with their associated accumulated amortization amounts at March 31, 2017 and September 30, 2016 are as follows:
	March 31, 2017
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,491,091)	$6,660,909
Technology – 7 years	1,303,000	(573,937)	729,063
Trade name – 10 years	2,119,000	(436,530)	1,682,470
Non-compete agreements – 3 years	374,000	(272,333)	101,667

Total intangible assets	$11,948,000	$(2,773,891)	$9,174,109

	September 30, 2016
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(1,099,721)	$3,157,279
Technology – 7 years	1,303,000	(480,866)	822,134
Trade name – 10 years	1,293,000	(334,023)	958,977
Non-compete agreements – 3 years	254,000	(218,721)	35,279

Total intangible assets	$7,107,000	$(2,133,331)	$4,973,669

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  Revolving credit and term loans created under the Credit and Term Loan Agreement are collateralized by inventory, accounts receivable, equipment and fixtures and general intangibles.  At March 31, 2017, the Company has three term loans outstanding under the Credit and Term Loan Agreement.

The first outstanding term loan has an outstanding balance of $0.9 million at March 31, 2017 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (2.21% at March 31, 2017) and is reset monthly.

The second outstanding term loan has an outstanding balance of $3.0 million at March 31, 2017 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.

In connection with the acquisition of Triton Miami, the Company entered into a third term loan under the Credit and Term Loan Agreement in the amount of $4.0 million.  This term loan has an outstanding balance of $3.5 million at March 31, 2017 and is due on October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement.  This amendment extended the Revolving Line of Credit (“Line of Credit”) maturity to March 30, 2018, while other terms of the Line of Credit remained essentially the same.  At March 31, 2017, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.56% at March 31, 2017), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 30, 2018.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at March 31, 2017.  Among other financial covenants, the Line of Credit agreement provides that the Company maintain a fixed charge ratio of coverage (EBITDA to total fixed charges) of not less than 1.25 to 1.0, determined quarterly.

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

The Company has determined the fair value of its fixed-rate term loans utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loans using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second outstanding fixed rate loan was $3.0 million as of March 31, 2017.  The fair value of the Company’s third outstanding fixed rate loan was $3.4 million at March 31, 2017.

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

Basic and diluted earnings per share for the three and six months ended March 31, 2017 and 2016 are:
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income attributable to common shareholders	$10,671	$145,630	$227,832	$169,624

Basic weighted average shares	10,153,571	10,092,319	10,143,903	10,080,729
Effect of dilutive securities:
Stock options	2,855	−	1,209	−
Diluted weighted average shares	10,156,426	10,092,319	10,145,112	10,080,729
Earnings per common share:
Basic	$0.00	$0.01	$0.02	$0.02
Diluted	$0.00	$0.01	$0.02	$0.02

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Stock options excluded	510,000	525,000	600,000	525,000
Weighted average exercise price of
stock options	$2.81	$2.83	$2.66	$2.83
Average market price of common stock	$1.83	$1.77	$1.79	$1.77

Note 8 – Stock-Based Compensation

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At March 31, 2017, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 296,202 shares were available for future grants.

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

A summary of the status of the Company's stock options at March 31, 2017 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2016	570,000	$2.73
Granted	90,000	1.81
Exercised	–	–
Expired	(10,000)	3.45
Forfeited	–	–
Outstanding at March 31, 2017	650,000	$2.59

Exercisable at March 31, 2017	393,334	$2.79

The Company granted nonqualified stock options of 90,000 shares for the six months ended March 31, 2017.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the six months ended March 31, 2017 are as follows:

Six Months Ended March 31, 2017
Estimated fair value of options at grant date	$63,540
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	36%
Average risk-free interest rate	2.46%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2017 is as follows:

Six Months Ended March 31, 2017
Fiscal year 2012 grant	$5,359
Fiscal year 2014 grant	$13,575
Fiscal year 2016 grant	$8,111
Fiscal year 2017 grant	$3,235

The Company records compensation expense over the vesting term of the related options.  At March 31, 2017, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of income was $77,798.

Restricted Stock
The Company granted restricted stock in March 2017 to its Board of Directors and a Company officer totaling 58,009 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares at issuance totaled $105,000, which is being amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in April 2014 to certain employees totaling 23,676 shares, which were valued at market value on the date of grant.  The shares have a holding restriction, which will expire in equal annual installments of 7,892 shares over three years starting in April 2015.  The fair value of these shares upon issuance totaled $76,000 and is being amortized over the respective one, two and three year holding periods as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Sales
Cable TV	$4,996,965	$6,018,891	$11,571,790	$11,023,888
Telco	6,363,466	4,601,172	11,903,442	7,918,903
Intercompany	(65,675)	(32,876)	(84,650)	(105,936)
Total sales	$11,294,756	$10,587,187	$23,390,582	$18,836,855

Gross profit
Cable TV	$1,755,059	$1,906,675	$4,155,401	$3,485,946
Telco	2,009,370	1,677,937	3,632,657	2,864,046
Total gross profit	$3,764,429	$3,584,612	$7,788,058	$6,349,992

Income (loss) from operations
Cable TV	$262,648	$336,279	$1,171,631	$453,119
Telco	(175,644)	(8,070)	(657,822)	(28,155)
Total income from operations	$87,004	$328,209	$513,809	$424,964

	March 31, 2017	September 30, 2016
Segment assets
Cable TV	$24,283,621	$25,201,697
Telco	24,075,143	15,122,911
Non-allocated	7,012,686	9,943,551
Total assets	$55,371,450	$50,268,159

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016

Consolidated

Consolidated sales increased $0.7 million before the impact of intercompany sales, or 7%, to $11.3 million for the three months ended March 31, 2017 from $10.6 million for the three months ended March 31, 2016.  The increase in sales was in the Telco segment of $1.8 million, offset by a decrease in sales in the Cable TV segment of $1.0 million.  Consolidated gross profit increased $0.2 million, or 5%, to $3.8 million for the three months ended March 31, 2017 from $3.6 million for the same period last year.  The increase in gross profit was in the Telco segment of $0.3 million, offset by a decrease in the Cable TV segment of $0.1 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.4 million, or 13%, to $3.7 million for the three months ended March 31, 2017 from $3.3 million for the same period last year.  This increase in expenses was due to the Telco segment of $0.5 million, while the Cable TV segment decreased by $0.1 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses).  Other income, which is our fee for our role in the YKTG Solutions joint venture, for the three months ended March 31, 2016 was $0.1 million.  Equity losses for the three months ended March 31, 2016 were $0.1 million.  For the three months ended March 31, 2017, the Company did not record other income or equity income related to YKTG Solutions as the fees owed to the Company may not ultimately be collectible from YKTG Solutions.

Interest expense remained relatively flat at $0.1 million for both the three months ended March 31, 2017 and March 31, 2016.

The benefit for income taxes was $21 thousand for the three months ended March 31, 2017, or an effective rate of 200%, from a provision for income taxes of $0.1 million for the three months ended March 31, 2016, or an effective rate of 38%. The effective rate for the three months ended March 31, 2017 was favorably impacted by net operating losses in states with higher tax rates.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.0 million to $5.0 million for the three months ended March 31, 2017 from $6.0 million for the same period last year.  The decrease in sales was due to a decrease in new equipment sales and refurbished sales of $1.1 million and $0.2 million, respectively, partially offset by an increase in repair sales of $0.3 million.  The decrease in the new and refurbished equipment sales was due primarily to an overall decrease in demand for the three months ended March 31, 2017 as compared to last year.  Gross margin was 35% for the three months ended March 31, 2017 compared to 32% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.1 million to $1.5 million for the three months ended March 31, 2017 from $1.6 million for the three months ended March 31, 2016.

Telco

Sales for the Telco segment increased $1.8 million to $6.4 million for the three months ended March 31, 2017 from $4.6 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in used equipment sales and recycling revenue of $1.7 million and $0.1 million, respectively.  The increase in Telco used equipment sales was primarily due to Triton Datacom, which offset the continued lower sales from the remaining portion of this segment.  The Company is continuing to address the lower sales in this segment by expanding its sales force, targeting a broader end-user customer base, expanding the capacity of the recycling program and testing the used equipment inventory prior to sale to end-user customers.

Gross margin was 32% for the three months ended March 31, 2017 and 36% for the three months ended March 31, 2016.  The decrease in gross margin was due primarily to lower gross margins from equipment sales related to Triton Datacom and lower gross margins for refurbished equipment sales from the remaining portion of this segment as a result of an increased percentage of sales to resellers, which traditionally have lower gross margins, as compared to end-user customers.

Operating, selling, general and administrative expenses increased $0.5 million to $2.2 million for the three months ended March 31, 2017 from $1.7 million for the same period last year.  This increase was due primarily to operating expenses of $0.5 million from Triton Datacom and Triton Datacom earn-out expenses of $0.1 million.  In addition, for the three months ended March 31, 2016, the Company recorded an expense of $0.2 million for the March 2016 earn-out accrual related to the Nave Communications Company acquisition.

Comparison of Results of Operations for the Six Months Ended March 31, 2017 and March 31, 2016

Consolidated

Consolidated sales increased $4.6 million before the impact of intercompany sales, or 24%, to $23.4 million for the six months ended March 31, 2017 from $18.8 million for the six months ended March 31, 2016.  The increase in sales was in both the Cable TV and Telco segment of $0.6 million and $4.0 million, respectively.  Consolidated gross profit increased $1.5 million, or 23%, to $7.8 million for the six months ended March 31, 2017 from $6.3 million for the same period last year.  The increase in gross profit was in both the Cable TV and Telco segment of $0.7 million and $0.8 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.4 million, or 23%, to $7.3 million for the six months ended March 31, 2017 from $5.9 million for the same period last year.  This increase in expenses was due to the Telco segment of $1.4 million, while the Cable TV segment was relatively flat.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses).  Other income, which is our fee for our role in the YKTG Solutions joint venture, for the six months ended March 31, 2016 was $0.1 million.  Equity losses for the six months ended March 31, 2016 were $0.1 million.  For the six months ended March 31, 2017, the Company did not record other income or equity income totaling $0.4 million related to YKTG Solutions as the fees owed to the Company may not ultimately be collectible from YKTG Solutions.

Interest expense increased $0.1 million to $0.2 million for the six months ended March 31, 2017 from $0.1 million for the same period last year primarily related to financing for the Company’s acquisition of Triton Miami.

The provision for income taxes was $0.1 million for the six months ended March 31, 2017, or an effective rate of 29%, from a provision for income taxes of $0.1 million for the six months ended March 31, 2016, or an effective rate of 36%.  The effective rate for the six months ended March 31, 2017 was favorably impacted by net operating losses in states with higher tax rates.

Segment Results

Cable TV

Sales for the Cable TV segment increased $0.6 million to $11.6 million for the six months ended March 31, 2017 from $11.0 million for the same period last year.  The increase in sales was due to an increase in new equipment sales and repair sales of $0.3 million and $0.7 million, respectively, partially offset by a decrease in refurbished equipment revenue of $0.4 million.  The increase in the new equipment sales was due primarily to increased sales in the first quarter of 2017, partially offset by a general decrease in demand in the second quarter.  The increase in repair sales was due primarily to expanding our repair sales with one of our major customers.  Gross margin was 36% for the six months ended March 31, 2017 compared to 32% for the same period last year.

Operating, selling, general and administrative expenses was relatively flat at $3.0 million for both the six months ended March 31, 2017 and 2016.

Telco

Sales for the Telco segment increased $4.0 million to $11.9 million for the six months ended March 31, 2017 from $7.9 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in used equipment sales and recycling revenue of $3.8 million and $0.4 million, respectively, partially offset by a decrease of new equipment sales of $0.2 million.  The increase in Telco equipment sales was primarily due to Triton Datacom, which offset the continued lower sales from the remaining portion of this segment.  The Company is continuing to address the lower sales in this segment by expanding its sales force, targeting a broader end-user customer base, expanding the capacity of the recycling program and testing the used equipment inventory prior to sale to end-user customers.

Gross margin was 31% for the six months ended March 31, 2017 and 36% for the six months ended March 31, 2016.  The decrease in gross margin was due primarily to lower gross margins from equipment sales related to Triton Datacom and lower gross margins for refurbished equipment sales from the remaining portion of this segment as a result of an increased percentage of sales to resellers, which traditionally have lower gross margins, as compared to end-user customers.

Operating, selling, general and administrative expenses increased $1.4 million to $4.3 million for the six months ended March 31, 2017 from $2.9 million for the same period last year.  This increase was due primarily to operating expenses of $1.0 million from Triton Datacom, acquisition-related costs of $0.2 million and Triton Datacom earn-out expenses of $0.1 million.  In addition, for the six months ended March 31, 2016, the Company recorded a reduction in expense of $0.2 million for the March 2016 earn-out accrual related to the Nave Communications Company acquisition.

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

A reconciliation by segment of operating income to EBITDA follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$262,648	$(175,644)	$87,004	$336,279	$(8,070)	$328,209
Depreciation	74,894	39,205	114,099	80,802	27,367	108,169
Amortization	−	328,574	328,574	−	206,451	206,451
EBITDA (a)	$337,542	$192,135	$529,677	$417,081	$225,748	$642,829

(a)
The Telco segment includes earn-out expenses of $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, related to the acquisition of Triton Miami and Nave Communications.

	Six Months Ended March 31, 2017			Six Months Ended March 31, 2016
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$1,171,631	$(657,822)	$513,809	$453,119	$(28,155)	$424,964
Depreciation	148,138	69,748	217,886	153,266	50,083	203,349
Amortization	−	640,560	640,560	−	412,902	412,902
EBITDA (a)	$1,319,769	$52,486	$1,372,255	$606,385	$434,830	$1,041,215

(a)
The Telco segment for the six months ended March 31, 2017 includes acquisition-related costs of $0.2 million. The Telco segment includes earn-out expenses of $0.1 million and $0 for the six months ended March 31, 2017 and 2016, respectively, related to the acquisition of Triton Miami and Nave Communications.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2017, we had total inventory, before the reserve for excess and obsolete inventory, of $25.0 million, consisting of $14.9 million in new products and $10.1 million in used or refurbished products.

For the Cable TV segment, our allowance at March 31, 2017 for excess and obsolete inventory was $2.5 million, which reflects an increase of $0.3 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory allowance and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete or excess equipment on hand is generally processed through our recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.3 million allowance at March 31, 2017.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at March 31, 2017 and September 30, 2016.   At March 31, 2017, accounts receivable, net of allowance for doubtful accounts, was $5.3 million.

Note Receivable Valuation

Included in investment in and loans to equity method investee as of March 31, 2017 is a note receivable from the Company's joint venture partner, YKTG Solutions, of $1.1 million.  To date, this joint venture has incurred operating losses totaling $0.1 million and, as of March 31, 2017, the total assets of the joint venture are less than the amount it owes to ADDvantage.  In 2017, the U.S. wireless provider changed the process for assigning the various sites within the decommission project, which YKTG Solutions believes would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.

Management judgements and estimates are made in connection with collection of the note receivable from the joint venture.  Specifically, since the decommission project on behalf of the U.S. wireless provider has been suspended, we determined the remaining billings and vendor payments to be incurred for this project to determine the ability of the joint venture to satisfy its obligations to the Company.  Based on this analysis, we determined that the remaining net assets of the joint venture will not satisfy the obligation to the Company.  Therefore, the Company did not record management fees or equity income totaling $0.4 million for the six months ended March 31, 2017, as the collectability of the amounts owed to the Company are not reasonably assured.  The Company is pursuing collections from the joint venture partners under personal guarantee agreements the Company has with the joint venture partners.  The investment in and loans to equity method investee reflects the estimated net realizable amount of $0.4 million, after considering the outstanding accounts receivable from and remaining billings to the U.S. wireless provider, which is secured by a credit insurance policy, the remaining vendor payments to YKTG Solutions’ subcontractors, and the personal guarantees the Company has with the joint venture partners.

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

As a result of the Triton Miami acquisition, the Company has recorded an additional provisional goodwill of $2.1 million as the purchase price exceeded the acquisition date fair value of the net assets based on the preliminary purchase price allocation.  The Company is still working with its valuation experts on the valuation of identifiable intangibles and inventories for which any change may impact the goodwill amount recorded.  If information becomes available which would indicate material adjustments are required to the preliminary purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

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

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and have a bank line of credit of up to $7.0 million.  During the six months ended March 31, 2017, we generated $1.9 million of cash flows from operations.  The cash flows from operations was favorably impacted by $0.4 million from a net increase in accounts payable and $0.3 million from a net decrease in inventory.

Cash Flows Used for Investing Activities

During the six months ended March 31, 2017, cash used in investing activities was $5.5 million primarily related to payments of $6.6 million related to the acquisition of Triton Miami as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q and payments of $1.0 million in March 2017 for the final annual installment payment to the Nave Communications owners for deferred consideration resulting from the Nave Communications acquisition.  During the six months ended March 31, 2017, the Company received note receivable payments from the YKTG Solutions joint venture of $2.2 million.

The Company recorded an accrual at present value for deferred consideration of $1.9 million related to the acquisition of Triton Miami, which consists of $2.0 million to be paid in equal annual installments over three years to the Triton Miami owners.  The Company will also make annual payments to the Triton Miami owners, if they have not resigned from Triton Datacom, over the next three years equal to 60% of Triton Datacom’s annual EBITDA in excess of $1.2 million per year, which the Company estimates will be between $0.4 million and $0.7 million annually based on our preliminary purchase price allocation.

Cash Flows Provided by Financing Activities

During the six months ended March 31, 2017, cash provided by financing activities was $3.0 million primarily due to cash borrowings of $4.0 million, partially offset by notes payable payments of $1.0 million.  Cash borrowings were due to a new term loan of $4.0 million under our Credit and Term Loan Agreement.  This term loan was used to assist in the funding of the acquisition of Triton Miami.

During the six months ended March 31, 2017, we made principal payments of $1.0 million on our three term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.  Our third term loan, entered into in connection with the acquisition of Triton Miami, is a three year term loan with monthly principal and interest payments of $118,809 through October 2019.

At March 31, 2017, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at March 31, 2017).  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement, which extended the Line of Credit maturity to March 30, 2018.  The other terms of the Line of Credit remained essentially the same.

We believe that our cash and cash equivalents of $3.9 million at March 31, 2017, cash flows from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment Eight to Amended and Restated Revolving Credit and Term Loan Agreement dated March 31, 2017.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 15, 2017                 /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 15, 2017                 /s/ Scott A. Francis
Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Amendment Eight to Amended and Restated Revolving Credit and Term Loan Agreement dated March 31, 2017.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.