Form 10-Q
period 2017-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2017-08-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2017 were 10,192,244.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2017

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	June 30, 2017 and September 30, 2016

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Nine Months Ended June 30, 2017 and 2016

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2017 and 2016

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	24

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	25

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$3,744,508	$4,508,126
Accounts receivable, net of allowance for doubtful accounts of $250,000	6,024,786	4,278,855
Income tax receivable	101,754	480,837
Inventories, net of allowance for excess and obsolete
inventory of $2,984,641 and $2,570,868, respectively	22,660,271	21,524,919
Prepaid expenses	332,421	323,289
Total current assets	32,863,740	31,116,026

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	4,017,887	3,833,230
Leasehold improvements	202,017	151,957
Total property and equipment, at cost	11,438,582	11,203,865
Less: Accumulated depreciation	(5,320,592)	(4,993,102)
Net property and equipment	6,117,990	6,210,763

Investment in and loans to equity method investee	288,703	2,588,624
Intangibles, net of accumulated amortization	8,860,798	4,973,669
Goodwill	5,970,244	3,910,089
Deferred income taxes	1,490,000	1,333,000
Other assets	136,412	135,988

Total assets	$55,727,887	$50,268,159

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	September 30, 2016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,350,598	$1,857,953
Accrued expenses	1,590,339	1,324,652
Notes payable – current portion	6,828,961	899,603
Other current liabilities	660,919	963,127
Total current liabilities	12,430,817	5,045,335

Notes payable, less current portion	–	3,466,358
Other liabilities	1,358,627	131,410
Total liabilities	13,789,444	8,643,103

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,692,902 and 10,634,893 shares issued, respectively; 10,192,244 and 10,134,235 shares outstanding, respectively	106,929	106,349
Paid in capital	(4,764,953)	(4,916,791)
Retained earnings	47,596,481	47,435,512
Total shareholders’ equity before treasury stock	42,938,457	42,625,070

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,938,443	41,625,056

Total liabilities and shareholders’ equity	$55,727,887	$50,268,159

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales	$12,989,990	$10,060,242	$36,380,572	$28,897,097
Cost of sales	9,234,039	6,594,091	24,836,563	19,080,954
Gross profit	3,755,951	3,466,151	11,544,009	9,816,143
Operating, selling, general and administrative expenses	3,757,027	3,062,288	11,031,276	8,987,316
Income (loss) from operations	(1,076)	403,863	512,733	828,827
Other income (expense):
Other income	–	70,517	–	180,071
Interest income	–	28,950	–	31,122
Income (loss) from equity method investment	–	63,977	–	(77,021)
Interest expense	(85,787)	(54,221)	(279,764)	(184,289)
Total other income (expense), net	(85,787)	109,223	(279,764)	(50,117)

Income (loss) before income taxes	(86,863)	513,086	232,969	778,710
Provision (benefit) for income taxes	(20,000)	197,000	72,000	293,000

Net income (loss)	$(66,863)	$316,086	$160,969	$485,710

Earnings (loss) per share:
Basic	$(0.01)	$0.03	$0.02	$0.05
Diluted	$(0.01)	$0.03	$0.02	$0.05
Shares used in per share calculation:
Basic	10,192,244	10,134,235	10,160,017	10,098,564
Diluted	10,192,244	10,135,607	10,160,582	10,103,054

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
Operating Activities
Net income	$160,969	$485,710
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	328,673	312,403
Amortization	953,871	619,353
Provision for excess and obsolete inventories	433,579	450,000
Deferred income tax benefit	(157,000)	(20,000)
Share based compensation expense	130,390	142,040
Loss from equity method investment	–	77,021
Changes in assets and liabilities:
Accounts receivable	(629,035)	(1,444,754)
Income tax receivable/payable	379,083	(69,597)
Inventories	(420,337)	1,499,557
Prepaid expenses	14,078	(55,183)
Other assets	(424)	(1,310)
Accounts payable	908,972	641,268
Accrued expenses	93,613	25,776
Other liabilities	88,312	(6,127)
Net cash provided by operating activities	2,284,744	2,656,157

Investing Activities
Acquisition of net operating assets	(6,643,540)	(178,000)
Guaranteed payments for acquisition of business	(1,000,000)	(1,000,000)
Loan repayments from (investment in and loans to) equity method investee	2,299,921	(1,592,742)
Purchases of property and equipment	(169,560)	(199,715)
Disposals of property and equipment	1,817	–
Net cash used in investing activities	(5,511,362)	(2,970,457)

Financing Activities
Proceeds from notes payable	4,000,000	–
Debt issuance costs	(16,300)	–
Payments on notes payable	(1,520,700)	(652,912)
Net cash provided by (used in) financing activities	2,463,000	(652,912)

Net decrease in cash and cash equivalents	(763,618)	(967,212)
Cash and cash equivalents at beginning of period	4,508,126	6,110,986
Cash and cash equivalents at end of period	$3,744,508	$5,143,774

Supplemental cash flow information:
Cash paid for interest	$256,882	$153,531
Cash paid for (received from) income taxes	$(200,000)	$351,200

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$(1,836,105)	$–

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

The purchase price for Triton Miami includes the following:

Upfront cash payment	$6,500,000
Deferred guaranteed payments (a)	1,836,105
Working capital purchase adjustment	143,540
Net purchase price	$8,479,645

(a)
This amount represents the present value of $2.0 million in deferred payments, which will be paid in equal annual installments over the next three years.  At June 30, 2017 these deferred payments are recorded in other current liabilities ($0.7 million) and other long-term liabilities ($1.2 million).

The Company will also make annual payments to the Triton Miami owners, if they have not resigned from Triton Datacom, over the next three years equal to 60% of Triton Datacom’s annual EBITDA in excess of $1.2 million per year.  The Company will recognize these annual payments as compensation expense.

Under the acquisition method of accounting, the total purchase price is allocated to Triton Miami’s tangible and intangible assets acquired and liabilities assumed based on their fair values as of October 14, 2016, the effective date of the acquisition.  Any remaining amount is recorded as goodwill.

The following summarizes the final purchase price allocation of the fair value of the assets acquired and the liabilities assumed at October 14, 2016:

Assets acquired:	(in thousands)
Accounts receivable	$1,117
Inventories	1,149
Property and equipment, net	68
Other non-current assets	1
Intangible assets	4,841
Goodwill	2,060
Total assets acquired	9,236

Liabilities assumed:
Accounts payable	584
Accrued expenses	172
Total liabilities assumed	756
Net purchase price	$8,480

The acquired intangible assets of approximately $4.8 million consist of customer relationships, trade name and non-compete agreements with the owners of Triton Miami.

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Triton Miami for the three and nine months ended June 30, 2017 and June 30, 2016, on a pro forma basis, as though the companies had been combined as of October 1, 2015.  The unaudited pro forma earnings for the three months ended June 30, 2016 were adjusted to include intangible amortization expense of $0.1 million and Triton Datacom earn-out expenses of $0.2 million.  The pro forma earnings for the nine months ended June 30, 2017 and June 30, 2016 were adjusted to include intangible amortization expense of $21 thousand and $0.4 million, respectively, and Triton Datacom earn-out expenses of $19 thousand and $0.1 million, respectively.  Incremental interest expense of $44 thousand was included in the three months ended June 30, 2016 and $7 thousand and $0.1 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, as if the $4.0 million term loan used to help fund the acquisition had been entered into on October 1, 2015.  In addition, $21 thousand and $55 thousand of interest expense was included for the guaranteed payments to the Triton Miami owners for the three months and nine months ended June 30, 2016, respectively.  The unaudited pro forma earnings for the three and nine months ended June 30, 2016 were adjusted to include $0.2 million of acquisition-related costs recorded as operating, selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2015, nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2017		2016	2017	2016
	(in thousands, except per share amounts)
Sales	$12,990	(1)	$13,838	$36,819	$35,220
Income (loss) from operations	$(1	)(1)	$477	$744	$1,221
Net income (loss)	$(67	)(1)	$318	$295	$656
Earnings (loss) per share:
Basic	$(0.01	)(1)	$0.03	$0.03	$0.07
Diluted	$(0.01	)(1)	$0.03	$0.03	$0.06

(1)	These amounts are presented in the unaudited Consolidated Condensed Statement of Operations for the quarter ended June 30, 2017.

Note 3 – Inventories

Inventories at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017	September 30, 2016
New:
Cable TV	$14,754,582	$15,087,495
Telco	406,404	–
Refurbished and used:
Cable TV	3,146,248	3,383,079
Telco	7,337,679	5,625,213
Allowance for excess and obsolete inventory:
Cable TV	(2,669,586)	(2,219,586)
Telco	(315,056)	(351,282)

Total inventories	$22,660,271	$21,524,919

New inventory includes products purchased from the manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.  The Telco new and refurbished inventory at June 30, 2017 includes $0.1 million and $1.3 million, respectively from the Triton Miami acquisition.

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales during the nine months ended June 30, 2017, by approximately $0.4 million, to an allowance of $2.7 million at June 30, 2017.

For the Telco segment, any obsolete or excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Telco segment has a $0.3 million allowance at June 30, 2017.

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

The Company’s carrying value in YKTG Solutions was $0.3 million at June 30, 2017 and is reflected in investment in and loans to equity method investee in the Consolidated Condensed Balance Sheets.  During the three and nine months ended June 30, 2017, the Company received payments, net of advances, totaling $0.1 million and $2.3 million, respectively from YKTG Solutions.  In addition, YKTG Solutions entered into a $2.0 million surety payment bond whereby the Company and YKTG, LLC are guarantors under the surety payment bond.  Therefore, the Company’s total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was the $0.3 million carrying value and the $2.0 million surety payment bond.  Therefore, the Company’s total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was the $0.3 million carrying value and the $2.0 million surety payment bond.

To date, this joint venture has incurred net operating losses, and, as of June 30, 2017, the total assets of the joint venture are less than the amount it owes to the Company under a line of credit that the Company provided to YKTG Solutions.  Since YKTG Solutions has suspended any additional work for the U.S. wireless provider and YKTG Solutions will not have sufficient assets to repay the line of credit owed to the Company, the Company is pursuing collecting the outstanding line of credit from the YKTG, LLC owners under the personal guarantees they each have with the Company.  For the three and nine months ended June 30, 2017, the Company did not record management fees related to the joint venture billings or equity income totaling $12 thousand and $0.3 million, respectively, as the collectability of the amounts are not reasonably assured.  After estimating the outstanding accounts receivable from and remaining billings to the U.S. wireless provider, the remaining vendor payments to YKTG Solutions’ subcontractors, the personal guarantees the Company has with the joint venture partners and the equity losses already recorded, the Company has adjusted the investment in and loans to equity method investee to the net realizable amount of $0.3 million.

Note 5 – Intangible Assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Triton Miami acquisition, the Company has recorded additional intangible assets for customer relationships, trade name and non-compete agreements (see Note 2).  The intangible assets with their associated accumulated amortization amounts at June 30, 2017 and September 30, 2016 are as follows:

	June 30, 2017
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,694,890)	$6,457,110
Technology – 7 years	1,303,000	(620,473)	682,527
Trade name – 10 years	2,119,000	(489,506)	1,629,494
Non-compete agreements – 3 years	374,000	(282,333)	91,667

Total intangible assets	$11,948,000	$(3,087,202)	$8,860,798

	September 30, 2016
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(1,099,721)	$3,157,279
Technology – 7 years	1,303,000	(480,866)	822,134
Trade name – 10 years	1,293,000	(334,023)	958,977
Non-compete agreements – 3 years	254,000	(218,721)	35,279

Total intangible assets	$7,107,000	$(2,133,331)	$4,973,669

Note 6 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  Revolving credit and term loans created under the Credit and Term Loan Agreement are collateralized by inventory, accounts receivable, equipment and fixtures, general intangibles and a mortgage on certain property.  Among other financial covenants, the Credit and Term Loan Agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 and a leverage ratio (total funded debt to EBITDA) of not more than 2.50 to 1.0.  Both financial covenants are determined quarterly.  The Company was not in compliance with the fixed charge ratio at June 30, 2017.  The Company notified its primary financial lender of the covenant violation, and on August 8, 2017, the primary financial lender granted a waiver of the covenant violation under the Credit and Term Loan Agreement.  Although the covenant violation was waived at June 30, 2017, the Company believes it may again be out of compliance with its debt covenants at September 30, 2017, and therefore has classified the $6.8 million outstanding balance of its term loans under the Credit and Term Loan Agreement, as current liabilities.

At June 30, 2017, the Company has three term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $0.8 million at June 30, 2017 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (2.48% at June 30, 2017) and is reset monthly.

The second outstanding term loan has an outstanding balance of $2.9 million at June 30, 2017 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.

In connection with the acquisition of Triton Miami, the Company entered into a third term loan under the Credit and Term Loan Agreement in the amount of $4.0 million.  This term loan has an outstanding balance of $3.1 million at June 30, 2017 and is due on October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement.  This amendment extended the Revolving Line of Credit (“Line of Credit”) maturity to March 30, 2018, while other terms of the Line of Credit remained essentially the same.  At June 30, 2017, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.97% at June 30, 2017), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 30, 2018.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at June 30, 2017.

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

The Company has determined the fair value of its fixed-rate term loans utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loans using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second outstanding fixed rate loan was $2.8 million as of June 30, 2017.  The fair value of the Company’s third outstanding fixed rate loan was $3.1 million at June 30, 2017.

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

Basic and diluted earnings per share for the three and nine months ended June 30, 2017 and 2016 are:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$(66,863)	$316,086	$160,969	$485,710

Basic weighted average shares	10,192,244	10,134,235	10,160,017	10,098,564
Effect of dilutive securities:
Stock options	–	1,372	565	4,490
Diluted weighted average shares	10,192,244	10,135,607	10,160,582	10,103,054
Earnings (loss) per common share:
Basic	$(0.01)	$0.03	$0.02	$0.05
Diluted	$(0.01)	$0.03	$0.02	$0.05

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Stock options excluded	700,000	520,000	650,000	520,000
Weighted average exercise price of
stock options	$2.54	$2.83	$2.60	$2.83
Average market price of common stock	$1.72	$1.80	$1.77	$1.92

Note 8 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At June 30, 2017, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 246,202 shares were available for future grants.

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

A summary of the status of the Company's stock options at June 30, 2017 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2016	570,000	$2.73
Granted	140,000	1.80
Exercised	–	–
Expired	(10,000)	3.45
Forfeited	–	–
Outstanding at June 30, 2017	700,000	$2.54

Exercisable at June 30, 2017	526,667	$2.78

The Company granted nonqualified stock options of 140,000 shares for the nine months ended June 30, 2017.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the nine months ended June 30, 2017 are as follows:

Nine Months Ended June 30, 2017
Estimated fair value of options at grant date	$96,690
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatility factor	35%
Average risk-free interest rate	2.4%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2017 is as follows:

Nine Months Ended June 30, 2017
Fiscal year 2012 grant	$5,359
Fiscal year 2014 grant	$13,575
Fiscal year 2016 grant	$12,166
Fiscal year 2017 grant	$16,320

The Company records compensation expense over the vesting term of the related options.  At June 30, 2017, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $93,808.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales
Cable TV	$6,037,503	$5,942,856	$17,609,293	$16,966,744
Telco	6,954,787	4,134,665	18,858,229	12,053,568
Intercompany	(2,300)	(17,279)	(86,950)	(123,215)
Total sales	$12,989,990	$10,060,242	$36,380,572	$28,897,097

Gross profit
Cable TV	$1,874,513	$2,126,744	$6,029,913	$5,612,691
Telco	1,881,438	1,339,407	5,514,096	4,203,452
Total gross profit	$3,755,951	$3,466,151	$11,544,009	$9,816,143

Income (loss) from operations
Cable TV	$414,383	$528,651	$1,586,013	$981,770
Telco	(415,459)	(124,788)	(1,073,280)	(152,943)
Total income (loss) from operations	$(1,076)	$403,863	$512,733	$828,827

	June 30, 2017	September 30, 2016
Segment assets
Cable TV	$25,316,017	$25,201,697
Telco	24,282,315	15,122,911
Non-allocated	6,129,555	9,943,551
Total assets	$55,727,887	$50,268,159

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

Recent Business Developments

Business Strategy

The Company continues to have a growth strategy consisting both of organic growth and strategic acquisitions within the broader telecommunications industry.  To date, we have completed two acquisitions, Nave Communications Company and Triton Datacom, under this strategy, which make up our Telco segment.  Due primarily to these two acquisitions, in May of 2017, the Company hired a VP of Sales to manage the overall sales force of the Company.  In recent months, Nave Communications has experienced lower sales, and therefore its operating results have been lower than expected.  Since joining the Company in May, the VP of Sales has been focused on the development and implementation of an improved sales strategy and organization for Nave Communications with the goal to increase the sales volume and improve profitability of the overall Telco segment.

As a result of the lower operating results from the Telco segment, the Company was out of compliance with its fixed charge coverage ratio debt covenant with its primary financial lender at June 30, 2017.  The Company has obtained a waiver from its primary financial lender for the covenant violation.

Due to the lower than expected operating results from the Telco segment, the Company has temporarily suspended its strategic acquisition plan.  Once the sales strategy is implemented within the Telco segment and their operating results improve on a sustainable basis, we plan to resume our strategic acquisitions strategy within the broader telecommunications industry in order to further expand our Company within the industry.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business subjects the company to additional risks and we can give no assurance to the ultimate outcomes of such transactions.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and June 30, 2016

Consolidated

Consolidated sales increased $2.9 million before the impact of intercompany sales, or 29%, to $13.0 million for the three months ended June 30, 2017 from $10.1 million for the three months ended June 30, 2016.  The increase in sales was in both the Telco segment and Cable segment of $2.9 million and $0.1 million, respectively.  Consolidated gross profit increased $0.3 million, or 8%, to $3.8 million for the three months ended June 30, 2017 from $3.5 million for the same period last year.  The increase in gross profit was in the Telco segment of $0.5 million, offset by a decrease in the Cable TV segment of $0.2 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.7 million, or 23%, to $3.8 million for the three months ended June 30, 2017 from $3.1 million for the same period last year.  This increase in expenses was due to the Telco segment of $0.8 million, while the Cable TV segment decreased by $0.1 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses).  Other income, which is our fee for our role in the YKTG Solutions joint venture, for the three months ended June 30, 2016 was $0.1 million.  Equity income for the three months ended June 30, 2016 was $0.1 million.  For the three months ended June 30, 2017, the Company did not record other income or equity income related to YKTG Solutions as the fees owed to the Company may not ultimately be collectible from YKTG Solutions.

Interest expense remained flat at $0.1 million for both the three months ended June 30, 2017 and June 30, 2016.

The benefit for income taxes was $20 thousand for the three months ended June 30, 2017, or an effective rate of 23%, from a provision for income taxes of $0.2 million for the three months ended June 30, 2016, or an effective rate of 38%.  The effective rate for the three months ended June 30, 2017 was favorably impacted by net operating losses in states with higher tax rates.

Segment Results

Cable TV

Sales for the Cable TV segment increased $0.1 million to $6.0 million for the three months ended June 30, 2017 from $5.9 million for the same period last year.  The increase in sales was due to an increase in new equipment sales and repairs sales of $0.2 million and $0.3 million, respectively, partially offset by a decrease in refurbished equipment sales of $0.4 million.  The increase in the new equipment sales and repairs sales was due primarily to an overall increase in demand for the three months ended June 30, 2017 as compared to last year.  Gross margin was 31% for the three months ended June 30, 2017 compared to 36% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.1 million to $1.5 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016.

Telco

Sales for the Telco segment increased $2.9 million to $7.0 million for the three months ended June 30, 2017 from $4.1 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in used equipment sales and new equipment revenue of $3.0 million and $0.1 million, respectively, partially offset by a decrease in recycle revenue of $0.2 million.  The increase in Telco used equipment sales was primarily due to Triton Datacom, which offset the continued lower sales from the remaining portion of this segment.  The Company is continuing to address the lower sales in this segment by restructuring and expanding its sales force, targeting a broader end-user customer base, increasing sales to the reseller market, expanding the capacity of the recycling program and testing the used equipment inventory prior to sale to end-user customers.

Gross margin was 27% for the three months ended June 30, 2017 and 32% for the three months ended June 30, 2016.  The decrease in gross margin was due primarily to gross margins from equipment sales related to Triton Datacom and lower gross margins for refurbished equipment sales from the remaining portion of this segment as a result of an increased percentage of sales to resellers as compared to end-user customers and increased sourcing of equipment to fulfill equipment sales.

Operating, selling, general and administrative expenses increased $0.8 million to $2.3 million for the three months ended June 30, 2017 from $1.5 million for the same period last year.  This increase was due primarily to operating expenses of $0.8 million from Triton Datacom and Triton Datacom earn-out expenses of $0.1 million.

Comparison of Results of Operations for the Nine Months Ended June 30, 2017 and June 30, 2016

Consolidated

Consolidated sales increased $7.5 million before the impact of intercompany sales, or 26%, to $36.4 million for the nine months ended June 30, 2017 from $28.9 million for the nine months ended June 30, 2016.  The increase in sales was in both the Cable TV and Telco segment of $0.6 million and $6.8 million, respectively.  Consolidated gross profit increased $1.7 million, or 18%, to $11.5 million for the nine months ended June 30, 2017 from $9.8 million for the same period last year.  The increase in gross profit was in both the Cable TV and Telco segment of $0.4 million and $1.3 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.0 million, or 23%, to $11.0 million for the nine months ended June 30, 2017 from $9.0 million for the same period last year.  This increase in expenses was due to the Telco segment of $2.2 million, partially offset by a decrease in the Cable TV segment of $0.2 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses).  Other income, which is our fee for our role in the YKTG Solutions joint venture, for the nine months ended June 30, 2016 was $0.2 million.  Equity losses for the nine months ended June 30, 2016 were $0.1 million.  For the nine months ended June 30, 2017, the Company did not record other income or equity income related to YKTG Solutions as the fees owed to the Company may not ultimately be collectible from YKTG Solutions.

Interest expense increased $0.1 million to $0.3 million for the nine months ended June 30, 2017 from $0.2 million for the same period last year primarily related to financing for the Company’s acquisition of Triton Miami.

The provision for income taxes was $0.1 million for the nine months ended June 30, 2017, or an effective rate of 31%, from a provision for income taxes of $0.3 million for the nine months ended June 30, 2016, or an effective rate of 38%.  The effective rate for the nine months ended June 30, 2017 was favorably impacted by net operating losses in states with higher tax rates.

Segment Results

Cable TV

Sales for the Cable TV segment increased $0.6 million to $17.6 million for the nine months ended June 30, 2017 from $17.0 million for the same period last year.  The increase in sales was due to an increase in new equipment sales and repair sales of $0.5 million and $0.9 million, respectively, partially offset by a decrease in refurbished equipment revenue of $0.8 million.  The increase in the new equipment sales was due primarily to increased sales in the first and third quarters of 2017, partially offset by a general decrease in demand in the second quarter.  The increase in repair sales was due primarily to expanding our repair sales with one of our major customers.  Gross margin was 34% for the nine months ended June 30, 2017 compared to 33% for the same period last year.

Operating, selling, general and administrative expenses decreased $0.2 million to $4.4 million for the nine months ended June 30, 2017 from $4.6 million for the same period last year.  This decrease was primarily due to a decrease in personnel costs.

Telco

Sales for the Telco segment increased $6.8 million to $18.9 million for the nine months ended June 30, 2017 from $12.1 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in used equipment sales and recycling revenue of $6.6 million and $0.2 million, respectively.  The increase in Telco equipment sales was primarily due to Triton Datacom, which offset the continued lower sales from the remaining portion of this segment.  The Company is continuing to address the lower sales in this segment by restructuring and expanding its sales force, targeting a broader end-user customer base, increasing sales to the reseller market, expanding the capacity of the recycling program and testing the used equipment inventory prior to sale to end-user customers.

Gross margin was 29% for the nine months ended June 30, 2017 and 35% for the nine months ended June 30, 2016.  The decrease in gross margin was due primarily to lower gross margins from equipment sales related to Triton Datacom and lower gross margins for refurbished equipment sales from the remaining portion of this segment as a result of an increased percentage of sales to resellers as compared to end-user customers and increased sourcing of equipment to fulfill equipment sales.

Operating, selling, general and administrative expenses increased $2.2 million to $6.5 million for the nine months ended June 30, 2017 from $4.3 million for the same period last year.  This increase was due primarily to operating expenses of $2.0 million from Triton Datacom, acquisition-related costs of $0.2 million and Triton Datacom earn-out expenses of $0.2 million.  In addition, for the nine months ended June 30, 2016, the Company recorded a reduction in expense of $0.2 million for the March 2016 earn-out accrual related to the Nave Communications Company acquisition.

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

A reconciliation by segment of operating income (loss) to EBITDA follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$414,383	$(415,459)	$(1,076)	$528,651	$(124,788)	$403,863
Depreciation	77,114	33,673	110,787	84,152	24,902	109,054
Amortization	−	313,311	313,311	−	206,451	206,451
EBITDA (a)	$491,497	$(68,475)	$423,022	$612,803	$106,565	$719,368

(a)
The Telco segment includes earn-out expenses of $0.1 million and zero for the three months ended June 30, 2017 and 2016, respectively, related to the acquisition of Triton Miami and Nave Communications.

	Nine Months Ended June 30, 2017			Nine Months Ended June 30, 2016
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$1,586,013	$(1,073,280)	$512,733	$981,770	$(152,943)	$828,827
Depreciation	225,253	103,420	328,673	237,418	74,985	312,403
Amortization	−	953,871	953,871	−	619,353	619,353
EBITDA (a)	$1,811,266	$(15,989)	$1,795,277	$1,219,188	$541,395	$1,760,583

(a)
The Telco segment for the nine months ended June 30, 2017 includes acquisition-related costs of $0.2 million. The Telco segment also includes earn-out expenses of $0.2 million and zero for the nine months ended June 30, 2017 and 2016, respectively, related to the acquisition of Triton Miami and Nave Communications.

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

Our inventories consist of new and used electronic components for the cable television industry.  Inventory is stated at the lower of cost and net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2017, we had total inventory, before the reserve for excess and obsolete inventory, of $25.6 million, consisting of $15.1 million in new products and $10.5 million in used or refurbished products.

For the Cable TV segment, our allowance at June 30, 2017 for excess and obsolete inventory was $2.7 million, which reflects an increase of $0.4 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory allowance and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete or excess equipment on hand is generally processed through our recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.3 million allowance at June 30, 2017.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at June 30, 2017 and September 30, 2016.   At June 30, 2017, accounts receivable, net of allowance for doubtful accounts, was $6.0 million.

Note Receivable Valuation

Included in investment in and loans to equity method investee as of June 30, 2017 is a note receivable from the Company's joint venture partner, YKTG Solutions, of $1.0 million.  To date, this joint venture has incurred operating losses totaling $0.3 million and, as of June 30, 2017, the total assets of the joint venture are less than the amount it owes to ADDvantage.  In 2017, the U.S. wireless provider changed the process for assigning the various sites within the decommission project, which YKTG Solutions believes would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.

Management judgements and estimates are made in connection with collection of the note receivable from the joint venture.  Specifically, since the decommission project on behalf of the U.S. wireless provider has been suspended, we determined the remaining billings and vendor payments to be incurred for this project to determine the ability of the joint venture to satisfy its obligations to the Company.  Based on this analysis, we determined that the remaining net assets of the joint venture will not satisfy the obligation to the Company.  Therefore, the Company did not record management fees or equity income totaling $0.3 million for the nine months ended June 30, 2017, as the collectability of the amounts owed to the Company are not reasonably assured.  The Company is pursuing collections from the joint venture partners under personal guarantee agreements the Company has with the joint venture partners.  The investment in and loans to equity method investee reflects the estimated net realizable amount of $0.3 million, after considering the outstanding accounts receivable from and estimated remaining billings to the U.S. wireless provider, the estimated remaining vendor payments to YKTG Solutions’ subcontractors, and the personal guarantees the Company has with the joint venture partners.

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

Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a trend of negative segment operating results, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of each reporting unit also may change.

As a result of the Triton Miami acquisition, the Company has recorded an additional provisional goodwill of $2.1 million as the purchase price exceeded the acquisition date fair value of the net assets based on the purchase price allocation.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Triton Miami acquisition, the Company has recorded additional intangible assets for customer relationships of $3.9 million, trade name of $0.8 million and non-compete agreements of $0.1 million based on the purchase price allocation.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through operations, and have a bank line of credit of up to $7.0 million.  During the nine months ended June 30, 2017, we generated $2.3 million of cash flows from operations.  The cash flows from operations was favorably impacted by $0.9 million from a net increase in accounts payable and $0.4 million from a net decrease in income tax receivable.

Cash Flows Used for Investing Activities

During the nine months ended June 30, 2017, cash used in investing activities was $5.5 million.  The cash used in investing activities is primarily related to payments of $6.6 million related to the acquisition of Triton Miami, as discussed in Note 2 of the Notes to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, and payments of $1.0 million in March 2017 for the final annual installment payment from the Nave Communications acquisition.  Additionally, during the nine months ended June 30, 2017, cash used in investing activities was offset by note receivable payments from the YKTG Solutions joint venture of $2.3 million.

The Company recorded an accrual at present value for deferred consideration of $1.8 million related to the acquisition of Triton Miami, which consists of $2.0 million to be paid in equal annual installments over three years to the Triton Miami owners.  The Company will also make annual payments to the Triton Miami owners, if they have not resigned from Triton Datacom, over the next three years equal to 60% of Triton Datacom’s annual EBITDA in excess of $1.2 million per year, which the Company estimates will be between $0.4 million and $0.7 million annually.

Cash Flows Provided by Financing Activities

During the nine months ended June 30, 2017, cash provided by financing activities was $2.5 million primarily due to cash borrowings of $4.0 million, partially offset by notes payable payments of $1.5 million.  Cash borrowings were due to a new term loan of $4.0 million under our Credit and Term Loan Agreement.  This term loan was used to assist in the funding of the acquisition of Triton Miami.

During the nine months ended June 30, 2017, we made principal payments of $1.5 million on our three term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.  Our third term loan, entered into in connection with the acquisition of Triton Miami, is a three year term loan with monthly principal and interest payments of $118,809 through October 2019.

At June 30, 2017, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at June 30, 2017).  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement, which extended the Line of Credit maturity to March 30, 2018.  The other terms of the Line of Credit remained essentially the same.

We believe that our cash and cash equivalents of $3.7 million at June 30, 2017, cash flows from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

At June 30, 2017, we were not in compliance with our fixed charge coverage ratio debt covenant with our primary financial lender under our Credit and Term Loan Agreement.  We notified our primary financial lender of the covenant violation, and on August 8, 2017, the primary financial lender granted a waiver of the covenant violation.  Although the violation has been waived at June 30, 2017, we believe that the Company may again be out of compliance with our debt covenants at September 30, 2017.  This covenant violation was due primarily to lower operating results from our Telco segment in fiscal year 2017.

Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness or preventing access to additional funds under the Credit and Term Loan Agreement, or requiring prepayment of outstanding indebtedness under the Credit and Term Loan Agreement.  If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available, and we may not be able to continue operations as planned. The indebtedness under the Credit and Term Loan Agreement is secured by a security interest in substantially all of our tangible and intangible assets of the Company.  If we are unable to repay such indebtedness, the lender could foreclose on these assets.  However, given our ability to continue to service our debt, our past relationship with our primary financial lender and the sales strategy we are implementing within our Telco segment, we expect to be able to obtain covenant waivers from our primary financial lender until such time that we are in compliance with our debt covenants.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 14, 2017                /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 14, 2017                /s/ Scott A. Francis
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