Form 10-K
period 2017-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2017-12-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2017 was $10,673,601.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,225,995 as of November 30, 2017.
Documents Incorporated by Reference

The identified sections of definitive Proxy Statement to be filed as Schedule 14A pursuant to Regulation 14A in connection with the Registrant’s 2018 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2017

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

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television and telecommunications industries.  We also provide equipment repair services to cable operators.  In addition, we offer our telecommunications customers decommissioning services for surplus and obsolete equipment, which we in turn process through our recycling services.

Several of our subsidiaries, through their long-standing relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  ADDvantage has a reseller agreement with Arris Solutions to sell cable television equipment in the United States.  We are one of only three distributors of Arris broadband products.  We are a distributor of Cisco video products as a Cisco Premier Partner, which allows us to sell Cisco’s IT related products.  In addition, we are designated as an authorized third party Cisco repair center for select video products.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.

In addition to offering a broad range of new products, we sell surplus-new and refurbished equipment that we purchase in the market as a result of cable or telecommunications operator system upgrades or an overstock in their warehouses.  We maintain one of the industry's largest inventories of new and used equipment, which allows us to expedite delivery of products to our customers.  We continually evaluate new product offerings in the broader telecommunications industry as technology in this industry evolves rapidly and will upgrade our product offerings for our customers in order to stay current with their technology platforms.

Most of our subsidiaries operate technical service centers that service/repair most brands of cable television equipment.

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

The Cable TV segment sells new, surplus and refurbished cable television equipment to cable television operators (called multiple system operators or “MSOs”) or other resellers that sell to these customers throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment repairs cable television equipment for various companies.

The Telco segment provides quality new and used telecommunication networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers by utilizing its inventory from a broad range of manufacturers as well as other supply channels.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

Products and Services

Cable TV Segment

We offer our customers a wide range of new, surplus-new and refurbished products across the leading OEM suppliers in the industry that are used in connection with video, telephone and internet data signals.

Headend Products – Headend products are used by a system operator for signal acquisition, processing and manipulation for further transmission.  Among the products we offer in this category are satellite receivers, integrated receiver/decoders, demodulators, modulators, antennas and antenna mounts, amplifiers, equalizers and processors.  The headend of a television signal distribution system is the “brain” of the system; the central location where the multi-channel signal is initially received, converted and allocated to specific channels for distribution.  In some cases, where the signal is transmitted in encrypted form or digitized and compressed, the receiver will also be required to decode the signal.

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

Hardware Equipment – We inventory and sell to our customers other hardware such as connector and cable products.

We offer repair services for most brands of cable equipment at each of our locations.

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

Customer Premise Equipment – CPE includes integrated access devices, channel banks, internet protocol private branch exchange (“IP PBX”) phones, and routers that are placed inside the customer site that will receive the communication signal from the communication services provider.

In addition, we offer our customers decommissioning services for surplus and obsolete equipment, which we then process through our Responsible Recycling (“R2”)-certified recycling program.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2017	2016	2015
United States
Cable TV	$21,566,082	$21,936,344	$23,975,197
Telco (a)	22,822,538	13,693,837	16,031,293
Canada, Central America, Asia, Europe, Mexico, South America and Other
Cable TV	1,240,093	1,055,682	1,418,488
Telco (a)	3,085,033	1,977,401	2,308,642
	$48,713,746	$38,663,264	$43,733,620

(a)  The Telco segment revenues for fiscal year 2017 include Triton Datacom revenues from October 14, 2016 through September 30, 2017.

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2017, Cable TV segment sales of new products represented 61% of Cable TV segment revenues and refurbished product sales represented 18%.  Repair and other services contributed the remaining 21% of Cable TV segment revenues.  Telco segment sales of new products represented 5% of Telco segment revenues and refurbished products represented 87%.  Recycle sales and other services contributed the remaining 8% of Telco segment revenues.

We market and sell our products to franchise and private MSOs, telecommunication companies, system contractors and other resellers.  Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff as well as our outside sales representatives located in various geographic and strategic areas of the country.  The majority of our sales activity is generated through customer relationships developed by our sales personnel and executives, referrals from manufacturers we represent, trade shows and advertising in trade journals.

We maintain a wide breadth of new and used products and many times can offer our customers same day shipments.  We carry one of the most diverse inventories of any cable television or telecommunication product reseller in the country, and we have access to additional inventory via our various supply channels.  We believe our investment in on-hand inventory, our product supply channels, our network of regional repair centers and our experienced sales and customer service team create a competitive advantage for us.

Suppliers

In fiscal year 2017, the Cable TV segment purchased approximately 24% of its total inventory purchases directly from Arris Solutions and approximately 16% of its total inventory purchases either directly from Cisco or indirectly through Cisco’s primary stocking distributor.  In addition to purchasing inventory from OEMs, this segment purchases used or surplus-new inventory from MSOs, who have upgraded or are in the process of upgrading their systems, and from other resellers in this industry.

In fiscal year 2017, the Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.  This segment of our business primarily purchases its used inventory from telecommunication companies and wholesale suppliers that have excess equipment on hand or have upgraded their systems or from other resellers in this industry.

Seasonality

In the Cable TV segment, many of the products that we sell are installed outdoors and can be damaged by storms and power surges.  Consequently, we can experience increased demand on certain product offerings during the months between late spring and early fall when severe weather tends to be more prominent than at other times during the year.

In the Telco segment, we do not anticipate that quarterly operating results will generally be impacted by seasonal fluctuations, except in the event that a major catastrophic event impacts the telecommunications infrastructure in an area.

Competition

The overall telecommunications equipment industry is highly competitive.  We compete with numerous resellers in the marketplace and declines in the economy have reduced the amount of capital expenditures in our industry, which heightens the competition.

Cable TV Segment

We believe we have differentiated ourselves from the OEMs, other resellers and repair operations in the marketplace in the following ways:
•	we sell both new and refurbished Cable TV equipment as well as repair what we sell, while most of our competition does not offer all of these services;
•	we stock both new and refurbished inventory;
•	we stock a wide breadth of inventory, which many of our competitors do not, due to working capital constraints;
•	we can reconfigure new and refurbished equipment to meet the different needs of our customers;
•	we can meet our customers’ timing needs for product due to our inventory on hand; and
•	we have experienced sales support staff that have the technical know-how to assist our customers regarding solutions for various products and configurations.
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

Telco Segment

For the Telco segment, we believe our differentiation from other resellers in the marketplace is primarily the following:
•	we stock a broad range of used inventory, which allows us to meet our customers’ timing needs;
•	our ability to source unique and sometimes very limited quantities of products in the industry;
•	we have experienced sales support staff that have strong relationships with our customers and technical knowledge of the products we offer;
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

Working Capital Practices

Working capital practices in our business center on inventory and accounts receivable.  We choose to carry a relatively large volume of inventory due to our on-hand, on-demand business model.  We typically utilize excess cash flows to reinvest in inventory to maintain or expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  In 2018, we will be working on reducing our inventory in both the Cable TV and Telco segments inventory, which should provide further liquidity for our Company.  Our working capital requirements are generally met by cash flows from operations. In addition, we have a bank line of credit that can be utilized for working capital requirements.  The bank line of credit is limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  We expect to have sufficient funds available from our cash on hand, future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business on an on-going basis.   Sales to our largest customer accounted for approximately 6% of our consolidated sales in fiscal year 2017, while our sales to our largest five customers were 21% of our consolidated sales in fiscal year 2017, three of which were in the Cable TV segment and two were in the Telco segment.

Personnel

At September 30, 2017, we had 176 employees, including 173 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2. Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

Cable TV Segment

•
Broken Arrow, Oklahoma – We own a facility in a suburb of Tulsa consisting of our headquarters, additional offices, warehouse and service center of approximately 162,500 square feet on ten acres, with an investment of $4.9 million, financed by a loan with a remaining balance of $0.8 million, due in monthly payments through 2021 at an interest rate of LIBOR plus 1.4%.

•	Deshler, Nebraska – We own a facility near Lincoln consisting of land and an office, warehouse and service center of approximately 8,000 square feet.

•
Warminster, Pennsylvania – We own a facility in a suburb of Philadelphia consisting of an office, warehouse and service center of approximately 12,000 square feet, with an investment of $0.6 million.  We also lease property of approximately 2,000 square feet, with monthly rental payments of $1,467 through December 31, 2018.  We also rent on a month-to-month basis another property of approximately 2,000 square feet, with monthly rental payments of $1,325.

•	Sedalia, Missouri – We own a facility near Kansas City consisting of land, an office, warehouse and service center of approximately 60,300 square feet.

•	New Boston, Texas – We own a facility near Texarkana consisting of land, an office, warehouse and service center of approximately 13,000 square feet.

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

Telco Segment

•
Jessup, Maryland – We lease a facility in a suburb of Baltimore consisting of an office, warehouse, and service center of approximately 88,000 square feet, with monthly rental payments of $43,076 increasing each year by 2.5% through November 30, 2023.

•
Miami, Florida – We lease four different adjoining properties in Miami, Florida consisting of office space, warehouse, and service center totaling approximately 9,000 square feet with monthly rental payments to a Company owned by two employees of $12,626 per month through December 31, 2019 for three of the properties.  We pay an unrelated third party lease payments of $2,461 per month through August 31, 2018 for the remaining property.

We believe that our current facilities are adequate to meet our needs.

Item 3. Legal Proceedings.

From time to time in the ordinary course of business, we have become a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2017	High	Low

First Quarter	$1.94	$1.60
Second Quarter	$2.08	$1.70
Third Quarter	$1.92	$1.58
Fourth Quarter	$1.70	$1.32

Year Ended September 30, 2016	High	Low

First Quarter	$2.38	$1.30
Second Quarter	$2.07	$1.57
Third Quarter	$2.04	$1.67
Fourth Quarter	$2.31	$1.70

Holders

At November 30, 2017, we had approximately 60 shareholders of record and, based on information received from brokers, there were approximately 1,500 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2017:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	700,000	$2.54	212,451
Equity compensation plans not approved by security holders	0	0	0
Total	700,000	$2.54	212,451

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013

Sales	$48,714	$38,663	$43,734	$35,889	$28,677

Income from operations	$146	$344	$2,576	$1,097	$2,896

Income (loss) from continuing operations	$(98)	$294	$1,498	$659	$1,772

Continuing operations earnings (loss) per share
Basic	$(0.01)	$0.03	$0.15	$0.07	$0.18
Diluted	$(0.01)	$0.03	$0.15	$0.07	$0.18

Total assets	$54,848	$50,268	$51,687	$53,139	$42,923

Long-term obligations inclusive of current maturities	$6,284	$4,366	$5,240	$6,086	$1,503

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

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and refurbished cable television equipment to cable MSOs throughout North America, Central America and South America as well as other resellers who sell to these types of customers.  Our Cable TV segment is a Premier Partner for Cisco’s products, which allows them to sell both video-related and IT-related products in the United States and a leading distributor of Arris broadband products.  The Cable Television segment distributes products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.  In addition, we operate technical service centers that offer repair services for our cable MSO customers on most products that we sell.

Telecommunications (“Telco”)

The Company’s Telco segment primarily sells certified used telecommunications networking equipment from a broad range of manufacturers to customers primarily in North America.  In addition, this segment is a reseller of new telecommunications equipment from certain manufacturers.  Also, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling services.  As a result of the Triton Miami, Inc. (“Triton Miami”) acquisition , this segment includes the Company’s newly formed Triton Datacom subsidiary, a provider of new and refurbished enterprise networking products, including IP desktop phones, enterprise switches and wireless routers.

Recent Business Developments

Business Strategy

The Company continues to have a growth strategy consisting both of organic growth and strategic acquisitions within the broader telecommunications industry.  To date, we have completed two acquisitions under this strategy, Nave Communications Company (“Nave Communications”) and Triton Miami, which make up our Telco segment.  Due primarily to these two acquisitions, in May of 2017, the Company hired a VP of Sales to manage the overall sales force of the Company.  In 2017, Nave Communications experienced lower sales volumes due primarily to attrition in its sales force, and therefore its operating results were lower than expected.  Since joining the Company in May, the VP of Sales has been focused on the development and implementation of an improved sales strategy and organization for Nave Communications with the goal to increase the sales volume and improve profitability of the overall Telco segment.

Primarily as a result of the lower operating results from the Telco segment, the Company was out of compliance with its fixed charge coverage ratio debt covenant with its primary financial lender at September 30, 2017.  The Company has obtained a waiver from its primary financial lender for the covenant violation.

Due to the lower than expected operating results from the Telco segment, the Company has temporarily suspended its strategic acquisition plan.  As the sales strategy is implemented within the Telco segment and their operating results improve on a sustainable basis, we plan to resume our strategic acquisitions strategy within the broader telecommunications industry in order to further expand our Company within the industry.  It should be noted, however, that the identification and completion of acquisitions on terms favorable to the Company and the successful integration of acquired businesses into our existing business subjects the company to additional risks and we can give no assurance to the ultimate outcomes of such transactions.

Results of Operations

Year Ended September 30, 2017, compared to Year Ended September 30, 2016 (all references are to fiscal years)

Consolidated

Consolidated sales increased $10.0 million before the impact of intersegment sales, or 26%, to $48.7 million for 2017 from $38.7 million for 2016.  The increase in sales was due to an increase in the Telco segment of $10.2 million, partially offset by a decrease in the Cable TV segment of $0.2 million.

Consolidated gross profit increased $2.4 million, or 19%, to $14.8 million for 2017 from $12.4 million for 2016.  The increase in gross profit was due to an increase in the Telco segment of $2.4 million.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.6 million, or 21%, to $14.7 million for 2017 compared to $12.1 million for 2016.  This increase was primarily due to increased expenses of the Telco segment of $3.0 million, partially offset by a decrease in Cable TV segment expenses of $0.4 million.

Other income and expense consists of activity related to our investment in YKTG Solutions, including other income, interest income and equity earnings (losses), and interest expense related to our notes payable.  Other income, which represents our fee for our role in the YKTG Solutions projects, was zero for 2017 compared to $0.5 million for 2016.  Equity income for 2017 was zero compared to an equity loss of $0.2 million for 2016.  The decommission work on cell tower sites in the northeast on behalf of a major U.S. wireless provider incurred an equity loss of $0.5 million for 2016.  This equity loss was partially offset by another project with a major U.S. telecommunications provider, which generated equity earnings of $0.3 million for 2016.  For the year ended September 30, 2017, the Company did not record other income or equity income related to YKTG Solutions as the fees owed to the Company may not ultimately be collectible from YKTG Solutions.

Interest expense increased $0.2 million to $0.4 million for 2017 from $0.2 million for the same period last year primarily related to financing the Company’s acquisition of Triton Miami.

The benefit for income taxes from continuing operations was $0.1 million, or an effective rate of 60%, for 2017 from a provision of $0.2 million, or an effective rate of 38%, for the same period last year.  The effective rate for the year ended September 30, 2017 was higher in 2017 due primarily to losses in states with higher tax rates.

Segment results

Cable TV

Sales for the Cable TV segment decreased $0.2 million, or 1%, to $22.8 million for the year ended September 30, 2017 from $23.0 million for the same period last year.  The decrease in sales was primarily due to a decrease of $1.1 million in refurbished equipment sales, partially offset by an increase of $0.1 million and $0.8 million in new equipment sales and repair service revenues, respectively.

Gross profit remained flat at $7.8 million for the years ended September 30, 2017 and September 30, 2016.  Gross margin was 34% for both 2017 and 2016.

Operating, selling, general and administrative expenses decreased $0.4 million, or 6%, to $5.9 million for the year ended September 30, 2017 from $6.3 million for the same period last year due primarily to a decrease in the corporate overhead allocation for 2017 primarily as a result of the Triton Miami acquisition.

Telco

Sales for the Telco segment increased $10.2 million, or 65%, to $26.0 million for the year ended September 30, 2017 from $15.8 million for the same period last year.  The increase in sales resulted from an increase in new equipment sales, used equipment sales and recycling revenue of $0.2 million, $9.4 million and $0.6 million, respectively.  The increase in Telco used equipment sales was primarily due to Triton Datacom, which offset the continued lower sales from Nave Communications.  In addition, Triton Datacom’s sales were negatively impacted due to a facility closure in September for approximately two weeks because of Hurricane Maria.   The Company is continuing to address the lower equipment sales at Nave Communications by restructuring and expanding its sales force, targeting a broader end-user customer base, increasing sales to the reseller market and expanding the capacity of the recycling program.

Gross profit increased $2.4 million, or 50%, to $7.1 million for the year ended September 30, 2017 from $4.7 million for the same period last year.  Gross margin was 27% for 2017 and 30% for 2016.  The increase in gross profit was due to Triton Datacom, which offset lower gross profit from Nave Communications as a result of lower equipment sales.  The decrease in gross margin was due primarily to lower gross margins from equipment sales from Nave Communications as a result of an increased percentage of sales to resellers as compared to end-user customers and increased sourcing of equipment to fulfill equipment sales.

Operating, selling, general and administrative expenses increased $3.0 million, or 51%, to $8.8 million for the year ended September 30, 2017 from $5.8 million for the same period last year.  The increase was due primarily to operating expenses of $2.3 million from Triton Datacom, Triton Datacom earn-out expenses of $0.2 million and $0.2 million of  acquisition-related expenses.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes other income, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of income (loss) from operations to Adjusted EBITDA follows:

	Year Ended September 30, 2017			Year Ended September 30, 2016
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$1,834,484	$(1,688,878)	$145,606	$1,478,676	$(1,134,815)	$343,861
Depreciation	303,571	143,263	446,834	322,076	99,874	421,950
Amortization	−	1,267,182	1,267,182	−	825,804	825,804
Adjusted EBITDA (a)	$2,138,055	$(278,433)	$1,859,622	$1,800,752	$(209,137)	$1,591,615

(a)	The Telco segment includes earn-out expenses of $0.2 million for each of the years ended September 30, 2017 and 2016, related to the acquisition of Triton Miami and Nave Communications.

Year Ended September 30, 2016, compared to Year Ended September 30, 2015

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

Gross profit decreased $2.6 million, or 36%, to $4.7 million for the year ended September 30, 2016 from $7.3 million for the same period last year.  Gross margin was 30% for 2016 and 39% for 2015.  The decrease in the gross margin was primarily due to lower margins on recycling revenue as a result of lower commodity prices and increased costs of products being recycled.  In addition, in 2016, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company recorded a $0.4 million charge, which increased cost of sales for the year ended September 30, 2016, to allow for obsolete and excess inventory.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or market reserve of $0.1 million for inventories that have a cost in excess of estimated market value.

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

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes other income, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of income (loss) from operations to Adjusted EBITDA follows:

	Year Ended September 30, 2016			Year Ended September 30, 2015
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$1,478,676	$(1,134,815)	$343,861	$2,210,414	$365,796	$2,576,210
Depreciation	322,076	99,874	421,950	296,876	111,827	408,703
Amortization	−	825,804	825,804	−	825,805	825,805
Adjusted EBITDA (a)	$1,800,752	$(209,137)	$1,591,615	$2,507,290	$1,303,428	$3,810,718

(a)	The Telco segment includes earn-out expenses of $0.2 and $0.7 million for the year ended September 30, 2016 and 2015, respectively, related to the acquisition of Nave Communications.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through cash flows provided by operations, and we have a bank line of credit of up to $7.0 million.  During 2017, we generated $2.9 million of cash flows from operations. The cash flows from operations was favorably impacted by $1.0 million from a net increase in accounts payable.  The cash flows from operations was negatively impacted by $0.7 million from a net increase in inventory.

Cash Flows Used in Investing Activities

During 2017, cash used in investing activities was $5.3 million.  The cash used in investing activities is primarily related to payments of $6.6 million related to the acquisition of Triton Miami, as discussed in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and payments of $1.0 million in March 2017 for the final annual installment payment from the Nave Communications acquisition.  Additionally, during 2017, cash used in investing activities was offset by note receivable payments from the YKTG Solutions joint venture of $2.5 million.

The Company recorded an accrual at present value for deferred consideration of $1.8 million related to the acquisition of Triton Miami, which consists of $2.0 million to be paid in equal annual installments over three years to the Triton Miami owners.  The Company will also make annual payments to the Triton Miami owners, if they have not resigned from Triton Datacom, over the next three years equal to 60% of Triton Datacom’s annual EBITDA in excess of $1.2 million per year, which the Company estimates will be between $0.2 million and $0.6 million annually.

Cash Flows Provided by Financing Activities

During 2017, cash provided by financing activities was $1.9 million primarily due to cash borrowings of $4.0 million, partially offset by notes payable payments of $2.1 million.  Cash borrowings were due to a new term loan of $4.0 million under our Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with our primary financial lender.  This term loan was used to assist in the funding of the acquisition of Triton Miami.

During 2017, we made principal payments of $2.1 million on our three term loans under our Credit and Term Loan Agreement with our primary lender.  The first term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second term loan is a five year term loan with a seven year amortization payment schedule with monthly principal and interest payments of $68,505 through March 2019.  Our third term loan, entered into in connection with the acquisition of Triton Miami, is a three year term loan with monthly principal and interest payments of $118,809 through October 2019.

At September 30, 2017, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at September 30, 2017).  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement, which extended the Line of Credit maturity to March 30, 2018.  The other terms of the Line of Credit remained essentially the same.

We believe that our cash and cash equivalents of $4.0 million at September 30, 2017, cash flows from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

At September 30, 2017, we were not in compliance with our fixed charge coverage ratio financial covenant with our primary financial lender under our Credit and Term Loan Agreement.  This financial covenant violation was due primarily to lower operating results from our Telco segment in fiscal year 2017.  We notified our primary financial lender of the covenant violation, and on December 1, 2017, the primary financial lender granted a waiver of the covenant violation.  Subsequent to September 30, 2017, we elected to extinguish our second term loan by paying the outstanding balance plus a prepayment penalty of $25 thousand as part of our overall plan to become compliant with our financial covenants.  As a result, we believe that we will be in compliance with our financial covenants at December 31, 2017.

Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness or preventing access to additional funds under the Credit and Term Loan Agreement, or requiring prepayment of outstanding indebtedness under the Credit and Term Loan Agreement.  If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available, and we may not be able to continue operations as planned. The indebtedness under the Credit and Term Loan Agreement is secured by a security interest in substantially all of our tangible and intangible assets of the Company.  If we are unable to repay such indebtedness, the lender could foreclose on these assets.  However, given our ability to continue to service our debt, our past relationship with our primary financial lender and our improved sales strategy within our Telco segment, we expect we would be able to obtain covenant waivers from our primary financial lender until such time that we are in compliance with our debt covenants.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2017 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Inventory Valuation

Our position in the industry and overall business strategy requires us to carry large inventory quantities relative to annual sales, but it also allows us to realize high overall gross profit margins on our sales.  We market our products primarily to MSOs, telecommunication providers and other users of cable television and telecommunication equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis as well as providing used products as an alternative to new products from the manufacturer.  Carrying these large inventory quantities represents our largest risk.

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

Our inventories consist of new and used electronic components for the cable and telecommunications industries.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2017, we had total inventory, before the reserve for excess and obsolete inventory, $25.3 million, consisting of $14.6 million in new products and $10.7 million in used or refurbished products.

For the Cable TV segment, our reserve at September 30, 2017 for excess and obsolete inventory was $2.3 million. In 2017, we increased the reserve by $0.6 million, and we wrote down, against this reserve, the carrying value for certain inventory items by $0.5 million to reflect deterioration in the market price of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete and excess telecommunications inventory is processed through its recycling program when it is identified.  However, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, we have a reserve of $0.6 million at September 30, 2017.  In 2017, we increased the reserve, net of write-downs, by $0.3 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $0.1 million for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at September 30, 2017 and $0.3 million at September 30, 2016.   At September 30, 2017, accounts receivable, net of allowance for doubtful accounts, was $5.6 million.

Note Receivable Valuation

Included in investment in and loans to equity method investee as of September 30, 2017 is a note receivable from the Company's joint venture partner, YKTG Solutions, of $0.1 million.  To date, this joint venture has incurred operating losses and, as of September 30, 2017, the total assets of the joint venture are less than the amount it owes to ADDvantage.  In 2017, the U.S. wireless provider, which the joint venture was supporting decommission work on cell tower sites across 13 states in the northeast, changed the process for assigning the various sites within the decommission project, which YKTG Solutions believes would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.

Management judgements and estimates are made in connection with collection of the note receivable from the joint venture.  Specifically, since the decommission project on behalf of the U.S. wireless provider has been suspended, we determined the remaining billings and vendor payments to be incurred for this project to determine the ability of the joint venture to satisfy its obligations to the Company.  Based on this analysis, we determined that the remaining net assets of the joint venture will not satisfy the obligation to the Company.  Therefore, the Company did not record management fees or equity income for the year ended September 30, 2017, as the collectability of the amounts owed to the Company are not reasonably assured.  The Company is pursuing collections from the joint venture partners under personal guarantee agreements provided to the Company.  The investment in and loans to equity method investee reflects the estimated net realizable amount of $0.1 million, after considering the personal guarantees the Company has with the joint venture partners.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired.  Goodwill is not amortized and is tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by first comparing our estimate of the fair value of each reporting unit, with the reporting unit’s carrying value, including goodwill.  Our reporting units for purposes of the goodwill impairment calculation are aggregated into the Cable TV operating segment and the Telco operating segment.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of each reporting unit.  Significant judgments and assumptions including the discount rate, anticipated revenue growth rate, gross margins and operating expenses are inherent in these fair value estimates.  As a result, actual results may differ from the estimates utilized in our discounted cash flow analysis.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  If the carrying value of one of the reporting units exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess.  If an impairment charge is incurred, it would negatively impact our results of operations and financial position.

We performed our annual impairment test for both reporting units in the fourth quarter of 2017 and determined that the fair value of our reporting units exceeded their carrying values.  Therefore, no impairment existed as of September 30, 2017.

We did not record a goodwill impairment for either of our two reporting units in the three year period ended September 30, 2017.  However, we are implementing strategic plans to help prevent impairment charges in the future, which include the restructuring and expansion of the sales organization in the Telco segment to increase the volume of sales activity, and reducing inventory levels in both the Cable TV and Telco segments.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our restructure and expansion of the Telco sales organization, and failure to reduce inventory levels within the Cable TV or Telco segments.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied value of each reporting unit also may change.

As a result of the Triton Miami acquisition, we recorded additional goodwill of $2.1 million as the purchase price exceeded the acquisition date fair value of the net identifiable assets based on the purchase price allocation.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Triton Miami acquisition, we recorded additional intangible assets for customer relationships of $3.9 million, trade name of $0.8 million and non-compete agreements of $0.1 million based on the purchase price allocation.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”.  This ASU was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In

addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.  Based on management’s assessment of ASU 2014-09, management does not expect that ASU No. 2014-09 will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU No. 2016-02 will have a material impact on the Company’s consolidated financial statements.  The Company is a lessee on certain leases that will need to be reported as right of use assets and liabilities at an estimated amount of $3 million on the Company’s consolidated financial statements on the date of adoption.

In March 2016, the FASB issued ASU No. 2016-09: “Compensation – Stock Compensation (Topic 718)” which is intended to improve employee share-based payment accounting.  This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Management has determined that ASU No. 2016-09 will not have a material impact on the Company’s consolidated financial statements.  The Company does not currently have excess tax benefits or deficiencies from stock compensation expense. The Company adopted ASU 2016-09 on October 1, 2017.

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments — Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update.

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Based on management’s initial assessment of ASU No. 2016-15, the cash flows associated with guaranteed payments for acquisition of businesses will be reported as a financing activity in the Statement of Cash Flows, as opposed to an investing activity where it is currently reported.

In January 2017, the FASB issued ASU No. 2017-01: “Business Combinations (Topic 805) – Clarifying the definition of a Business.”  This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  This ASU 2017-01 was issued to clarify guidance and will not have a material impact on the Company’s consolidated financial statements.  ASU No. 2017-01 does not change the accounting for previously acquired businesses.

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

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADDvantage Technologies Group, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
December 14, 2017

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$3,972,723	$4,508,126
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $250,000, respectively	5,567,005	4,278,855
Income tax receivable	247,186	480,837
Inventories, net of allowance for excess and obsolete
inventory of $2,939,289 and $2,570,868, respectively	22,333,820	21,524,919
Prepaid expenses	298,152	323,289
Total current assets	32,418,886	31,116,026

Property and equipment, at cost:
Land and buildings	7,218,678	7,218,678
Machinery and equipment	3,995,668	3,833,230
Leasehold improvements	202,017	151,957
Total property and equipment, at cost	11,416,363	11,203,865
Less: Accumulated depreciation	(5,395,791)	(4,993,102)
Net property and equipment	6,020,572	6,210,763

Investment in and loans to equity method investee	98,704	2,588,624
Intangibles, net of accumulated amortization	8,547,487	4,973,669
Goodwill	5,970,244	3,910,089
Deferred income taxes	1,653,000	1,333,000
Other assets	138,712	135,988

Total assets	$54,847,605	$50,268,159

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,392,725	$1,857,953
Accrued expenses	1,406,722	1,324,652
Notes payable – current portion	4,189,605	899,603
Other current liabilities	664,325	963,127
Total current liabilities	9,653,377	5,045,335

Notes payable, less current portion	2,094,246	3,466,358
Other liabilities	1,401,799	131,410
Total liabilities	13,149,422	8,643,103

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,726,653 and 10,634,893 shares issued, respectively; 10,225,995 and 10,134,235 shares outstanding, respectively	107,267	106,349
Paid in capital	(4,746,466)	(4,916,791)
Retained earnings	47,337,396	47,435,512
Total shareholders’ equity before treasury stock	42,698,197	42,625,070

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,698,183	41,625,056

Total liabilities and shareholders’ equity	$54,847,605	$50,268,159

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2017	2016	2015
Sales	$48,713,746	$38,663,264	$43,733,620
Cost of sales	33,903,153	26,222,381	28,434,731
Gross profit	14,810,593	12,440,883	15,298,889
Operating, selling, general and administrative expenses	14,664,987	12,097,022	12,722,679
Income from operations	145,606	343,861	2,576,210
Other income (expense):
Other income	–	459,636	−
Interest income	–	90,686	−
Loss from equity method investment	–	(184,996)	−
Interest expense	(389,722)	(236,024)	(305,310)
Total other income (expense), net	(389,722)	129,302	(305,310)

Income (loss) before income taxes	(244,116)	473,163	2,270,900
Provision (benefit) for income taxes	(146,000)	179,000	773,000

Net income (loss)	$(98,116)	$294,163	$1,497,900

Earnings (loss) per share:
Basic	$(0.01)	$0.03	$0.15
Diluted	$(0.01)	$0.03	$0.15
Shares used in per share calculation:
Basic	10,201,825	10,141,234	10,088,803
Diluted	10,201,825	10,145,296	10,088,803

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2017, 2016 and 2015

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2014	10,541,864	$105,419	$(5,312,881)	$45,643,449	$(1,000,014)	$39,435,973

Net income	–	–	–	1,497,900	–	1,497,900
Restricted stock issuance	22,357	223	58,944	–	–	59,167
Share based compensation expense	–	–	141,668	–	–	141,668

Balance, September 30, 2015	10,564,221	$105,642	$(5,112,269)	$47,141,349	$(1,000,014)	$41,134,708

Net income	–	–	–	294,163	–	294,163
Restricted stock, net of forfeited	70,672	707	121,794	–	–	122,501
Share based compensation expense	–	–	73,684	–	–	73,684

Balance, September 30, 2016	10,634,893	$106,349	$(4,916,791)	$47,435,512	$(1,000,014)	$41,625,056

Net loss	–	–	–	(98,116)	–	(98,116)
Stock options exercised	33,751	338	(338)	–	–	–
Restricted stock issuance	58,009	580	104,420	–	–	105,000
Share based compensation expense	–	–	66,243	–	–	66,243

Balance, September 30, 2017	10,726,653	$107,267	$(4,746,466)	$47,337,396	$(1,000,014)	$41,698,183

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2017	2016	2015
Operating Activities
Net income (loss)	$(98,116)	$294,163	$1,497,900
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	446,834	421,950	408,703
Amortization	1,267,182	825,804	825,805
Allowance for doubtful accounts	–	–	50,000
Provision for excess and obsolete inventories	901,599	951,282	600,000
Charge for lower of cost or net realizable value for inventories	126,822	73,716	12,627
(Gain) loss on disposal of property and equipment	–	(2,000)	30,652
Deferred income tax provision (benefit)	(320,000)	157,000	(341,000)
Share based compensation expense	175,465	192,213	239,613
Loss from equity method investment	–	184,996	–
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(71,254)	115,479	2,057,203
Income tax receivable\payable	233,651	(603,329)	342,596
Inventories	(688,729)	1,067,179	(1,433,100)
Prepaid expenses	22,097	(165,863)	(17,359)
Other assets	(2,724)	(1,310)	(3,250)
Accounts payable	951,099	15,514	(1,096,279)
Accrued expenses	(90,003)	(34,029)	(451,197)
Other liabilities	134,890	47,726	120,653
Net cash provided by operating activities	2,988,813	3,540,491	2,843,567

Investing Activities
Acquisition of net operating assets	(6,643,540)	(178,000)	−
Guaranteed payments for acquisition of business	(1,000,000)	(1,000,000)	(1,000,000)
Loan repayments from (investment in and loans to) equity method investee	2,389,920	(2,773,620)	–
Purchases of property and equipment	(190,303)	(319,810)	(172,649)
Disposals of property and equipment	1,817	2,000	–
Net cash used in investing activities	(5,442,106)	(4,269,430)	(1,172,649)

Financing Activities
Proceeds on notes payable	4,000,000	−	−
Debt issuance costs	(16,300)	−	−
Payments on notes payable	(2,065,810)	(873,921)	(846,029)
Net cash provided by (used in) financing activities	1,917,890	(873,921)	(846,029)

Net increase (decrease) in cash and cash equivalents	(535,403)	(1,602,860)	824,889
Cash and cash equivalents at beginning of year	4,508,126	6,110,986	5,286,097
Cash and cash equivalents at end of year	$3,972,723	$4,508,126	$6,110,986

Supplemental cash flow information:
Cash paid for interest	$360,805	$195,086	$245,051
Cash paid for (received from) income taxes	$(61,000)	$597,200	$944,000

Supplemental noncash investing activities:
Deferred guaranteed payments for business acquisition	$(1,836,105)	–	–

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

Inventories

Inventories consist of new, refurbished and used electronic components for the Cable TV segment and new, refurbished and used telecommunications equipment for the Telco segment.  Inventory is stated at the lower of cost or net realizable value.  Cost is determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  For both the Cable TV and Telco segments, the Company records an inventory reserve provision to reflect inventory at its estimated net realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment, and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation expense was $0.4 million for each of the years ended September 30, 2017, 2016 and 2015.

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

The goodwill analysis is a two-step process.  Goodwill is first evaluated for impairment by comparing management’s estimate of the fair value for each of the reporting units with the reporting unit’s carrying value, including goodwill.  If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of goodwill would then be compared to its related carrying value.  If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in the amount of the excess. Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of its reporting units.  Judgments and assumptions are inherent in the estimate of future cash flows used to determine the estimate of the reporting unit’s fair value.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements.  At September 30, 2017 and 2016, the estimated fair value of our reporting units exceeded its carrying value, so goodwill was not impaired.

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

Revenue recognition

The Company recognizes revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable and the collection of the related receivable is probable, which is generally at the time of shipment.  The stated shipping terms are generally FOB shipping point per the Company's sales agreements with its customers.  Accruals are established for expected returns based on historical activity.  Revenue for repair services is recognized when the repair is completed and the product is shipped back to the customer.  Revenue for recycle services is recognized when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable and the collection of the related receivable is probable, which is generally upon acceptance of the shipment at the recycler’s location.

Freight

Amounts billed to customers for shipping and handling represent revenues earned and are included in sales income in the accompanying consolidated statements of operations.  Actual costs for shipping and handling of these sales are included in cost of sales.

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.5 million, $0.2 million and $0.1 million for the years ended September 30, 2017, 2016 and 2015, respectively.

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

Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables.  Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk.  The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but does not require collateral to support customer receivables.  The Company had no customer in 2017, 2016 or 2015 that represented in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based) customers were approximately $4.3 million, $3.0 million and $3.7 million for the years ended September 30, 2017, 2016 and 2015, respectively.  In 2017, the Cable TV segment purchased approximately 24% of its inventory from Arris Solutions, Inc. and approximately 16% of its inventory either directly from Cisco or indirectly through their primary stocking distributor.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.  The Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.

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

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Management is evaluating the impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements.  Based on management’s assessment of ASU No. 2014-09, management does not expect that ASU No. 2014-09 will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU No. 2016-02 will have a material impact on the Company’s consolidated financial statements.  The Company is a lessee on certain leases that will need to be reported as right of use assets and liabilities at an estimated amount of $3 million on the Company’s consolidated financial statements on the date of adoption.

In March 2016, the FASB issued ASU No. 2016-09: “Compensation – Stock Compensation (Topic 718)” which is intended to improve employee share-based payment accounting.  This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Management has determined that ASU No. 2016-09 will not have a material impact on the Company’s consolidated financial statements.  The Company does not currently have excess tax benefits or deficiencies from stock compensation expense.  The Company adopted ASU No. 2016-09 on October 1, 2017.

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments — Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update.

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Based on management’s initial assessment of ASU No. 2016-15, the cash flows associated with guaranteed payments for acquisition of businesses will be reported as a financing activity in the Statement of Cash Flows, as opposed to an investing activity where it is currently reported.

In January 2017, the FASB issued ASU No. 2017-01: “Business Combinations (Topic 805) – Clarifying the definition of a Business.”  This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  This ASU 2017-01 was issued to clarify guidance and will not have a material impact on the Company’s consolidated financial statements.  ASU No. 2017-01 does not change the accounting for previously acquired businesses.

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

Note 2 – Acquisition
As part of the Company’s growth strategy, the Company has been pursuing an acquisition strategy to expand into the broader telecommunications industry.  The Company formed a new subsidiary called ADDvantage Triton, LLC (“Triton Datacom”) which on October 14, 2016 acquired substantially all of the net assets of Triton Miami, Inc. (“Triton Miami”).  Triton Datacom is a provider of new and refurbished enterprise networking products, including IP desktop phones, enterprise switches and wireless routers.  This acquisition, along with its retained management team, is part of the overall growth strategy of the Company in that it further diversifies the Company into the broader telecommunications industry by reselling refurbished products into the enterprise customer market.

The purchase price for Triton Miami includes the following:

Upfront cash payment	$6,500,000
Deferred guaranteed payments (a)	1,836,105
Working capital purchase adjustment	143,540
Net purchase price	$8,479,645

(a)
This amount represents the present value at the acquisition date of $2.0 million in deferred payments, which will be paid in equal annual installments over the next three years.  At September 30, 2017, these deferred payments are recorded in other current liabilities ($0.7 million) and other long-term liabilities ($1.2 million).

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

The acquired identifiable intangible assets of approximately $4.8 million consist of customer relationships, trade name and non-compete agreements with the owners of Triton Miami.

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Triton Miami for the years ended September 30, 2017 and September 30, 2016, on a pro forma basis, as though the companies had been combined as of October 1, 2015.  The unaudited pro forma earnings for the years ended September 30, 2017 and September 30, 2016 were adjusted to include intangible amortization expense of $21 thousand and $0.5 million, respectively, and Triton Datacom earn-out expenses of $19 thousand and $0.6 million, respectively.  Incremental interest expense of $7 thousand and $0.2 million was included for the years ended September 30, 2017 and September 30, 2016, respectively, as if the $4.0 million term loan used to help fund the acquisition had been entered into on October 1, 2015.  In addition, $0.1 million of interest expense was included for the guaranteed payments to the Triton Miami owners for the year ended September 30, 2016.  The unaudited pro forma earnings for the year ended September 30, 2016 were adjusted to include $0.2 million of acquisition-related costs recorded as operating, selling, general and administrative expenses in the Consolidated Statements of Operations.  The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2015, nor should it be taken as indicative of our future consolidated results of operations.

	Years Ended September 30,
	2017	2016
	(in thousands, except per share amounts)
Sales	$49,152	$44,986
Income from operations	$377	$151
Net income	$36	$7
Earnings per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Note 3 – Inventories

Inventories at September 30, 2017 and 2016 are as follows:

	September 30, 2017	September 30, 2016
New:
Cable TV	$14,014,188	$15,087,495
Telco	554,034	–
Refurbished and used:
Cable TV	3,197,426	3,383,079
Telco	7,507,460	5,625,213
Allowance for excess and obsolete inventory:
Cable TV	(2,300,000)	(2,219,586)
Telco	(639,288)	(351,282)

Total inventories	$22,333,820	$21,524,919

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

 The Company regularly reviews the Cable TV and Telco segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for excess and obsolete inventory, which increased cost of sales by $0.6 million for each of the years ended September 30, 2017, 2016 and 2015.

For the Telco segment, any obsolete and excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, in fiscal years ended September 30, 2017 and September 30, 2016, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company recorded charges which increased cost of sales by $0.3 million and $0.4 million for the years ended September 30, 2017 and 2016, respectively, to allow for excess and obsolete inventory.  For the year ended September 30, 2015, there was not a charge recorded for excess and obsolete inventory.  We also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge for each of the years ended September 30, 2017 and September 30, 2016 of $0.1 million for inventories that have a cost in excess of estimated net realizable value.

Note 4 – Investment In and Loans to Equity Method Investee

The Company entered into a joint venture, YKTG Solutions, LLC (“YKTG Solutions”), in March 2016, whose primary purpose was to support decommission work on cell tower sites across 13 states in the northeast on behalf of a major U.S. wireless provider.  YKTG Solutions is owned 51% by YKTG, LLC and 49% by the Company, and YTKG Solutions is certified as a minority-based enterprise.  The joint venture is governed by an operating agreement for the purpose of completing the decommission project, but the operating agreement can be expanded to include other projects upon agreement by both owners.  The Company accounts for its investment in YKTG Solutions using the equity-method of accounting.

In 2017, the U.S. wireless provider changed the process for assigning the various sites within the decommission project, which YKTG Solutions believed would result in a negative cash flow for the joint venture.  Accordingly, YKTG Solutions elected to suspend the acceptance of any further work under the decommission project unless and until the U.S. wireless provider resumes its previous process of assigning the sites under the decommission project.

The Company’s carrying value in YKTG Solutions was $0.1 million at September 30, 2017 and is reflected in investment in and loans to equity method investee in the Consolidated Balance Sheets.  During the year ended September 30, 2017, the Company received payments, net of advances, totaling $2.4 million from YKTG Solutions.

YKTG Solutions entered into a $2.0 million surety payment bond whereby the Company and YKTG, LLC are guarantors under the surety payment bond.  Therefore, the Company’s total estimate of maximum exposure to loss as a result of its relationship with YKTG Solutions was the $0.1 million carrying value and the $2.0 million surety payment bond.

To date, this joint venture has incurred net operating losses, and, as of September 30, 2017, the total assets of the joint venture are less than the amount it owes to the Company under a line of credit that the Company provided to YKTG Solutions.  Since YKTG Solutions has suspended any additional work for the U.S. wireless provider and YKTG Solutions will not have sufficient assets to repay the line of credit owed to the Company, the Company is pursuing collecting the outstanding line of credit from the YKTG, LLC owners under the personal guarantees they each have with the Company.  After considering the personal guarantees the Company has with the joint venture partners and the equity losses already recorded, the Company has adjusted the investment in and loans to equity method investee to the estimated net realizable amount of $0.1 million by recording an allowance against the loan of $0.1 million.

Note 5 – Intangible Assets
The intangible assets with their associated accumulated amortization amounts at September 30, 2017 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,898,691)	$6,253,309
Technology – 7 years	1,303,000	(667,009)	635,991
Trade name – 10 years	2,119,000	(542,480)	1,576,520
Non-compete agreements – 3 years	374,000	(292,333)	81,667

Total intangible assets	$11,948,000	$(3,400,513)	$8,547,487

The intangible assets with their associated accumulated amortization amounts at September 30, 2016 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$4,257,000	$(1,099,721)	$3,157,279
Technology – 7 years	1,303,000	(480,866)	822,134
Trade name – 10 years	1,293,000	(334,023)	958,977
Non-compete agreements – 3 years	254,000	(218,721)	35,279

Total intangible assets	$7,107,000	$(2,133,331)	$4,973,669

Amortization expense was $1.3 million, $0.8 million and $0.8 million for the years ended September 30, 2017, 2016 and 2015, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

2018	$1,253,243
2019	1,253,243
2020	1,214,910
2021	1,104,663
2022	1,027,100
Thereafter	2,694,328

Total	$8,547,487

Note 6 – Income Taxes
The provision (benefit) for income taxes for the years ended September 30, 2017, 2016 and 2015 consists of:

	2017	2016	2015
Current	$174,000	$22,000	$1,114,000
Deferred	(320,000)	157,000	(341,000)
Total provision (benefit) for income taxes	$(146,000)	$179,000	$773,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2017, 2016 and 2015:

	2017	2016	2015
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	43.7%	(4.4%)	2.1%
Return to accrual adjustment	(9.8%)	1.5%	(3.0%)
Tax credits	8.2%	−	(0.9%)
Charges without tax benefit	(16.2%)	6.8%	1.6%
Other exclusions	(0.1%)	(0.1%)	0.2%

Company’s effective tax rate	59.8%	37.8%	34.0%

The charges without tax benefit rate for fiscal year 2017 includes, among other things, the impact of officer life insurance and nondeductible meals and entertainment.

The tax effects of temporary differences related to deferred taxes at September 30, 2017 and 2016 consist of the following:
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$29,000	$281,000
Accounts receivable	58,000	97,000
Inventory	1,432,000	1,269,000
Intangibles	560,000	351,000
Accrued expenses	175,000	169,000
Stock options	246,000	226,000
Investment in equity method investee	174,000	–
Other	179,000	76,000
	2,853,000	2,469,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	1,156,000	926,000
Investment in equity method investee	–	143,000
Other	44,000	67,000

Net deferred tax asset	$1,653,000	$1,333,000

The Company’s net operating loss carryforward totals approximately $0.1 million at September 30, 2017.  The net operating loss carryforward expires in 2036.

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

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2014.

Note 7 – Accrued Expenses
Accrued expenses at September 30, 2017 and 2016 are as follows:

	2017	2016
Employee costs	$884,390	$1,123,940
Triton Datacom earn-out	222,611	−
Taxes other than income tax	163,016	120,455
Interest	22,121	13,836
Other, net	114,584	66,421

	$1,406,722	$1,324,652

Note 8 – Line of Credit and Notes Payable

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  Revolving credit and term loans created under the Credit and Term Loan Agreement are collateralized by inventory, accounts receivable, equipment and fixtures, general intangibles and a mortgage on certain property.  Among other financial covenants, the Credit and Term Loan Agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 and a leverage ratio (total funded debt to EBITDA) of not more than 2.50 to 1.0.  Both financial covenants are determined quarterly.  The Company was not in compliance with the fixed charge ratio at September 30, 2017.  The Company notified its primary financial lender of the covenant violation, and on December 1, 2017, the primary financial lender granted a waiver of the covenant violation under the Credit and Term Loan Agreement.  Subsequent to September 30, 2017, the Company elected to extinguish its second term loan in December 2017 as part of the Company’s overall plan to become compliant with its financial covenants.  As a result, the Company believes it will be in compliance with its financial covenants at December 31, 2017.
At September 30, 2017, the Company has three term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $0.8 million at September 30, 2017 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (2.63% at September 30, 2017) and is reset monthly.

The second outstanding term loan has an outstanding balance of $2.7 million at September 30, 2017 and is due March 4, 2019, with monthly principal and interest payments of $68,505, with the balance due at maturity.  It is a five year term loan with a seven year amortization payment schedule with a fixed interest rate of 4.07%.  Subsequent to September 30, 2017, the Company extinguished the second term loan by paying the outstanding balance plus a prepayment penalty of $25 thousand.  As a result, the Company has classified the second term loan balance at September 30, 2017 in Notes payable – current portion in the Company’s Consolidated Balance Sheet.

In connection with the acquisition of Triton Miami, the Company entered into a third term loan under the Credit and Term Loan Agreement in the amount of $4.0 million.  This term loan has an outstanding balance of $2.8 million at September 30, 2017 and is due on October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%.

The aggregate minimum maturities of notes payable for each of the next five years are as follows:

2018	$4,189,605
2019	1,565,476
2020	298,880
2021	184,008
2022	45,882
Thereafter	–

Total	$6,283,851
Line of Credit
The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement.  This amendment extended the Line of Credit maturity to March 30, 2018, while other terms of the Line of Credit remained essentially the same.  At September 30, 2017, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (3.99% at September 30, 2017), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 30, 2018.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at September 30, 2017.
Fair Value of Debt

The carrying value of the Company’s variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second term loan was approximately $2.7 million as of September 30, 2017.  The fair value of the Company’s third outstanding fixed rate loan was $2.8 million at September 30, 2017.

Note 9 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At September 30, 2017, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 212,451 shares were available for future grants.

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

A summary of the status of the Company's stock options at September 30, 2017 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2016	570,000	$2.73
Granted	140,000	$1.80
Exercised	−	$–	$0
Expired	(10,000)	$3.45
Forfeited	–	$–
Outstanding at September 30, 2017	700,000	$2.54	$0
Exercisable at September 30, 2017	526,667	$2.78	$0

There were no options exercised under the Plan for the years ended September 30, 2017, 2016 and 2015.

Information about the Company’s outstanding and exercisable stock options at September 30, 2017 is as follows:

		Exercisable	Remaining
	Stock Options	Stock Options	Contractual
Exercise Price	Outstanding	Outstanding	Life
$1.790	50,000	–	9.6 years
$1.810	90,000	–	9.4 years
$1.750	50,000	16,667	8.6 years
$3.210	200,000	200,000	6.5 years
$2.450	250,000	250,000	4.5 years
$3.001	60,000	60,000	0.9 years
	700,000	526,667

The Company granted nonqualified stock options of 140,000 shares and 50,000 shares for the year ended September 30, 2017 and September 30, 2016, respectively.  No nonqualified stock options were granted in 2015.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2017 and 2016 stock option grants are as follows:

	2017	2016
Estimated fair value of options at grant date	$96,690	$34,350
Black-Scholes model assumptions:
Average expected life (years)	6	6
Average expected volatile factor	35%	38%
Average risk-free interest rate	2.4%	1.75%
Average expected dividend yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Fiscal year 2012 grant	$5,359	$17,417	$33,044
Fiscal year 2014 grant	13,575	47,522	108,624
Fiscal year 2016 grant	16,221	8,745	–
Fiscal year 2017 grant	31,088	–	–

Total compensation expense	$66,243	$73,684	$141,668

The Company records compensation expense over the vesting term of the related options.  At September 30, 2017, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $74,985.

Restricted stock

The Company granted restricted stock in March 2017, 2016 and 2015 to its Board of Directors and a Company officer totaling 58,009, 62,874 shares and 31,915 shares, respectively. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  For the shares granted in March 2015, a director resigned from the Board of Directors prior to the expiration of the respective holding period, so their individual share grant of 6,383 shares for 2015 was forfeited.  The fair value of the shares upon issuance totaled $105,000, $105,000 and $60,000 for the 2017, 2016 and 2015 fiscal year grants, respectively. The grants are amortized over the 12 month holding period as compensation expense.  The Company granted restricted stock in December 2015 and October 2015 to two new Directors totaling 3,333 and 4,465 shares, respectively which were valued at market value on the date of the grants.  The holding restriction on these shares expired the first week of March 2016.  The fair value of the shares issued December 2015 and October 2015 totaled $7,500 and $10,000, respectively and was amortized over the holding period as compensation expense.

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

Compensation expense related to restricted stock recorded for the years ended September 30, 2017, 2016 and 2015 is as follows:
	2017	2016	2015
Fiscal year 2014 grants	$4,222	$14,779	$58,778
Fiscal year 2015 grants	–	25,000	39,167
Fiscal year 2016 grants	43,750	78,750	−
Fiscal year 2017 grant	61,250	−	–

	$109,222	$118,529	$97,945
Note 10 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.3 million for each of the years ended September 30, 2017, 2016 and 2015.

Note 11 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2017, 2016 and 2015 are:

	2017	2016	2015
Net income (loss) attributable to common shareholders	$(98,116)	$294,163	$1,497,900
Basic weighted average shares	10,201,825	10,141,234	10,088,803
Effect of dilutive securities:
Stock options	–	4,062	–
Diluted weighted average shares	10,201,825	10,145,296	10,088,803

Earnings (loss) per common share:
Basic	$(0.01)	$0.03	$0.15
Diluted	$(0.01)	$0.03	$0.15

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year, as their effect would be anti-dilutive.

	2017	2016	2015
Stock options excluded	700,000	520,000	535,000
Weighted average exercise price of
stock options	$2.54	$2.83	$2.88
Average market price of common stock	$1.70	$1.90	$2.38

Note 12 – Related Parties

The Company leases three facilities in Florida from a company owned by two employees.  The total payments made on the leases were $0.1 million for the year ended September 30, 2017.  The three leases terms extend through December 31, 2019.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 19%, respectively, of the Company’s outstanding common stock at September 30, 2017.

Note 13 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Florida, Georgia, Maryland, North Carolina, Pennsylvania, and Tennessee.  The terms on its operating leases vary and contain renewal options or are rented on a month-to-month basis.  Rental payments associated with leased properties totaled $0.8 million, $0.7 million and $0.6 million for the years ended September 30, 2017, 2016 and 2015, respectively.  The Company’s minimum annual future obligations under all existing operating leases for each of the next five years are as follows:

2018	$758,662
2019	704,380
2020	592,268
2021	568,250
2022	582,456
Thereafter	696,926

Total	$3,902,942

Note 14 – Segment Reporting

The Company has two reporting segments, Cable Television and Telecommunications, as described below.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology.  In addition, this segment repairs cable television equipment for various cable companies.

Telecommunications (“Telco”)

The Company’s Telco segment sells new and used telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America.  This segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling services.  As a result of the Triton Miami acquisition (see Note 2), this segment includes the Company’s newly formed Triton Datacom subsidiary, a provider of new and refurbished enterprise networking products, including IP desktop phones, enterprise switches and wireless routers.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Years Ended
	September 30, 2017	September 30, 2016	September 30, 2015
Sales
Cable TV	$22,806,175	$22,996,998	$25,396,779
Telco	25,994,521	15,800,424	18,835,116
Intersegment	(86,950)	(134,158)	(498,275)
Total sales	$48,713,746	$38,663,264	$43,733,620

Gross profit
Cable TV	$7,738,355	$7,753,735	$8,025,651
Telco	7,072,238	4,687,148	7,273,238
Total gross profit	$14,810,593	$12,440,883	$15,298,889

Operating income (loss)
Cable TV	$1,834,484	$1,478,676	$2,210,414
Telco	(1,688,878)	(1,134,815)	365,796
Total operating income	$145,606	$343,861	$2,576,210

Segment assets
Cable TV	$24,116,395	$25,201,697	$26,494,430
Telco	24,135,091	15,122,911	17,094,713
Non-allocated	6,596,119	9,943,551	8,097,913
Total assets	$54,847,605	$50,268,159	$51,687,056

Note 15 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2017, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2017
Sales	$12,095,826	$11,294,756	$12,989,990	$12,333,174
Gross profit	$4,023,629	$3,764,429	$3,755,951	$3,266,584
Net income (loss)	$217,161	$10,671	$(66,863)	$(259,085)
Basic earnings (loss) per common share	$0.02	$0.00	$(0.01)	$(0.03)
Diluted earnings (loss) per common share	$0.02	$0.00	$(0.01)	$(0.03)
Fiscal year ended 2016
Sales	$8,249,668	$10,587,187	$10,060,242	$9,766,167
Gross profit	$2,765,380	$3,584,612	$3,466,151	$2,624,740
Net income (loss)	$23,994	$145,630	$316,086	$(191,547)
Basic earnings (loss) per common share	$0.00	$0.01	$0.03	$(0.02)
Diluted earnings (loss) per common share	$0.00	$0.01	$0.03	$(0.02)
Fiscal year ended 2015
Sales	$10,837,158	$11,366,539	$11,902,391	$9,627,532
Gross profit	$3,831,803	$4,243,512	$4,144,607	$3,078,967
Net income	$415,923	$234,255	$637,134	$210,588
Basic earnings per common share	$0.04	$0.02	$0.06	$0.02
Diluted earnings per common share	$0.04	$0.02	$0.06	$0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessment, we believe that, as of September 30, 2017, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2017, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2017 and 2016, and for each of the three years in the period ended September 30, 2017, 2016 and 2015.

Consolidated Balance Sheets as of September 30, 2017 and 2016.

Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

                    2.  The following documents are included as exhibits to this Form 10-K.

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

10.3
Indemnification Agreement between the Company and each of its executive officers and members of the Board of Directors dated September 1, 2009, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 1, 2009 (File No. 001-10799).

10.4
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (File No. 001-10799).

10.5
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (File No. 001-10799).

10.6
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

10.11
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

10.15
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.16
Amendment Six to Amended and Restated Revolving Credit and Term Loan Agreement dated November 27, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2015 (File No. 001-10799).

10.17
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.18
Amendment Seven to Amended and Restated Revolving Credit and Term Loan Agreement dated October 14, 2016, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 13, 2016 (File No. 001-10799).

10.19
Amendment Eight to Amended and Restated Revolving Credit and Term Loan Agreement dated March 31, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017 (File No. 001-10799).

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

ADDvantage Technologies Group, Inc.

Date:    December 14, 2017       By:  /s/ David L. Humphrey
David L. Humphrey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 14, 2017            /s/ David E. Chymiak
David E. Chymiak, Chairman of the Board of Directors and Chief Technology Officer

Date:     December 14, 2017            /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial
Officer)

Date:     December 14, 2017            /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 14, 2017            /s/ Joseph E. Hart
Joseph E. Hart, Director

Date:     December 14, 2017            /s/ James C. McGill
James C. McGill, Director

Date:     December 14, 2017            /s/ David W. Sparkman
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

10.3
Indemnification Agreement between the Company and each of its executive officers and members of the Board of Directors dated September 1, 2009, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 1, 2009 (File No. 001-10799).

10.4
Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 14, 2010 (File No. 001-10799).

10.5
Amendment One to Amended and Restated Revolving Credit and Term Loan Agreement dated November 30, 2011, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2011 (File No. 001-10799).

10.6
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

10.11
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

10.15
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.16
Amendment Six to Amended and Restated Revolving Credit and Term Loan Agreement dated November 27, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 15, 2015 (File No. 001-10799).

10.17
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.18
Amendment Seven to Amended and Restated Revolving Credit and Term Loan Agreement dated October 14, 2016, incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 13, 2016 (File No. 001-10799).

10.19
Amendment Eight to Amended and Restated Revolving Credit and Term Loan Agreement dated March 31, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2017 (File No. 001-10799).

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