Form 10-Q
period 2017-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2018-02-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2017

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2018 were 10,225,995.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2017

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	December 31, 2017 and September 30, 2017

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three Months Ended December 31, 2017 and 2016

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2017 and 2016

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4.	Controls and Procedures.	19

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	20

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$414,891	$3,972,723
Accounts receivable, net of allowance for doubtful accounts of $150,000	5,299,536	5,567,005
Income tax receivable	244,510	247,186
Inventories, net of allowance for excess and obsolete
inventory of $3,100,389 and $2,939,289, respectively	22,406,750	22,333,820
Prepaid expenses	233,627	298,152
Total current assets	28,599,314	32,418,886

Property and equipment, at cost:
Land and buildings	7,211,190	7,218,678
Machinery and equipment	3,961,764	3,995,668
Leasehold improvements	200,617	202,017
Total property and equipment, at cost	11,373,571	11,416,363
Less: Accumulated depreciation	(5,467,393)	(5,395,791)
Net property and equipment	5,906,178	6,020,572

Investment in and loans to equity method investee	140,045	98,704
Intangibles, net of accumulated amortization	8,234,176	8,547,487
Goodwill	5,970,244	5,970,244
Deferred income taxes	1,308,000	1,653,000
Other assets	135,462	138,712

Total assets	$50,293,419	$54,847,605

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2017	September 30, 2017
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,478,894	$3,392,725
Accrued expenses	1,163,451	1,406,722
Notes payable – current portion	1,519,492	4,189,605
Other current liabilities	643,746	664,325
Total current liabilities	6,805,583	9,653,377

Notes payable, less current portion	1,708,622	2,094,246
Other liabilities	775,465	1,401,799
Total liabilities	9,289,670	13,149,422

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,726,653 shares issued; and 10,225,995 shares outstanding	107,267	107,267
Paid in capital	(4,734,138)	(4,746,466)
Retained earnings	46,630,634	47,337,396
Total shareholders’ equity before treasury stock	42,003,763	42,698,197

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	41,003,749	41,698,183

Total liabilities and shareholders’ equity	$50,293,419	$54,847,605

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
Sales	$12,284,765	$12,095,826
Cost of sales	8,903,610	8,072,197
Gross profit	3,381,155	4,023,629
Operating, selling, general and administrative expenses	3,646,823	3,596,824
Income (loss) from operations	(265,668)	426,805
Interest expense	96,094	96,644
Income (loss) before income taxes	(361,762)	330,161
Provision for income taxes	345,000	113,000

Net income (loss)	$(706,762)	$217,161

Earnings (loss) per share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02
Shares used in per share calculation:
Basic	10,225,995	10,134,235
Diluted	10,225,995	10,134,559

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
Operating Activities
Net income (loss)	$(706,762)	$217,161
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	98,143	103,787
Amortization	313,311	311,986
Provision for excess and obsolete inventories	161,100	166,620
Charge for lower of cost or net realizable value for inventories	11,528	33,447
Gain on disposal of property and equipment	(6,862)	–
Deferred income tax provision (benefit)	345,000	(4,000)
Share based compensation expense	38,578	41,884
Changes in assets and liabilities:
Accounts receivable	267,469	195,077
Income tax receivable\payable	2,676	119,346
Inventories	(245,558)	650,191
Prepaid expenses	38,275	29,060
Other assets	3,250	(424)
Accounts payable	86,169	179,651
Accrued expenses	(243,271)	(278,607)
Other liabilities	20,087	26,092
Net cash provided by operating activities	183,133	1,791,271

Investing Activities
Acquisition of net operating assets	–	(6,643,540)
Guaranteed payments for acquisition of business	(667,000)	–
Loan repayment from (investment in and loans to) equity method investee	(41,341)	970,500
Purchases of property and equipment	–	(69,833)
Disposals of property and equipment	23,113	–
Net cash used in investing activities	(685,228)	(5,742,873)

Financing Activities
Proceeds from notes payable	–	4,000,000
Debt issuance costs	–	(15,394)
Payments on notes payable	(3,055,737)	(437,793)
Net cash provided by (used in) financing activities	(3,055,737)	3,546,813

Net decrease in cash and cash equivalents	(3,557,832)	(404,789)
Cash and cash equivalents at beginning of period	3,972,723	4,508,126
Cash and cash equivalents at end of period	$414,891	$4,103,337

Supplemental cash flow information:
Cash paid for interest	$118,292	$63,161

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$–	$(1,897,372)

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  This ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating methodology changes that may be required in performing its annual goodwill impairment assessment in connection with this ASU and any impact that these changes may have on the Company’s financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Inventories
Inventories at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017	September 30, 2017
New:
Cable TV	$13,667,532	$14,014,188
Telco	1,225,888	990,218
Refurbished and used:
Cable TV	3,217,494	3,197,426
Telco	7,396,225	7,071,277
Allowance for excess and obsolete inventory:
Cable TV	(2,450,000)	(2,300,000)
Telco	(650,389)	(639,289)

	$22,406,750	$22,333,820

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales $0.2 million during the three months ended December 31, 2017 and 2016.

For the Telco segment, any obsolete or excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.7 million reserve at December 31, 2017.  We also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge for the three months ended December 31, 2017 and December 31, 2016 of $12 thousand and $33 thousand, respectively, for inventories that have a cost in excess of estimated net realizable value.

Note 3 – Intangible Assets

The intangible assets with their associated accumulated amortization amounts at December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,102,491)	$6,049,509
Technology – 7 years	1,303,000	(713,545)	589,455
Trade name – 10 years	2,119,000	(595,455)	1,523,545
Non-compete agreements – 3 years	374,000	(302,333)	71,667

Total intangible assets	$11,948,000	$(3,713,824)	$8,234,176

	September 30, 2017
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,898,691)	$6,253,309
Technology – 7 years	1,303,000	(667,009)	635,991
Trade name – 10 years	2,119,000	(542,480)	1,576,520
Non-compete agreements – 3 years	374,000	(292,333)	81,667

Total intangible assets	$11,948,000	$(3,400,513)	$8,547,487

Note 4 – Income Taxes
The Tax Cuts and Jobs Act was enacted on December 22, 2017.  One of the provisions of this legislation was that it reduced the corporate income tax rates for the Company from 34% to 21% effective beginning January 1, 2018.  Since the Company’s fiscal year begins on October 1, this results in a blended rate for 2018 of 24.3%.  Due to this legislation, the Company has remeasured its deferred tax balances at the reduced enacted tax rates as well as utilized the lower anticipated effective income tax rate for first quarter results.  The provision recorded related to the remeasurement of the Company’s deferred tax balances was $0.4 million.  The accounting for the effects of the rate change on the deferred tax balances is complete and no provisional amounts were recorded for the new legislation.

Note 5 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  Revolving credit and term loans created under the Credit and Term Loan Agreement are collateralized by inventory, accounts receivable, equipment and fixtures, general intangibles and a mortgage on certain property.  Among other financial covenants, the Credit and Term Loan Agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 and a leverage ratio (total funded debt to EBITDA) of not more than 2.50 to 1.0.  Both financial covenants are determined quarterly.  At December 31, 2017, we were in compliance with our financial covenants.
At December 31, 2017, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $0.7 million at December 31, 2017 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (2.78% at December 31, 2017) and is reset monthly.

The second outstanding term loan has an outstanding balance of $2.4 million at December 31, 2017 and is due October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%.

On December 6, 2017, the Company extinguished one of its previous term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.

Line of Credit

The Company has a $7.0 million Revolving Line of Credit (“Line of Credit”) under the Credit and Term Loan Agreement.  On March 31, 2017, the Company executed the Eighth Amendment under the Credit and Term Loan Agreement.  This amendment extended the Line of Credit maturity to March 30, 2018, while other terms of the Line of Credit remained essentially the same.  At December 31, 2017, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (4.31% at December 31, 2017), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 30, 2018.  Future borrowings under the Line of Credit are limited to the lesser of $7.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $7.0 million at December 31, 2017.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data.  These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loans using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s second outstanding fixed rate loan was $2.5 million as of December 31, 2017.

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

Basic and diluted earnings per share for the three months ended December 31, 2017 and 2016 are:

	Three Months Ended December 31,
	2017	2016
Net income (loss) attributable to common shareholders	$(706,762)	$217,161

Basic weighted average shares	10,225,995	10,134,235
Effect of dilutive securities:
Stock options	–	324
Diluted weighted average shares	10,225,995	10,134,559

Earnings (loss) per common share:
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.02

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

	Three Months Ended December 31,
	2017	2016
Stock options excluded	700,000	520,000
Weighted average exercise price of
stock options	$2.54	$2.83
Average market price of common stock	$1.46	$1.76

Note 7 – Stock-Based Compensation

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At December 31, 2017, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 212,451 shares were available for future grants.

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

A summary of the status of the Company's stock options at December 31, 2017 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2017	700,000	$2.54
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	–	–
Outstanding at December 31, 2017	700,000	$2.54

Exercisable at December 31, 2017	526,667	$2.78

No nonqualified stock options were granted for the three months ended December 31, 2017.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2017 is as follows:

Three Months Ended
December 31, 2017
Fiscal year 2016 grant	$1,789
Fiscal year 2017 grant	$10,539

The Company records compensation expense over the vesting term of the related options.  At December 31, 2017, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $62,657.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended
	December 31, 2017	December 31, 2016
Sales
Cable TV	$5,826,405	$6,574,824
Telco	6,458,540	5,539,977
Intersegment	(180)	(18,975)
Total sales	$12,284,765	$12,095,826

Gross profit
Cable TV	$1,201,127	$2,400,342
Telco	2,180,028	1,623,287
Total gross profit	$3,381,155	$4,023,629

Operating income (loss)
Cable TV	$(188,500)	$908,982
Telco	(77,168)	(482,177)
Total operating income (loss)	$(265,668)	$426,805

	December 31, 2017	September 30, 2017
Segment assets
Cable TV	$23,806,802	$24,116,395
Telco	23,635,818	24,135,091
Non-allocated	2,850,799	6,596,119
Total assets	$50,293,419	$54,847,605

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2017, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2017 and December 31, 2016

Consolidated

Consolidated sales increased $0.2 million before the impact of intercompany sales, or 2%, to $12.3 million for the three months ended December 31, 2017 from $12.1 million for the three months ended December 31, 2016.  The increase in sales was in the Telco segment of $1.0 million, partially offset by a decrease in the Cable TV segment of $0.8 million.  Consolidated gross profit decreased $0.6 million, or 16%, to $3.4 million for the three months ended

December 31, 2017 from $4.0 million for the same period last year.  The decrease in gross profit was in the Cable TV segment of $1.1 million, partially offset by an increase in the Telco segment of $0.5 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses remained flat at $3.6 million for the three months ended December 31, 2017 compared to the same period last year.  This was due to an increase of $0.2 million in the Telco segment, offset by a decrease in the Cable TV segment of $0.1 million.

Interest expense remained flat at $0.1 million for the three months ended December 31, 2017 and 2016.

The provision for income taxes was $0.3 million for the three months ended December 31, 2017 from a provision for income taxes of $0.1 million for the three months ended December 31, 2016.  The increase in the tax provision was due primarily to the Tax Cuts and Jobs Act enacted on December 22, 2017.  One of the provisions of this legislation was to reduce the corporate income tax rates effective beginning January 1, 2018.  As a result of the reduced corporate income tax rate, the Company remeasured its deferred tax balances at the reduced corporate income tax rate, which resulted in income tax expense of $0.4 million.  The Company estimates that its effective income tax rate for the remaining quarters of fiscal year 2018 will be approximately 27% as a result of the legislation.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $0.8 million to $5.8 million for the three months ended December 31, 2017 from $6.6 million for the same period last year.  The decrease in sales was due to a decrease in refurbished equipment sales and repair service revenue of $0.5 million each, partially offset by an increase in new equipment revenue of $0.2 million.  The decrease in the refurbished equipment sales was due primarily to an overall decrease in demand for the three months ended December 31, 2017 as compared to last year. The decrease in repair service revenue was due primarily to the loss of a significant repair customer in the quarter.  As a result of this loss, the Company has closed two of its repair facilities and laid off personnel at its remaining repair facilities.

Gross margin was 21% for the three months ended December 31, 2017 compared to 37% for the same period last year.  The decrease in gross margin was due primarily to a significant increase in volume for a new equipment sales customer with low margins.

Operating, selling, general and administrative expenses decreased $0.1 million to $1.4 million for the three months ended December 31, 2017 from $1.5 million for the same period last year.

Telco

Sales for the Telco segment increased $1.0 million to $6.5 million for the three months ended December 31, 2017 from $5.5 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales and recycling revenue of $0.7 million and $0.3 million, respectively.  The increase in Telco equipment sales was primarily due to Triton Datacom, which offset the continued lower equipment sales from Nave Communications.  The Company is continuing to address the lower equipment sales at Nave Communications by restructuring and expanding its sales force, targeting a broader end-user customer base, increasing its sales to the reseller market and expanding the capacity of its recycling program.

Gross margin was 34% for the three months ended December 31, 2017 and 29% for the three months ended December 31, 2016.  The increase in gross margin was due primarily to higher gross margins from equipment sales to end-user customers and our recycling program.

Operating, selling, general and administrative expenses increased $0.1 million to $2.2 million for the three months ended December 31, 2017 from $2.1 million for the same period last year.  This increase was due primarily to earn-out expenses related to the Triton Miami, Inc. acquisition of $0.1 million.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented excludes other income, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of operating income to Adjusted EBITDA follows:

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$(188,500)	$(77,168)	$(265,668)	$908,982	$(482,177)	$426,805
Depreciation	66,948	31,195	98,143	73,245	30,542	103,787
Amortization	−	313,311	313,311	−	311,986	311,986
Adjusted EBITDA (a)	$(121,552)	$267,338	$145,786	$982,227	$(139,649)	$842,578

(a)
The Telco segment includes earn-out expenses of $0.1 million for the three months ended December 31, 2017 and acquisition-related costs of $0.2 million for the three months ended December 31, 2016 related to the acquisition of Triton Miami, Inc.

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2017 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2017, we had total inventory, before the reserve for excess and obsolete inventories, of $25.5 million, consisting of $14.8 million in new products and $10.7 million in used or refurbished products.

For the Cable TV segment, our reserve at December 31, 2017 for excess and obsolete inventory was $2.5 million, which reflects an increase of $0.2 million to reflect deterioration in the market demand of that inventory.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete and excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, we have a reserve of $0.7 million at December 31, 2017.  In the three months ended December 31, 2017, we increased the reserve, by $11 thousand.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $12 thousand for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at December 31, 2017 and September 30, 2017.   At December 31, 2017, accounts receivable, net of allowance for doubtful accounts, was $5.3 million.

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

We did not record a goodwill impairment for either of our two reporting units in the three year period ended September 30, 2017.  However, we are implementing strategic plans to help prevent impairment charges in the future, which include the restructuring and expansion of the sales organization in the Telco segment to increase the volume of sales activity, and reducing inventory levels in both the Cable TV and Telco segments.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Cable TV or Telco segments.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of each reporting unit also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through cash flows provided by operations, and we have a bank line of credit of up to $7.0 million.  During the three months ended December 31, 2017, we generated $0.2 million of cash flows from operations.  The cash flows from operations was favorably impacted by $0.3 million from a net decrease in accounts receivable.  The cash flows operations was negatively impacted by $0.2 million from a net increase in inventory and $0.2 million from a net decrease in accrued expenses, which primarily resulted from the first annual payment of the earn-out related to the acquisition of Triton Miami, Inc.

Cash Flows Used for Investing Activities

During the three months ended December 31, 2017, cash used in investing activities was $0.7 million, which primarily related to guaranteed payments related to the acquisition of Triton Miami, Inc. of $0.7 million.

Cash Flows Used for Financing Activities

During the three months ended December 31, 2017, we made principal payments of $3.1 million on our term loans under our Credit and Term Loan Agreement with our primary lender.  On December 6, 2017, as part of our overall plan to become compliant with our financial covenants with our primary financial lender, we extinguished one of our term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.  As a result, we were in compliance with our financial covenants at December 31, 2017.

Our first remaining term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second remaining term loan is a three year term loan with monthly principal and interest payments of $118,809 through October 2019.  The interest rate is a fixed rate of 4.40%.

At December 31, 2017, there was not a balance outstanding under our line of credit.  The lesser of $7.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($7.0 million at September 30, 2017).  Any future borrowings under the revolving credit facility are due at maturity on March 30, 2018, for which the Company expects to renew the revolving credit facility for at least one year.

We believe that our cash and cash equivalents of $0.4 million at December 31, 2017, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 13, 2018               /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  February 13, 2018               /s/ Scott A. Francis
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