Form 10-Q
period 2018-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2018-05-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2018 were 10,306,145.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2018

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2018 and September 30, 2017

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Six Months Ended March 31, 2018 and 2017

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Six Months Ended March 31, 2018 and 2017

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4.	Controls and Procedures.	21

	PART II - OTHER INFORMATION

Item 6.	Exhibits.	22

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$886,367	$3,972,723
Accounts receivable, net of allowance for doubtful accounts of $150,000	5,238,520	5,567,005
Income tax receivable	242,327	247,186
Inventories, net of allowance for excess and obsolete
inventory of $3,000,000 and $2,939,289, respectively	22,339,874	22,333,820
Prepaid expenses	404,800	298,152
Total current assets	29,111,888	32,418,886

Property and equipment, at cost:
Land and buildings	7,211,190	7,218,678
Machinery and equipment	3,982,014	3,995,668
Leasehold improvements	200,617	202,017
Total property and equipment, at cost	11,393,821	11,416,363
Less: Accumulated depreciation	(5,550,601)	(5,395,791)
Net property and equipment	5,843,220	6,020,572

Investment in and loans to equity method investee	100,000	98,704
Intangibles, net of accumulated amortization	7,920,865	8,547,487
Goodwill	5,970,244	5,970,244
Deferred income taxes	1,438,000	1,653,000
Other assets	135,753	138,712

Total assets	$50,519,970	$54,847,605

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	September 30, 2017
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,375,342	$3,392,725
Accrued expenses	996,326	1,406,722
Notes payable – current portion	2,853,916	4,189,605
Other current liabilities	650,622	664,325
Total current liabilities	8,876,206	9,653,377

Notes payable, less current portion	–	2,094,246
Other liabilities	784,181	1,401,799
Total liabilities	9,660,387	13,149,422

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,806,803 and 10,726,653 shares issued, respectively; 10,306,145 and 10,225,995 shares outstanding, respectively	108,068	107,267
Paid in capital	(4,619,408)	(4,746,466)
Retained earnings	46,370,937	47,337,396
Total shareholders’ equity before treasury stock	41,859,597	42,698,197

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	40,859,583	41,698,183

Total liabilities and shareholders’ equity	$50,519,970	$54,847,605

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales	$11,649,528	$11,294,756	$23,934,293	$23,390,582
Cost of sales	8,304,463	7,530,327	17,208,073	15,602,524
Gross profit	3,345,065	3,764,429	6,726,220	7,788,058
Operating, selling, general and administrative expenses	3,429,282	3,677,425	7,076,105	7,274,249
Income (loss) from operations	(84,217)	87,004	(349,885)	513,809
Other income (expense):
Loss from equity method investment	(258,558)	–	(258,558)	–
Interest expense	(45,922)	(97,333)	(142,016)	(193,977)
Total other expense, net	(304,480)	(97,333)	(400,574)	(193,977)

Income (loss) before income taxes	(388,697)	(10,329)	(750,459)	319,832
Provision (benefit) for income taxes	(129,000)	(21,000)	216,000	92,000

Net income (loss)	$(259,697)	$10,671	$(966,459)	$227,832

Earnings (loss) per share:
Basic	$(0.03)	$0.00	$(0.09)	$0.02
Diluted	$(0.03)	$0.00	$(0.09)	$0.02
Shares used in per share calculation:
Basic	10,252,712	10,153,571	10,239,353	10,143,903
Diluted	10,252,712	10,156,426	10,239,353	10,145,112

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
Operating Activities
Net income (loss)	$(966,459)	$227,832
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	197,352	217,886
Amortization	626,622	640,560
Provision for excess and obsolete inventories	60,711	284,577
Charge for lower of cost or net realizable value for inventories	27,026	51,637
Gain on disposal of property and equipment	(8,762)	–
Deferred income tax provision (benefit)	215,000	(25,000)
Share based compensation expense	75,360	87,002
Loss from equity method investment	258,558	–
Changes in assets and liabilities:
Accounts receivable	328,485	75,535
Income tax receivable\payable	4,859	113,725
Inventories	(93,792)	219,268
Prepaid expenses	(54,148)	(55,560)
Other assets	2,959	(424)
Accounts payable	982,617	375,140
Accrued expenses	(410,396)	(365,778)
Other liabilities	35,679	70,240
Net cash provided by operating activities	1,281,671	1,916,640

Investing Activities
Acquisition of net operating assets	–	(6,643,540)
Guaranteed payments for acquisition of business	(667,000)	(1,000,000)
Loan repayments from (loans to) equity method investee	(259,854)	2,227,387
Purchases of property and equipment	(35,138)	(130,150)
Disposals of property and equipment	23,900	–
Net cash used in investing activities	(938,092)	(5,546,303)

Financing Activities
Proceeds from notes payable	–	4,000,000
Debt issuance costs	–	(16,300)
Payments on notes payable	(3,429,935)	(976,833)
Net cash provided by (used in) financing activities	(3,429,935)	3,006,867

Net decrease in cash and cash equivalents	(3,086,356)	(622,796)
Cash and cash equivalents at beginning of period	3,972,723	4,508,126
Cash and cash equivalents at end of period	$886,367	$3,885,330

Supplemental cash flow information:
Cash paid for interest	$129,655	$161,612
Cash paid for income taxes	$2,000	$–

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$–	$(1,897,372)

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Accounting Policies

Basis of presentation

The consolidated condensed financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company” or “we”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Cable Television (“Cable TV”) and Telecommunications (“Telco”).

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In addition, in August 2015, the FASB issued ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU No. 2014-09 by one year.  Therefore, the effective date of ASU No. 2014-09 is for annual reporting periods beginning after December 15, 2017.  Based on management’s assessment of ASU No. 2014-09, management does not expect that ASU No. 2014-09 will have a material impact on the Company’s consolidated financial statements as the Company’s contracts generally consist of a single performance obligation to deliver tangible goods.  As part of the Company’s review of its contracts, the Company changed its processes for contract review of performance obligation contracts to help ensure the Company will be in compliance with this standard.

In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU No. 2016-02 will have a material impact on the Company’s consolidated financial statements.  Management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its real estate leases for its facilities.  The Company is a lessee on certain real estate leases that will need to be reported as right of use assets and liabilities at an estimated amount of $3 million on the Company’s consolidated financial statements on the date of adoption.

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

Note 2 – Inventories

Inventories at March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018	September 30, 2017
New:
Cable TV	$13,524,487	$14,014,188
Telco	1,244,424	990,218
Refurbished and used:
Cable TV	3,078,649	3,197,426
Telco	7,492,314	7,071,277
Allowance for excess and obsolete inventory:
Cable TV	(2,300,000)	(2,300,000)
Telco	(700,000)	(639,289)

	$22,339,874	$22,333,820

New inventory includes products purchased from manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished inventory includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales by zero and $0.3 million during the six months ended March 31, 2018 and 2017, respectively, to an allowance of $2.3 million at March 31, 2018.

For the Telco segment, any obsolete or excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.7 million allowance at March 31, 2018.  In the six months ended March 31, 2018, the Company increased the allowance, by $0.1 million.  The Company also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge for the six months ended March 31, 2018 and March 31, 2017 of $27 thousand and $52 thousand, respectively, for inventories that have a cost in excess of estimated net realizable value.

Note 3 – Intangible Assets

The intangible assets with their associated accumulated amortization amounts at March 31, 2018 and September 30, 2017 are as follows:

	March 31, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,306,292)	$5,845,708
Technology – 7 years	1,303,000	(760,080)	542,920
Trade name – 10 years	2,119,000	(648,430)	1,470,570
Non-compete agreements – 3 years	374,000	(312,333)	61,667

Total intangible assets	$11,948,000	$(4,027,135)	$7,920,865

	September 30, 2017
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,898,691)	$6,253,309
Technology – 7 years	1,303,000	(667,009)	635,991
Trade name – 10 years	2,119,000	(542,480)	1,576,520
Non-compete agreements – 3 years	374,000	(292,333)	81,667

Total intangible assets	$11,948,000	$(3,400,513)	$8,547,487

Note 4 – Income Taxes
The Tax Cuts and Jobs Act was enacted on December 22, 2017.  One of the provisions of this legislation was that it reduced the corporate income tax rates for the Company from 34% to 21% effective beginning January 1, 2018.  Since the Company’s fiscal year begins on October 1, this results in a blended rate for 2018 of 24.3%.  Due to this legislation, the Company has remeasured its deferred tax balances at the reduced enacted tax rates as well as utilized the lower anticipated effective income tax rate for the six months ended results.  The provision recorded related to the remeasurement of the Company’s deferred tax balances was $0.4 million.  The accounting for the effects of the rate change on the deferred tax balances is complete and no provisional amounts were recorded for the new legislation.

Note 5 – Notes Payable and Line of Credit

Notes Payable

The Company has an Amended and Restated Revolving Credit and Term Loan Agreement (“Credit and Term Loan Agreement”) with its primary financial lender.  Revolving credit and term loans created under the Credit and Term Loan Agreement are collateralized by inventory, accounts receivable, equipment and fixtures, general intangibles and a mortgage on certain property.  Among other financial covenants, the Credit and Term Loan Agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 and a leverage ratio (total funded debt to EBITDA) of not more than 2.50 to 1.0.  Both financial covenants are determined quarterly.  The Company was not in compliance with the fixed charge ratio at March 31, 2018.  The Company has notified its primary financial lender of the covenant violation and requested that the primary financial lender waive the covenant violation.  As of the date of this filing, the primary financial lender has neither granted nor denied our waiver request.  In addition, the Company believes it may be out of compliance with its debt covenants again within the next twelve months.  Therefore, the Company has classified the $2.9 million outstanding balance of its term loans under the Credit and Term Loan Agreement, as current liabilities.

The noncompliance with these covenants results in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the Credit and Term Loan Agreement, or requiring prepayment of outstanding indebtedness under the Credit and Term Loan Agreement.  If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available, and the Company may not be able to continue operations as planned.  The indebtedness under the Credit and Term Loan Agreement is secured by a security interest in substantially all of the tangible and intangible assets of the Company.  If the Company is unable to repay such indebtedness or refinance with a different lender, the primary financial lender could foreclose on these assets or require amendments to the Company’s debt agreements that could reduce its liquidity.   However, if these events occur, the Company believes that it will be able to secure funding from a different lender based on its continued ability to service the existing debt, its available assets, and the sales strategy and operational improvements it is implementing within its segments.

At March 31, 2018, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $0.7 million at March 31, 2018 and is due on November 30, 2021, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (3.09% at March 31, 2018) and is reset monthly.

The second outstanding term loan has an outstanding balance of $2.2 million at March 31, 2018 and is due October 14, 2019, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%.

On December 6, 2017, the Company extinguished one of its previous term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.

Line of Credit

On March 30, 2018, the Company executed the Ninth Amendment under the Credit and Term Loan Agreement.  This amendment extended the Revolving Line of Credit (“Line of Credit”) maturity to March 29, 2019 and reduced the Line of Credit to $5.0 million from $7.0 million, while other terms of the Line of Credit remained essentially the same.  At March 31, 2018, the Company had no balance outstanding under the Line of Credit.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (4.64% at March 31, 2018), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on March 29, 2019.  Future borrowings under the Line of Credit are limited to the lesser of $5.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $5.0 million at March 31, 2018.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data.  These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s outstanding fixed rate loan was $2.2 million as of March 31, 2018.

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

Basic and diluted earnings (loss) per share for the three and six months ended March 31, 2018 and 2017 are:
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$(259,697)	$10,671	$(966,459)	$227,832

Basic weighted average shares	10,252,712	10,153,571	10,239,353	10,143,903
Effect of dilutive securities:
Stock options	–	2,855	–	1,209
Diluted weighted average shares	10,252,712	10,156,426	10,239,353	10,145,112
Earnings (loss) per common share:
Basic	$(0.03)	$0.00	$(0.09)	$0.02
Diluted	$(0.03)	$0.00	$(0.09)	$0.02

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Stock options excluded	645,000	510,000	645,000	600,000
Weighted average exercise price of
stock options	$2.59	$2.81	$2.59	$2.66
Average market price of common stock	$1.39	$1.83	$1.43	$1.79

Note 7 – Stock-Based Compensation

Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At March 31, 2018, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 187,301 shares were available for future grants.
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

A summary of the status of the Company's stock options at March 31, 2018 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2017	700,000	$2.54
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	(55,000)	$1.86
Outstanding at March 31, 2018	645,000	$2.59

Exercisable at March 31, 2018	535,000	$2.75

No nonqualified stock options were granted for the six months ended March 31, 2018.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2018 is as follows:

Six Months Ended March 31, 2018
Fiscal year 2016 grant	$1,789
Fiscal year 2017 grant	$21,071

The Company records compensation expense over the vesting term of the related options.  At March 31, 2018, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $44,531.

Restricted Stock
The Company granted restricted stock in March 2018 to its Board of Directors and a Company officer totaling 80,150 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares at issuance totaled $105,000, which is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Sales
Cable TV	$4,645,097	$4,996,965	$10,471,502	$11,571,790
Telco	7,006,561	6,363,466	13,465,101	11,903,442
Intercompany	(2,130)	(65,675)	(2,310)	(84,650)
Total sales	$11,649,528	$11,294,756	$23,934,293	$23,390,582

Gross profit
Cable TV	$1,539,382	$1,755,059	$2,740,509	$4,155,401
Telco	1,805,683	2,009,370	3,985,711	3,632,657
Total gross profit	$3,345,065	$3,764,429	$6,726,220	$7,788,058

Income (loss) from operations
Cable TV	$296,153	$262,648	$107,653	$1,171,631
Telco	(380,370)	(175,644)	(457,538)	(657,822)
Total income (loss) from operations	$(84,217)	$87,004	$(349,885)	$513,809

	March 31, 2018	September 30, 2017
Segment assets
Cable TV	$22,698,427	$24,116,395
Telco	24,559,556	24,135,091
Non-allocated	3,261,987	6,596,119
Total assets	$50,519,970	$54,847,605

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the cable television industry, changes in the trends of the telecommunications industry, changes in our supplier agreements, technological developments, changes in the general economic environment, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

Consolidated

Consolidated sales increased $0.3 million before the impact of intercompany sales, or 3%, to $11.6 million for the three months ended March 31, 2018 from $11.3 million for the three months ended March 31, 2017.  The increase in sales was in the Telco segment of $0.7 million, partially offset by a decrease in sales in the Cable TV segment of $0.4 million.  Consolidated gross profit decreased $0.5 million, or 11%, to $3.3 million for the three months ended March

31, 2018 from $3.8 million for the same period last year.  The decrease in gross profit was in the Cable TV segment and Telco segment of $0.3 million and $0.2 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million, or 7%, to $3.4 million for the three months ended March 31, 2018 from $3.7 million for the same period last year.  This decrease in expenses was due to the Cable segment of $0.3 million, while the Telco segment was relatively flat.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity losses for the three months ended March 31, 2018 were $0.3 million and zero for the three months ended March 31, 2017.  The equity losses for the three months ended March 31, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Interest expense decreased $50 thousand to $50 thousand for the three months ended March 31, 2018 from $100 thousand for the period ended March 31, 2017.  The decrease in interest expense was due primarily to the impact of paying off one of our term loans in December 2017.

The benefit for income taxes was $0.1 million for the three months ended March 31, 2018 compared to a benefit for income taxes of $21 thousand for the three months ended March 31, 2017.  The effective income tax rate for the three months ended March 31, 2018 was 33%, which was favorably impacted from net operating losses in states with higher tax rates due primarily to the loss from YKTG Solutions.  The Company estimates that the effective income tax rate for the remaining quarters of fiscal year 2018 will be approximately 30% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $0.4 million to $4.6 million for the three months ended March 31, 2018 from $5.0 million for the same period last year.  The decrease in sales was due to a decrease in refurbished equipment sales and repair service revenue of $0.2 million and $0.8 million, partially offset by an increase in new equipment revenue of $0.6 million.  The decrease in the refurbished equipment sales was due primarily to an overall decrease in demand for the three months ended March 31, 2018 as compared to last year.  The decrease in repair service revenue was due primarily to the loss of a large repair business customer in the first quarter of fiscal year 2018.  As a result of this loss, the Company has closed two of its repair facilities and reduced personnel at its remaining repair facilities.

Gross margin was 33% for the three months ended March 31, 2018 compared to 35% for the same period last year due primarily to decreased margins on its equipment sales, partially offset by lower expenses related to the allowance for obsolete and excess inventory.

Operating, selling, general and administrative expenses decreased $0.3 million to $1.2 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017.  This decrease was due primarily to decreased employee expenses as the Company closed two of its repair facilities and reduced personnel at its remaining repair facilities in 2017.

Telco

Sales for the Telco segment increased $0.7 million to $7.0 million for the three months ended March 31, 2018 from $6.3 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $1.2 million, partially offset by a decrease in recycling revenue of $0.5 million.  The increase in Telco equipment sales was due primarily to increased sales at Nave Communications of $1.4 million, partially offset by lower equipment sales at Triton Datacom of $0.2 million.  The decrease in recycling revenue was due primarily to timing of recycling shipments.  The increase in equipment sales at Nave Communications can be attributed in part to the Company addressing the lower equipment sales it had been experiencing over the past several quarters at Nave Communications by restructuring its sales force and implementing a new sales strategy.

Gross margin was 26% for the three months ended March 31, 2018 and 32% for the three months ended March 31, 2017.  The decrease in gross margin was due primarily to lower gross margins from Nave Communications equipment sales due primarily to the increased percentage of sales to resellers as compared to end user customers.  In addition, the decreased recycling revenue for the three months ended March 31, 2018 resulted in lower gross margins due primarily to the fixed costs incurred within this product line.

Operating, selling, general and administrative expenses remained flat at $2.2 million for both the three months ended March 31, 2018 and for the same period last year.

Comparison of Results of Operations for the Six Months Ended March 31, 2018 and March 31, 2017

Consolidated

Consolidated sales increased $0.5 million before the impact of intercompany sales, or 2%, to $23.9 million for the six months ended March 31, 2018 from $23.4 million for the six months ended March 31, 2017.  The increase in sales was in the Telco segment of $1.6 million, partially offset by a decrease in the Cable TV segment of $1.1 million.  Consolidated gross profit decreased $1.1 million, or 14%, to $6.7 million for the six months ended March 31, 2018 from $7.8 million for the same period last year.  The decrease in gross profit was in the Cable TV segment of $1.4 million, partially offset by an increase in the Telco segment of $0.3 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.2 million, or 3%, to $7.1 million for the six months ended March 31, 2018 from $7.3 million for the same period last year.  This decrease in expenses was due to the Cable segment of $0.4 million, partially offset by an increase in the Telco segment of $0.2 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity losses for the six months ended March 31, 2018 were $0.3 million and zero for the six months ended March 31, 2017.  The equity losses for the six months ended March 31, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Interest expense decreased $0.1 million to $0.1 million for the six months ended March 31, 2018 from $0.2 million for the same period last year.  The decrease in interest expense was due primarily to the impact of paying off one of our term loans in December 2017.

The provision for income taxes was $0.2 million for the six months ended March 31, 2018, from a provision for income taxes of $0.1 million for the six months ended March 31, 2017.  The increase in the tax provision was due primarily to the Tax Cuts and Jobs Act enacted on December 22, 2017.  One of the provisions of this legislation was to reduce the corporate income tax rates effective beginning January 1, 2018.  As a result of the reduced corporate income tax rate, the Company remeasured its deferred tax balances at the reduced corporate income tax rate, which resulted in income tax expense of $0.4 million.  The effective tax rate for the six months ended March 31, 2018 was also favorably impacted by net operating losses in states with higher tax rates due primarily to the loss from YKTG Solutions.  The Company estimates that its effective income tax rate for the remaining quarters of fiscal year 2018 will be approximately 30% as a result of the legislation.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.1 million to $10.5 million for the six months ended March 31, 2018 from $11.6 million for the same period last year.  The decrease in sales was due to a decrease in refurbished equipment sales and repair service revenue of $0.7 million and $1.3 million, respectively, partially offset by an increase in new equipment revenue of $0.9 million.  The decrease in the refurbished equipment sales was due primarily to an overall decrease in demand for the six months ended March 31, 2018 as compared to last year.  The decrease in repair service revenue was due primarily to the loss of a large repair business customer in the first quarter of fiscal year 2018.  As a result of this loss, the Company has closed two of its repair facilities and reduced personnel at its remaining repair facilities.

Gross margin was 26% for the six months ended March 31, 2018 compared to 36% for the same period last year.  The decrease in gross margin was due primarily to a significant increase in volume for a new equipment sales customer with low margins and an overall decrease in margins on equipment sales, partially offset by lower expenses related to the allowance for obsolete and excess inventory.

Operating, selling, general and administrative expenses decreased $0.4 million to $2.6 million for the six months ended March 31, 2018 from $3.0 million for the same period last year.  This decrease was due primarily to decreased employee expenses as the Company closed two of its repair facilities and reduced personnel at its remaining repair facilities in 2017.

Telco

Sales for the Telco segment increased $1.6 million to $13.5 million for the six months ended March 31, 2018 from $11.9 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $1.8 million, partially offset by a decrease in recycling revenue of $0.2 million.  The increase in Telco equipment sales was due to increased sales at Nave Communications and Triton Datacom of $1.2 million and $0.6 million, respectively.  The increase in equipment sales at Nave Communications can be attributed in part to the Company addressing the lower equipment sales it had been experiencing over the past several quarters at Nave Communications by restructuring its sales force and implementing a new sales strategy.

Gross margin was 30% for the six months ended March 31, 2018 and 31% for the six months ended March 31, 2017.

Operating, selling, general and administrative expenses increased $0.2 million to $4.5 million for the six months ended March 31, 2018 from $4.3 million for the same period last year.  This increase was due primarily to increased personnel expenses.

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

A reconciliation by segment of operating income (loss) to Adjusted EBITDA follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$296,153	$(380,370)	$(84,217)	$262,648	$(175,644)	$87,004
Depreciation	66,660	32,549	99,209	74,894	39,205	114,099
Amortization	−	313,311	313,311	−	328,574	328,574
Adjusted EBITDA (a)	$362,813	$(34,510)	$328,303	$337,542	$192,135	$529,677

(a)	The Telco segment includes earn-out expenses of zero and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, related to the acquisition of Triton Miami, Inc.

	Six Months Ended March 31, 2018			Six Months Ended March 31, 2017
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$107,653	$(457,538)	$(349,885)	$1,171,631	$(657,822)	$513,809
Depreciation	133,607	63,745	197,352	148,138	69,748	217,886
Amortization	−	626,622	626,622	−	640,560	640,560
Adjusted EBITDA (a)	$241,260	$232,829	$474,089	$1,319,769	$52,486	$1,372,255

(a)
The Telco segment includes earn-out expenses of zero and $0.1 million for the six months ended March 31, 2018 and 2017, respectively, related to the acquisition of Triton Miami, Inc.  The Telco segment for the six months ended March 31, 2017 includes acquisition related costs of $0.2 million.

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2018, we had total inventory, before the allowance for excess and obsolete inventories, of $25.3 million, consisting of $14.8 million in new products and $10.5 million in used or refurbished products.

For the Cable TV segment, our allowance at March 31, 2018 for excess and obsolete inventory was $2.3 million, which reflects the same amount at September 30, 2017.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory allowance and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete and excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, we have an allowance of $0.7 million at March 31, 2018.  In the six months ended March 31, 2018, we increased the allowance, by $0.1 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $27 thousand for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The allowance for bad debts was $0.2 million at March 31, 2018 and September 30, 2017.  At March 31, 2018, accounts receivable, net of allowance for doubtful accounts, was $5.2 million.

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

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through cash flows provided by operations, and we have a bank line of credit of up to $5.0 million.  During the six months ended March 31, 2018, we generated $1.3 million of cash flows from operations.  The cash flows from operations was favorably impacted by $1.0 million from a net increase in accounts payable, which was due primarily to increased Cable TV inventory purchases at the end of March 2018.  The cash flows operations was negatively impacted by $0.4 million from a net decrease in accrued expenses, which primarily resulted from the first annual payment of the earn-out related to the acquisition of Triton Miami, Inc.

Cash Flows Used for Investing Activities

During the six months ended March 31, 2018, cash used in investing activities was $0.9 million, which primarily related to guaranteed payments related to the acquisition of Triton Miami, Inc. of $0.7 million.

Cash Flows Used for Financing Activities

During the six months ended March 31, 2018, we made principal payments of $3.4 million on our term loans under our Credit and Term Loan Agreement with our primary lender.  On December 6, 2017, as part of our overall plan to become compliant with our financial covenants with our primary financial lender, we extinguished one of our term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.

Our first remaining term loan requires monthly payments of $15,334 plus accrued interest through November 2021.  Our second remaining term loan is a three year term loan with monthly principal and interest payments of $118,809 through October 2019.  The interest rate is a fixed rate of 4.40%.

On March 30, 2018, the Company executed the Ninth Amendment under the Credit and Term Loan Agreement, which extended the Line of Credit maturity to March 29, 2019 and reduced the Line of Credit to $5.0 million from $7.0 million.  The other terms of the Line of Credit remained essentially the same.  At March 31, 2018, there was not a balance outstanding under our line of credit.   The lesser of $5.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($5.0 million at March 31, 2018).

We believe that our cash and cash equivalents of $0.9 million at March 31, 2018, cash flow from operations and our existing line of credit provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.

At March 31, 2018, we were not in compliance with our fixed charge coverage ratio debt covenant with our primary financial lender under our Credit and Term Loan Agreement.  We notified our primary financial lender of the covenant violation and requested that the primary financial lender waive the covenant violation.  As of the date of this filing, the primary financial lender has neither granted nor denied our waiver request.  In addition, we believe that we may not be in compliance with this covenant again within the next twelve months.  Therefore, we have classified the $2.9 million outstanding balance of its term loans under the Credit and Term Loan Agreement, as current liabilities.

The noncompliance with these covenants results in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of our indebtedness or preventing access to additional funds under the Credit and Term Loan Agreement, or requiring prepayment of outstanding indebtedness under the Credit and Term Loan Agreement.  If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available, and we may not be able to continue operations as planned.  The indebtedness under the Credit and Term Loan Agreement is secured by a security interest in substantially all of our tangible and intangible assets of the Company.  If we are unable to repay such indebtedness or refinance our indebtedness with a different lender, the primary financial lender could foreclose on these assets or require amendments to our debt agreements that could reduce our liquidity.  However, if these events occur, we believe that we will be able to secure funding from a different lender, based on our continued ability to service our existing debt, our available assets, and the sales strategy and operational improvements we are implementing within our segments.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment Nine to Amended and Restated Revolving Credit and Term Loan Agreement dated March 30, 2018.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 15, 2018                 /s/ David L. Humphrey
David L. Humphrey,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 15, 2018                 /s/ Scott A. Francis
Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Amendment Nine to Amended and Restated Revolving Credit and Term Loan Agreement dated March 30, 2018.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.