Form 10-Q
period 2018-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2018-08-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2018 were 10,306,145.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2018

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	June 30, 2018 and September 30, 2017

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Nine Months Ended June 30, 2018 and 2017

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Nine Months Ended June 30, 2018 and 2017

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4.	Controls and Procedures.	22

	PART II - OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities.	23

Item 6.	Exhibits.	23

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$2,141,434	$3,972,723
Accounts receivable, net of allowance for doubtful accounts of $150,000	5,078,143	5,567,005
Income tax receivable	197,418	247,186
Inventories, net of allowance for excess and obsolete
inventory of $3,500,000 and $2,939,289, respectively	20,045,232	22,333,820
Prepaid expenses	274,605	298,152
Total current assets	27,736,832	32,418,886

Property and equipment, at cost:
Land and buildings	7,211,190	7,218,678
Machinery and equipment	3,792,933	3,995,668
Leasehold improvements	200,617	202,017
Total property and equipment, at cost	11,204,740	11,416,363
Less: Accumulated depreciation	(5,522,693)	(5,395,791)
Net property and equipment	5,682,047	6,020,572

Investment in and loans to equity method investee	89,500	98,704
Intangibles, net of accumulated amortization	7,607,554	8,547,487
Goodwill	4,820,185	5,970,244
Deferred income taxes	1,731,000	1,653,000
Other assets	134,443	138,712

Total assets	$47,801,561	$54,847,605

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	September 30, 2017
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,665,043	$3,392,725
Accrued expenses	1,346,663	1,406,722
Notes payable – current portion	2,976,044	4,189,605
Other current liabilities	657,498	664,325
Total current liabilities	7,645,248	9,653,377

Notes payable, less current portion	–	2,094,246
Other liabilities	792,896	1,401,799
Total liabilities	8,438,144	13,149,422

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,806,803 and 10,726,653 shares issued, respectively; 10,306,145 and 10,225,995 shares outstanding, respectively	108,068	107,267
Paid in capital	(4,608,875)	(4,746,466)
Retained earnings	44,864,238	47,337,396
Total shareholders’ equity before treasury stock	40,363,431	42,698,197

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	39,363,417	41,698,183

Total liabilities and shareholders’ equity	$47,801,561	$54,847,605

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales	$12,573,899	$12,989,990	$36,508,192	$36,380,572
Cost of sales	9,490,966	9,234,039	26,699,039	24,836,563
Gross profit	3,082,933	3,755,951	9,809,153	11,544,009
Operating, selling, general and administrative expenses	3,641,434	3,757,027	10,717,539	11,031,276
Goodwill impairment charge	1,150,059	–	1,150,059	–
Income (loss) from operations	(1,708,560)	(1,076)	(2,058,445)	512,733
Other income (expense):
Loss from equity method investment	–	–	(258,558)	–
Interest expense	(45,139)	(85,787)	(187,155)	(279,764)
Total other expense, net	(45,139)	(85,787)	(445,713)	(279,764)

Income (loss) before income taxes	(1,753,699)	(86,863)	(2,504,158)	232,969
Provision (benefit) for income taxes	(247,000)	(20,000)	(31,000)	72,000

Net income (loss)	$(1,506,699)	$(66,863)	$(2,473,158)	$160,969

Earnings (loss) per share:
Basic	$(0.15)	$(0.01)	$(0.24)	$0.02
Diluted	$(0.15)	$(0.01)	$(0.24)	$0.02
Shares used in per share calculation:
Basic	10,306,145	10,192,244	10,261,617	10,160,017
Diluted	10,306,145	10,192,244	10,261,617	10,160,582

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
Operating Activities
Net income (loss)	$(2,473,158)	$160,969
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	289,104	328,673
Amortization	939,933	953,871
Provision for excess and obsolete inventories	560,711	433,579
Charge for lower of cost or net realizable value for inventories	219,846	119,257
Loss on disposal of property and equipment	41,354	–
Deferred income tax benefit	(78,000)	(157,000)
Share based compensation expense	122,142	130,390
Goodwill impairment charge	1,150,059	–
Loss from equity method investment	258,558	–
Changes in assets and liabilities:
Accounts receivable	682,708	(629,035)
Income tax receivable\payable	49,768	379,083
Inventories	1,322,302	(539,594)
Prepaid expenses	39,797	14,078
Other assets	4,269	(424)
Accounts payable	(727,682)	908,972
Accrued expenses	(48,678)	93,613
Other liabilities	51,270	88,312
Net cash provided by operating activities	2,404,303	2,284,744

Investing Activities
Acquisition of net operating assets	–	(6,643,540)
Guaranteed payments for acquisition of business	(667,000)	(1,000,000)
Loan repayments from (loans to) equity method investee	(249,354)	2,299,921
Purchases of property and equipment	(35,331)	(169,560)
Disposals of property and equipment	23,900	1,817
Net cash used in investing activities	(927,785)	(5,511,362)

Financing Activities
Net change in bank revolving line of credit	500,000	–
Proceeds from notes payable	–	4,000,000
Debt issuance costs	–	(16,300)
Payments on notes payable	(3,807,807)	(1,520,700)
Net cash provided by (used in) financing activities	(3,307,807)	2,463,000

Net decrease in cash and cash equivalents	(1,831,289)	(763,618)
Cash and cash equivalents at beginning of period	3,972,723	4,508,126
Cash and cash equivalents at end of period	$2,141,434	$3,744,508

Supplemental cash flow information:
Cash paid for interest	$173,282	$256,882
Cash paid for (received from) income taxes	$5,146	$(200,000)

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$–	$(1,836,105)
Note receivable from disposition of net operating assets	$225,000	$–

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Accounting Policies

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In addition, in August 2015, the FASB issued ASU 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU 2014-09 by one year.  Therefore, the effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017.  Based on management’s assessment of ASU 2014-09, management does not expect that ASU 2014-09 will have a material impact on the Company’s consolidated financial statements as the Company’s contracts generally consist of a single performance obligation to deliver tangible goods.  As part of the Company’s review of its contracts, the Company changed its processes for contract review of performance obligation contracts to help ensure the Company will be in compliance with this standard.

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.  Management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its real estate leases for its facilities.  The Company is a lessee on certain real estate leases that will need to be reported as right of use assets and liabilities at an estimated amount of $3 million on the Company’s consolidated financial statements on the date of adoption.

In March 2016, the FASB issued ASU 2016-09: “Compensation – Stock Compensation (Topic 718)” which is intended to improve employee share-based payment accounting.  This ASU identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows.  The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  Early adoption is permitted.  Management has determined that ASU 2016-09 will not have a material impact on the Company’s consolidated financial statements.  The Company does not currently have excess tax benefits or deficiencies from stock compensation expense.  The Company adopted ASU 2016-09 on October 1, 2017.

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update.

In August 2016, the FASB issued ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.”  This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted.  Based on management’s initial assessment of ASU 2016-15, the cash flows associated with guaranteed payments for acquisition of businesses will be reported as a financing activity in the Statement of Cash Flows, as opposed to an investing activity where it is currently reported.

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  This ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company elected to early adopt ASU 2017-04 on June 30, 2018 in connection with its goodwill assessment performed as of June 30, 2018 (See Note 4).

Note 2 – Inventories

Inventories at June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018	September 30, 2017
New:
Cable TV	$12,325,608	$14,014,188
Telco	936,404	990,218
Refurbished and used:
Cable TV	3,087,361	3,197,426
Telco	7,195,859	7,071,277
Allowance for excess and obsolete inventory:
Cable TV	(2,800,000)	(2,300,000)
Telco	(700,000)	(639,289)

	$20,045,232	$22,333,820

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales by $0.5 million during the nine months ended June 30, 2018, to an allowance of $2.8 million at June 30, 2018.

For the Telco segment, any obsolete or excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment has identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, the Company has a $0.7 million allowance at June 30, 2018.  In the nine months ended June 30, 2018, the Company increased the allowance by $0.1 million.  The Company also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge for the nine months ended June 30, 2018 and June 30, 2017 of $0.2 million and $0.1 million, respectively, for inventories that have a cost in excess of estimated net realizable value.

Note 3 – Intangible Assets

The intangible assets with their associated accumulated amortization amounts at June 30, 2018 and September 30, 2017 are as follows:
	June 30, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,510,092)	$5,641,908
Technology – 7 years	1,303,000	(806,616)	496,384
Trade name – 10 years	2,119,000	(701,405)	1,417,595
Non-compete agreements – 3 years	374,000	(322,333)	51,667

Total intangible assets	$11,948,000	$(4,340,446)	$7,607,554

	September 30, 2017
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,898,691)	$6,253,309
Technology – 7 years	1,303,000	(667,009)	635,991
Trade name – 10 years	2,119,000	(542,480)	1,576,520
Non-compete agreements – 3 years	374,000	(292,333)	81,667

Total intangible assets	$11,948,000	$(3,400,513)	$8,547,487

Note 4 – Goodwill
The Company performs its annual analysis in the fourth fiscal quarter of each year for goodwill impairment on its reporting units, which for this analysis are the Cable TV operating segment and the Telco operating segment.  However, during the third fiscal quarter, there were certain indicators of possible impairment in its Cable TV segment which warranted the Company to perform an analysis for goodwill impairment of the Cable TV segment.  These indicators included lower operating results of the Cable TV segment compared to the prior year and projected results, and management discussions surrounding various strategic alternatives given the lower operating performance.

As a result of these indicators, the Company determined that it was necessary to perform the goodwill impairment analysis for the Cable TV segment.  This analysis compares a calculation of the estimated fair value for the Cable TV segment utilizing a discounted cash flow analysis and compares it to the carrying value of the Cable TV segment.  The Company determined that the carrying value of the Cable TV segment exceeded the fair value.

In accordance with ASU 2017-04, which the Company elected to early adopt on June 30, 2018, the Company should recognize an impairment charge if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment charge not to exceed the amount of goodwill allocated to the reporting unit.  Therefore, the Company recognized an impairment charge of $1.2 million for the three months ended June 30, 2018, which was the carrying value of the Cable TV segment’s goodwill.

Note 5 – Income Taxes
The Tax Cuts and Jobs Act was enacted on December 22, 2017.  One of the provisions of this legislation was that it reduced the corporate income tax rates for the Company from 34% to 21% effective beginning January 1, 2018.  Since the Company’s fiscal year begins on October 1, this results in a blended rate for 2018 of 24.3%.  Due to this legislation, the Company has remeasured its deferred tax balances at the reduced enacted tax rates as well as utilized the lower anticipated effective income tax rate for the nine months ended results.  The provision recorded related to the remeasurement of the Company’s deferred tax balances was $0.4 million.  The accounting for the effects of the rate change on the deferred tax balances is complete and no provisional amounts were recorded for the new legislation.

Note 6 – Notes Payable and Line of Credit

Notes Payable

On May 31, 2018, the Company entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”) relating to the Company’s Amended and Restated Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  As the Company had previously disclosed in its March 31, 2018 Form 10-Q filed on May 15, 2018, the Company was not in compliance with the fixed charge ratio covenant under the Credit and Term Loan Agreement at March 31, 2018 and had notified Lender of the covenant violation and requested a waiver of the covenant violation.  As a result of the covenant violation, the Company was in default under the Credit and Term Loan Agreement, for which Lender has the right to exercise its rights under the Credit and Term Loan Agreement, which include the right to accelerate the payment of the Company’s indebtedness to the Lender, enforce the Lender’s security interest in the collateral under the Credit and Term Loan Agreement and pursue collection from the Company for outstanding amounts owed under the Credit and Term Loan Agreement.

Under the forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement, Lender agrees to delete the fixed charge ratio covenant from the Credit and Term Loan Agreement and to forbear from exercising its rights and remedies under the Credit and Term Loan Agreement through October 31, 2018 subject to, among other things, the following terms:
•	Reduce the revolving line commitment from $5.0 million to $3.0 million;
•	Lender is not obligated to lend or make advances under the revolving line of credit;
•	Limit the Company’s capital expenditure to $100,000 during the forbearance period;
•	Require semi-monthly reporting of its borrowing base calculation;
•	The Company must remain in compliance with the terms of the amended Credit and Term Loan
Agreement.

The Company believes that it will be able to secure funding from a different lender based on its continued ability to service the existing debt, its available assets, and the sales strategy and operational improvements it is implementing within its segments.

Revolving credit and term loans created under the Credit and Term Loan Agreement are collateralized by inventory, accounts receivable, equipment and fixtures, general intangibles and a mortgage on certain property.  Among other financial covenants, the Credit and Term Loan Agreement provides that the Company maintain a leverage ratio (total funded debt to EBITDA) of not more than 2.50 to 1.0.

At June 30, 2018, the Company has two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan has an outstanding balance of $0.6 million at June 30, 2018 and is due on October 31, 2018, with monthly principal payments of $15,334 plus accrued interest.  The interest rate is the prevailing 30-day LIBOR rate plus 1.4% (3.40% at June 30, 2018) and is reset monthly.

The second outstanding term loan has an outstanding balance of $1.8 million at June 30, 2018 and is due October 31, 2018, with monthly principal and interest payments of $118,809.  The interest rate on the term loan is a fixed interest rate of 4.40%.

On December 6, 2017, the Company extinguished one of its previous term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.

Line of Credit

On May 31, 2018, the Company entered into a forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement.  This amendment changed the Revolving Line of Credit (“Line of Credit”) maturity to October 31, 2018 and reduced the Line of Credit to $3.0 million from $5.0 million, while other terms of the Line of Credit remained essentially the same.  At June 30, 2018, $0.5 million was outstanding under the Line of Credit and is reported in Notes payable – current portion on the consolidated balance sheet.  The Line of Credit requires quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (4.82% at June 30, 2018), and the interest rate is reset monthly.  Any future borrowings under the Line of Credit are due on October 31, 2018.  Future borrowings under the Line of Credit are limited to the lesser of $3.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $3.0 million at June 30, 2018.

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

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data.  These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s outstanding fixed rate loan was $1.8 million as of June 30, 2018.

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

Basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2018 and 2017 are:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$(1,506,699)	$(66,863)	$(2,473,158)	$160,969

Basic weighted average shares	10,306,145	10,192,244	10,261,617	10,160,017
Effect of dilutive securities:
Stock options	–	–	–	565
Diluted weighted average shares	10,306,145	10,192,244	10,261,617	10,160,582
Earnings (loss) per common share:
Basic	$(0.15)	$(0.01)	$(0.24)	$0.02
Diluted	$(0.15)	$(0.01)	$(0.24)	$0.02

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock options excluded	645,000	700,000	645,000	650,000
Weighted average exercise price of
stock options	$2.59	$2.54	$2.59	$2.60
Average market price of common stock	$1.29	$1.72	$1.38	$1.77

Note 8 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At June 30, 2018, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 187,301 shares were available for future grants.
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

A summary of the status of the Company's stock options at June 30, 2018 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2017	700,000	$2.54
Granted	–	–
Exercised	–	–
Expired	–	–
Forfeited	(55,000)	$1.86
Outstanding at June 30, 2018	645,000	$2.59

Exercisable at June 30, 2018	551,667	$2.73

No nonqualified stock options were granted for the nine months ended June 30, 2018.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company uses historical data to estimate the pre-vesting option forfeitures and records share-based expense only for those awards that are expected to vest.

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2018 is as follows:

Nine Months Ended June 30, 2018
Fiscal year 2016 grant	$1,789
Fiscal year 2017 grant	$31,603

The Company records compensation expense over the vesting term of the related options.  At June 30, 2018, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $33,999.

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales
Cable TV	$4,898,902	$6,037,503	$15,370,405	$17,609,293
Telco	7,680,559	6,954,787	21,145,659	18,858,229
Intercompany	(5,562)	(2,300)	(7,872)	(86,950)
Total sales	$12,573,899	$12,989,990	$36,508,192	$36,380,572

Gross profit
Cable TV	$1,089,582	$1,874,513	$3,830,092	$6,029,913
Telco	1,993,351	1,881,438	5,979,061	5,514,096
Total gross profit	$3,082,933	$3,755,951	$9,809,153	$11,544,009

Income (loss) from operations
Cable TV	$(1,355,387)	$414,383	$(1,247,733)	$1,586,013
Telco	(353,173)	(415,459)	(810,712)	(1,073,280)
Total income (loss) from operations	$(1,708,560)	$(1,076)	$(2,058,445)	$512,733

	June 30, 2018	September 30, 2017
Segment assets
Cable TV	$19,743,820	$24,116,395
Telco	23,328,865	24,135,091
Non-allocated	4,728,876	6,596,119
Total assets	$47,801,561	$54,847,605

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and June 30, 2017

Consolidated

Consolidated sales decreased $0.4 million before the impact of intercompany sales, or 3%, to $12.6 million for the three months ended June 30, 2018 from $13.0 million for the three months ended June 30, 2017.  The decrease in sales was in the Cable TV segment of $1.1 million, partially offset by an increase in sales in the Telco segment of $0.7 million.  Consolidated gross profit decreased $0.7 million, or 18%, to $3.1 million for the three months ended June

30, 2018 from $3.8 million for the same period last year.  The decrease in gross profit was in the Cable TV segment of $0.8 million, partially offset by an increase in the Telco segment of $0.1 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.2 million, or 3%, to $3.6 million for the three months ended June 30, 2018 from $3.8 million for the same period last year.  This decrease in expenses was due to the Cable TV segment of $0.3 million, partially offset by an increase in the Telco segment of $0.1 million.

The Company recognized a goodwill impairment charge of $1.2 million in the Cable TV segment for the three months ended June 30, 2018 (See Note 4 – Goodwill in the Notes to the unaudited consolidated condensed financial statements).

Interest expense decreased $40 thousand to $50 thousand for the three months ended June 30, 2018 from $90 thousand for the period ended June 30, 2017.  The decrease in interest expense was due primarily to the impact of paying off one of our term loans in December 2017.

The benefit for income taxes was $0.2 million for the three months ended June 30, 2018 compared to a benefit for income taxes of $20 thousand for the three months ended June 30, 2017.  The effective income tax rate for the three months ended June 30, 2018 was 14%, which was reduced by net operating losses in states with higher tax rates and from a loss on impairment of goodwill which was nondeductible.  The Company estimates that the effective income tax rate for the fourth quarter of fiscal year 2018 will be approximately 30% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.1 million to $4.9 million for the three months ended June 30, 2018 from $6.0 million for the same period last year.  The decrease in sales was due to a decrease in repair service revenue and in refurbished equipment sales of $0.8 million and $0.4 million, respectively, partially offset by an increase in new equipment revenue of $0.1 million.  The decrease in repair service revenue was due primarily to the loss of a large repair business customer in the first quarter of fiscal year 2018.  As a result of this loss, the Company has closed three of its repair facilities and reduced personnel at its remaining repair facilities.  The decrease in the refurbished equipment sales was due primarily to an overall decrease in demand for the three months ended June 30, 2018 as compared to last year.

Gross margin was 22% for the three months ended June 30, 2018 compared to 31% for the same period last year due primarily to higher expenses of $0.4 million related to the allowance for obsolete and excess inventory.

Operating, selling, general and administrative expenses decreased $0.3 million to $1.2 million for the three months ended June 30, 2018 from $1.5 million for the three months ended June 30, 2017.  This decrease was due primarily to decreased employee expenses as the Company closed three of its repair facilities and reduced personnel at its remaining repair facilities in 2018.

The Cable TV segment incurred a goodwill impairment charge of $1.2 million for the three months ended June 30, 2018 (See Note 4 – Goodwill in the Notes to the unaudited consolidated condensed financial statements).

Telco

Sales for the Telco segment increased $0.7 million to $7.7 million for the three months ended June 30, 2018 from $7.0 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales and recycling revenue of $0.5 million and $0.2 million, respectively.  The increase in Telco equipment sales was due primarily to increased sales at Nave Communications of $0.9 million, partially offset by lower equipment sales at Triton Datacom of $0.4 million.  The increase in recycling revenue was due primarily to timing of recycling shipments.

The increase in equipment sales at Nave Communications can be attributed in part to the Company addressing the lower equipment sales it had been experiencing over the past several quarters at Nave Communications by restructuring its sales force and implementing a new sales strategy.

Gross margin was 26% for the three months ended June 30, 2018 and 27% for the three months ended June 30, 2017.  The decrease in gross margin was due primarily to higher expenses of $0.1 million related to the lower of cost or net realizable value charge, partially offset by increased recycling revenue which resulted in higher gross margins primarily due to the fixed costs incurred within this product line.

Operating, selling, general and administrative expenses increased $0.1 million to $2.3 million for the three months ended June 30, 2018 from $2.2 million for the same period last year.

Comparison of Results of Operations for the Nine Months Ended June 30, 2018 and June 30, 2017

Consolidated

Consolidated sales increased $0.1 million before the impact of intercompany sales, or 1%, to $36.5 million for the nine months ended June 30, 2018 from $36.4 million for the nine months ended June 30, 2017.  The increase in sales was in the Telco segment of $2.3 million, partially offset by a decrease in the Cable TV segment of $2.2 million.  Consolidated gross profit decreased $1.7 million, or 15%, to $9.8 million for the nine months ended June 30, 2018 from $11.5 million for the same period last year.  The decrease in gross profit was in the Cable TV segment of $2.2 million, partially offset by an increase in the Telco segment of $0.5 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.3 million, or 3%, to $10.7 million for the nine months ended June 30, 2018 from $11.0 million for the same period last year.  This decrease in expenses was due to the Cable TV segment of $0.5 million, partially offset by an increase in the Telco segment of $0.2 million.

The Company recognized a goodwill impairment charge of $1.2 million in the Cable TV segment for the nine months ended June 30, 2018 (See Note 4 – Goodwill in the Notes to the unaudited consolidated condensed financial statements).

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity losses for the nine months ended June 30, 2018 were $0.3 million and zero for the nine months ended June 30, 2017.  The equity losses for the nine months ended June 30, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Interest expense decreased $0.1 million to $0.2 million for the nine months ended June 30, 2018 from $0.3 million for the same period last year.  The decrease in interest expense was due primarily to the impact of paying off one of our term loans in December 2017.

The benefit for income taxes was $30 thousand for the nine months ended June 30, 2018 compared to a provision for income taxes of $0.1 million for the nine months ended June 30, 2017.  The tax benefit of $30 thousand was due primarily to the Tax Cuts and Jobs Act enacted on December 22, 2017.  One of the provisions of this legislation was to reduce the corporate income tax rates effective beginning January 1, 2018.  As a result of the reduced corporate income tax rate, the Company remeasured its deferred tax balances at the reduced corporate income tax rate, which resulted in income tax expense of $0.4 million.  The effective tax rate for the nine months ended June 30, 2018 was also reduced by net operating losses in states with higher tax rates due primarily to the loss from YKTG Solutions and from a loss on impairment of goodwill which was nondeductible.  The Company estimates that its effective income tax rate for the fourth quarter of fiscal year 2018 will be approximately 30% as a result of the legislation.

Segment Results
Cable TV

Sales for the Cable TV segment decreased $2.2 million to $15.4 million for the nine months ended June 30, 2018 from $17.6 million for the same period last year.  The decrease in sales was due to a decrease in repair service revenue and refurbished equipment sales of $2.1 million and $1.1 million, respectively, partially offset by an increase in new equipment revenue of $1.0 million.  The decrease in repair service revenue was due primarily to the loss of a large repair business customer in the first quarter of fiscal year 2018.  The decrease in the refurbished equipment sales was due primarily to an overall decrease in demand for the nine months ended June 30, 2018 as compared to last year.  As a result of this loss, the Company has closed three of its repair facilities and reduced personnel at its remaining repair facilities.

Gross margin was 25% for the nine months ended June 30, 2018 compared to 34% for the same period last year.  The decrease in gross margin was due primarily to a significant increase in volume for a new equipment sales customer with low margins and an overall decrease in margins on equipment sales.

Operating, selling, general and administrative expenses decreased $0.5 million to $3.9 million for the nine months ended June 30, 2018 from $4.4 million for the same period last year.  This decrease was due primarily to decreased employee expenses as the Company closed three of its repair facilities and reduced personnel at its remaining repair facilities in 2018.  The Cable TV segment incurred a goodwill impairment charge of $1.2 million for the nine months ended June 30, 2018 (See Note 4 – Goodwill in the Notes to the unaudited consolidated condensed financial statements).

Telco

Sales for the Telco segment increased $2.3 million to $21.1 million for the nine months ended June 30, 2018 from $18.8 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $2.3 million.  The increase in Telco equipment sales was due to increased sales at Nave Communications and Triton Datacom of $2.2 million and $0.1 million, respectively.  The increase in equipment sales at Nave Communications can be attributed in part to the Company addressing the lower equipment sales it had been experiencing over the past several quarters at Nave Communications by restructuring its sales force and implementing a new sales strategy.

Gross margin was 28% for the nine months ended June 30, 2018 and 29% for the same period ended June 30, 2017.  The decrease in gross margin was due primarily to higher expenses of $0.1 million related to the lower of cost or net realizable value charge, partially offset by increased recycling revenue which resulted in higher gross margins primarily due to the fixed costs incurred within this product line.

Operating, selling, general and administrative expenses increased $0.2 million to $6.7 million for the nine months ended June 30, 2018 from $6.5 million for the same period last year.  This increase was due primarily to increased personnel expenses.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented excludes impairment charges, other income, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of operating income (loss) to Adjusted EBITDA follows:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$(1,355,387)	$(353,173)	$(1,708,560)	$414,383	$(415,459)	$(1,076)
Goodwill impairment charge	1,150,059	–	1,150,059	–	–	–
Depreciation	59,169	32,583	91,752	77,114	33,673	110,787
Amortization	−	313,311	313,311	−	313,311	313,311
Adjusted EBITDA (a)	$(146,159)	$(7,279)	$(153,438)	$491,497	$(68,475)	$423,022

(a)	The Telco segment includes earn-out expenses of zero and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, related to the acquisition of Triton Miami, Inc.

	Nine Months Ended June 30, 2018			Nine Months Ended June 30, 2017
	Cable TV	Telco	Total	Cable TV	Telco	Total
Income (loss) from operations	$(1,247,733)	$(810,712)	$(2,058,445)	$1,586,013	$(1,073,280)	$512,733
Goodwill impairment charge	1,150,059	–	1,150,059	–	–	–
Depreciation	192,776	96,328	289,104	225,253	103,420	328,673
Amortization	−	939,933	939,933	−	953,871	953,871
Adjusted EBITDA (a)	$95,102	$225,549	$320,651	$1,811,266	$(15,989)	$1,795,277

(a)
The Telco segment includes earn-out expenses of zero and $0.2 million for the nine months ended June 30, 2018 and 2017, respectively, related to the acquisition of Triton Miami, Inc.  The Telco segment for the nine months ended June 30, 2017 includes acquisition related costs of $0.2 million.

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventories are stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2018, we had total inventory, before the allowance for excess and obsolete inventories, of $23.5 million, consisting of $13.3 million in new products and $10.2 million in used or refurbished products.

For the Cable TV segment, our allowance at June 30, 2018 for excess and obsolete inventory was $2.8 million, which reflects an increase of $0.5 million for the nine months ended June 30, 2018.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory allowance and our gross margins could be materially adversely affected.

For the Telco segment, any obsolete and excess telecommunications inventory is generally processed through its recycling program when it is identified.  However, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is sold, and had not yet been processed through its recycling program.  Therefore, we have an allowance of $0.7 million at June 30, 2018.  In the nine months ended June 30, 2018, we increased the allowance, by $0.1 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value charge of $0.2 million for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The allowance for bad debts was $0.2 million at June 30, 2018 and September 30, 2017.  At June 30, 2018, accounts receivable, net of allowance for doubtful accounts, was $5.1 million.

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

On June 30, 2018, we elected to early adopt ASU 2017-04, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment charge if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment charge not to exceed the amount of goodwill allocated to the reporting unit.   If an impairment charge is incurred, it would negatively impact our results of operations and financial position.

We performed our annual impairment test for both reporting units in the fourth quarter of 2017 and determined that the fair value of our reporting units exceeded their carrying values.  Therefore, no impairment existed as of September 30, 2017.

During the third quarter of 2018, there were certain indicators of possible impairment in our Cable TV segment which warranted us to perform an analysis for goodwill impairment of the Cable TV segment.  These indicators included lower operating results of the Cable TV segment compared to the prior year and projected results and management discussions surrounding various strategic alternatives given the lower operating performance.

As a result of these indicators, we determined that it was necessary to perform the goodwill impairment analysis for the Cable TV segment.  This analysis compares a calculation of the estimated fair value for the Cable TV segment utilizing a discounted cash flow analysis and compares it to the carrying value of the Cable TV segment.  We determined that the carrying value of the Cable TV segment exceeded the fair value. Therefore, the Company recognized an impairment charge of $1.2 million for the three months ended June 30, 2018, which was the carrying value of the Cable TV segment’s goodwill.

We did not record a goodwill impairment for the Telco segment in the three year period ended September 30, 2017.  However, we are implementing strategic plans to help prevent impairment charges in the future, which include the restructuring and expansion of the sales organization to increase the volume of sales activity, and reducing inventory levels.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Telco segment  also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through cash flows provided by operations, and we have a bank line of credit of up to $3.0 million.  During the nine months ended June 30, 2018, we generated $2.4 million of cash flows from operations.  The cash flows from operations was favorably impacted by $1.3 million from a net decrease in inventory, which is primarily due to implementing a strategic plan to reduce inventory levels in both the Cable TV and Telco segments.  The cash flows from operations was negatively impacted by $0.7 million from a net decrease in accounts payable, which was primarily due to timing of payments for inventory purchases for the Cable TV segment.

Cash Flows Used for Investing Activities

During the nine months ended June 30, 2018, cash used in investing activities was $0.9 million, which primarily related to guaranteed payments related to the acquisition of Triton Miami, Inc. of $0.7 million.
Cash Flows Used for Financing Activities

On May 31, 2018, the Company entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”), relating to the Company’s Amended and Restated Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  As the Company had previously disclosed in its March 31, 2018 Form 10-Q filed on May 15, 2018, the Company was not in compliance with the fixed charge ratio covenant under the Credit and Term Loan Agreement at March 31, 2018 and had notified Lender of the covenant violation and requested a waiver of the covenant violation.  As a result of the covenant violation, the Company was in default under the Credit and Term Loan Agreement, for which Lender has the right to exercise its rights under the Credit and Term Loan Agreement, which include the right to accelerate the payment of the Company’s indebtedness to the Lender, enforce the Lender’s security interest in the collateral under the Credit and Term Loan Agreement and pursue collection from the Company for outstanding amounts owed under the Credit and Term Loan Agreement.

Under the forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement, Lender agrees to delete the fixed charge ratio covenant from the Credit and Term Loan Agreement and to forbear from exercising its rights and remedies under the Credit and Term Loan Agreement through October 31, 2018 subject to, among other things, the following terms:
•	Reduce the revolving line commitment from $5.0 million to $3.0 million;
•	Lender is not obligated to lend or make advances under the revolving line of credit;
•	Limit the Company’s capital expenditure to $100,000 during the forbearance period;
•	Require semi-monthly reporting of its borrowing base calculation;
•	The Company must remain in compliance with the terms of the amended Credit and Term Loan Agreement.

During the nine months ended June 30, 2018, cash used in financing activities was $3.3 million.  We made principal payments of $3.8 million on our term loans under our Credit and Term Loan Agreement with our primary lender.  On December 6, 2017, we extinguished one of our term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.

Our first remaining term loan requires monthly payments of $15,334 plus accrued interest.  Our second remaining term loan requires monthly principal and interest payments of $118,809.  The interest rate is a fixed rate of 4.40%.  Both term loans are due October 31, 2018.

At June 30, 2018, there was a balance outstanding of $0.5 million under our line of credit.  The lesser of $3.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory is available to us under the revolving credit facility ($3.0 million at June 30, 2018).  Any balance outstanding on our line of credit is due October 31, 2018.

We believe that our cash and cash equivalents of $2.1 million at June 30, 2018, cash flows from operations and our line of credit contained in the forbearance agreement provide sufficient liquidity and capital resources to meet our working capital and debt payment needs.  In addition, we believe that we will be able to secure funding from a different lender prior to the maturity of the forbearance agreement based on our continued ability to service the existing debt, our available assets, and our sales strategy and operational improvements we are implementing within our segments.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II   OTHER INFORMATION

 Item 3.  Defaults Upon Senior Securities.

As reported in the Company’s report on Form 8-K filed with the Commission on June 4, 2018, and as reported in Part I of this report on Form 10-Q, the Company has entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”) on May 31, 2018, relating to the Company’s covenant default under its Amended and Restated Credit and Term Loan Agreement with the Lender.  The discussions in such Report on Form 8-K and in Part I of this Report on Form 10-Q of the nature of the default, the potential consequences of the default to the Company, the Company’s indebtedness to the Lender and the terms of the Amended and Restated Credit and Term Loan Agreement as amended by the forbearance agreement are incorporated by reference into this Item 3.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Amendment Ten to Amended and Restated Revolving Credit and Term Loan Agreement dated May 31, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 4 2018.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 14, 2018                /s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 14, 2018                /s/ Scott A. Francis
Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1
Amendment Ten to Amended and Restated Revolving Credit and Term Loan Agreement dated May 31, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 4 2018.

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