Form 10-K
period 2018-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2018-12-28
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018

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

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2018 was $7,240,925.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,306,145 as of November 30, 2018.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2018

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

We (through our subsidiaries) distribute and service a comprehensive line of electronics and hardware for the cable television and telecommunications industries.  We also provide equipment repair services to cable operators.  In addition, we offer our telecommunications customers decommissioning services for surplus and obsolete equipment, which we in turn process through our recycling program.

Several of our subsidiaries, through their long-standing relationships with the original equipment manufacturers (“OEMs”) and specialty repair facilities, have established themselves as value-added resellers (“VARs”).  ADDvantage has a reseller agreement with Arris Solutions to sell cable television equipment in the United States.  We are one of only three distributors of Arris broadband products.  We are a distributor of Cisco video products as a Cisco Premier Partner, which allows us to sell Cisco’s IT related products.  In addition, we are designated as an authorized third-party Cisco repair center for select video products.  Our subsidiaries also sell products from other OEMs including Alpha, Blonder-Tongue, RL Drake, Corning-Gilbert, Promax, Quintech, Standard and Triveni Digital.

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

In calendar year 2018, but subsequent to our September 30, 2018 fiscal year end, we entered into agreements to sell and leaseback a parcel of real property which is used in our cable business and to sell our cable television business segment.  In addition, the Company is starting a wireless network services business.  These transactions, discussed in various portions of this document but particularly in the “Management's Discussion and Analysis of Financial Condition and Results of Operations,” are part of our overall growth strategy and will, when and if completed, re-focus the Company and move it in a new direction for the future.

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

Operating Segments

The Company reports its financial performance based on two reporting segments: Cable Television (“Cable TV”) and Telecommunications (“Telco”).  As discussed more fully in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we have entered into an agreement to sell our Cable TV segment.

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

Telco Segment

We offer our customers a wide range of new, used and refurbished telecommunication equipment across most major manufacturers consisting primarily of component parts to expand capacity, provide spares or replace non-working components.  We also supply customer premise equipment to the reseller community, telecommunications companies and enterprise companies.

Central Office Equipment – Central office equipment includes optical transport, switching, and data center equipment on a customer’s communication network.  Optical equipment products aggregate and transport internet traffic, switching equipment products originate, terminate and route voice traffic, and data equipment products transport internet and voice over internet protocol (“VOIP”) traffic via routers.

Customer Premise Equipment – CPE includes integrated access devices, channel banks, internet protocol private branch exchange (“IP PBX”) phones, and routers that are placed inside the customer site that will receive the communication signal from the communication services provider.

In addition, we offer our customers decommissioning services for surplus and obsolete telecom equipment, which we then process through our Responsible Recycling (“R2”)-certified recycling program.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2018	2017	2016
United States
Cable TV	$18,723,589	$21,566,082	$21,936,344
Telco	24,606,027	22,822,538	13,693,837
Canada, Central America, Asia, Europe, Mexico, South America and Other
Cable TV	1,217,116	1,240,093	1,055,682
Telco	2,867,255	3,085,033	1,977,401
	$47,413,987	$48,713,746	$38,663,264

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

In 2018, sales of new products represented 75% of Cable TV segment revenues and refurbished product sales represented 14%.  Repair and other services contributed the remaining 11% of Cable TV segment revenues.  Sales of new products represented 21% of Telco segment revenues and refurbished products represented 72%.  Recycle sales and other services contributed the remaining 7% of Telco segment revenues.

We market and sell our products to franchise and private MSOs, telecommunication companies, system contractors, other industry resellers, and enterprise customers.  Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff as well as our outside sales representatives located in various geographic and strategic areas of the country.  The majority of our sales activity is generated through customer relationships developed by our sales personnel and executives, referrals from manufacturers we represent, trade shows and advertising in trade journals.

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

Suppliers

In fiscal year 2018, the Cable TV segment purchased approximately 15% of its total inventory purchases directly from Arris Solutions and approximately 11% of its total inventory purchases either directly from Cisco or indirectly through Cisco’s primary stocking distributor.  In addition to purchasing inventory from OEMs, this segment purchases used or surplus-new inventory from MSOs, who have upgraded or are in the process of upgrading their systems, and from other resellers in this industry.

In fiscal year 2018, the Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.  This segment of our business primarily purchases its used inventory from telecommunication companies and wholesale suppliers that have excess equipment on hand or have upgraded their systems or from other resellers in this industry.

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

Telco Segment

For the Telco segment, we believe our differentiation from other resellers in the marketplace is primarily the following:
•	we stock a broad range of new, refurbished and used inventory, which allows us to meet our customers’ timing needs;
•	our ability to source unique and sometimes rare, high demand inventory;
•
we offer a range of repair and testing capabilities to help improve the quality of our inventory and, beginning in fiscal year 2019, this will allow us to repair and test as a service to our customers and vendors;

•	we have experienced sales support staff that maintain strong and longstanding relationships with our customers;
•	we maintain a sales force that has a strong technical knowledge of the products we offer;
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

Working Capital Practices

Working capital practices in our business center on inventory and accounts receivable.  We choose to carry a relatively large volume of inventory due to our on-hand, on-demand business model.  We typically utilize excess cash flows to reinvest in inventory to maintain or expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  Our working capital requirements are generally met by cash flows from operations.

Subsequent to September 30, 2018, the Company entered into a new credit agreement with a different financial lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  We expect to have sufficient funds available from our cash on hand and future excess cash flows and the bank line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on one or a few customers to support our business on an on-going basis.   Sales to our largest customer accounted for approximately 5% of our consolidated sales in fiscal year 2018, while our sales to our largest five customers were 20% of our consolidated sales in fiscal year 2018, three of which were in the Cable TV segment and two were in the Telco segment.

Personnel

At September 30, 2018, we had 141 employees, including 139 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2. Properties.

Each subsidiary owns or leases property for office, warehouse and service center facilities.

Cable TV Segment

•
Broken Arrow, Oklahoma – We owned a facility in a suburb of Tulsa consisting of our headquarters, additional offices, warehouse and service center of approximately 162,500 square feet on ten acres, with an investment of $4.9 million, financed by a loan with a remaining balance of $0.6 million, due in full on October 31, 2018 at an interest rate of LIBOR plus 1.4%.  Subsequent to September 30, 2018, we paid the remaining loan balance of $0.6 million and, a company controlled by David Chymiak, our Chief Technology Officer, purchased this facility for $5.0 million in cash.  As part of this transaction, Tulsat, LLC, an operating company within the Cable TV Segment, entered into a ten-year lease with the purchaser with monthly lease payments of $44,000 (See Note 2 – Assets Held for Sale in the Notes to the consolidated financial statements).  The lease is guaranteed by ADDvantage, but the landlord and its lender have agreed to release the guarantee in the event of the sale of our cable television business pursuant to the terms of the existing agreement for such sale.

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

Telco Segment

•
Jessup, Maryland – We lease a facility in a suburb of Baltimore consisting of an office, warehouse, and service center of approximately 88,000 square feet, with monthly rental payments of $44,153 increasing each year by 2.5% through November 30, 2023.  In September 2018, we moved the Nave Communications Company (“Nave”) warehousing and inventory fulfillment from this facility warehouse to Palco Telecom, a third-party reverse logistics partner in Huntsville, Alabama.  We will be exiting this facility and moving our office staff to another location in the Baltimore area in 2019.

•
Miami, Florida – We lease four different adjoining properties in Miami, Florida consisting of office space, warehouse, and service center totaling approximately 9,000 square feet with monthly rental payments to a Company owned by two employees of $12,626 per month through December 31, 2019 for three of the properties.  We pay an unrelated third-party lease payments of $2,461 per month through November 30, 2018 for the remaining property.  On December 1, 2018, we leased a property from a third party with monthly rent payments of $17 thousand increasing each year by 3% through December 31, 2023.

We believe that our current facilities are adequate to meet our needs.

Item 3. Legal Proceedings.

From time to time in the ordinary course of business, we have become a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2018	High	Low

First Quarter	$2.33	$1.38
Second Quarter	$1.57	$1.28
Third Quarter	$1.50	$1.21
Fourth Quarter	$1.83	$1.29

Year Ended September 30, 2017	High	Low

First Quarter	$1.94	$1.60
Second Quarter	$2.08	$1.70
Third Quarter	$1.92	$1.58
Fourth Quarter	$1.70	$1.32

Holders

At November 30, 2018, we had approximately 60 shareholders of record and, based on information received from brokers, there were approximately 1,200 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2018:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	290,000	$2.40	542,301
Equity compensation plans not approved by security holders	0	0	0
Total	290,000	$2.40	542,301

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014

Sales	$47,414	$48,714	$38,663	$43,734	$35,889

Income (loss) from operations	$(5,193)	$146	$344	$2,576	$1,097

Income (loss) from continuing operations	$(7,320)	$(98)	$294	$1,498	$659

Continuing operations earnings (loss) per share
Basic	$(0.71)	$(0.01)	$0.03	$0.15	$0.07
Diluted	$(0.71)	$(0.01)	$0.03	$0.15	$0.07

Total assets	$44,395	$54,848	$50,268	$51,687	$53,139

Long-term obligations inclusive of current maturities	$2,594	$6,284	$4,366	$5,240	$6,086

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

Telecommunications (“Telco”)

The Company’s Telco segment sells new and used telecommunications networking equipment, including both central office and customer premise equipment, from a broad range of manufacturers to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America.  Also, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

Recent Business Developments

Business Strategy

Our Cable TV segment has continued to experience top-line revenue declines since 2008 due primarily from the consolidation of cable television operators, consolidation of the major original equipment manufacturers of cable television equipment and an overall decrease in bandwidth equipment upgrades by the cable television operators.  Several years ago, the Company initiated a growth strategy to grow the Company both through organic growth and acquisitions within the telecommunications industry. Through this initiative, the Company acquired two telecommunications equipment resellers, Nave Communications Company (“Nave”) and Triton Datacom, which form our Telco segment.

In fiscal year 2018, we were not in compliance with one of our financial covenants with our primary financial lender, and in May 2018, we entered into a forbearance agreement with our primary financial lender related to our term loans outstanding and line of credit.  This agreement expired on October 31, 2018.  As a result of continued lower than expected operational performance and cash constraints, we have executed, or are in the process of executing, the following initiatives:

Change in Management
In July 2018, the Board of Directors appointed Joseph Hart as our new Chief Executive Officer and accepted the resignation of David Humphrey from his position as Chief Executive Officer and as a member of the Board of Directors.

Nave
As a result of an internal operational review, we determined that our overhead costs were too high relative our top-line revenue and the location of our facility was hindering our ability to serve our customers in the western part of the US.  Therefore, in September 2018, we moved our operations from Baltimore, Maryland to a third party reverse logistics partner, Palco Telecom (“Palco”), located in Huntsville, Alabama.  We incurred restructuring charges of $0.9 million in fiscal year 2018 as a result of moving our operation to Palco.  However, this strategic move should provide, among other things, the following immediate and planned future benefits:
•
Warehousing and inventory fulfillment cost savings – As a result of moving the operations to Alabama, we anticipate that we should generate operating cost savings in excess of $1 million per year due to lower facilities, payroll and overhead costs.  Since Palco’s expertise is logistics, their systems and processes should improve Nave’s inventory storage and efficiency of fulfillment of inventory orders, which will in turn allow Nave to better serve its customers.

•
Inventory certification – Palco has the in-house ability to test and repair telecommunication parts.  Nave plans to implement a process in 2019 to offer customers certified telecommunication parts with enhanced warranties in response to increased customer and industry demand for higher-quality products.  In order to implement this process, Nave will be making additional investments in test equipment to be housed in Palco’s facilities.   Although Nave will incur additional costs to certify its inventory, we believe this change will provide increased top-line revenues as well as improving our brand quality.  We intend to add additional sales personnel as necessary to support this demand.

•
Geography – Nave’s operations were located on the east coast in Baltimore, which we believe negatively impacted our ability to be competitive in the western US due to inventory shipment delivery times.  Subsequent to the move to Palco, our inventory fulfillment operation will now be in Alabama, which will significantly improve delivery times across the US, which will allow Nave to increase its customer base across more geographic areas of the US.

•
Repair – Today, Nave cannot repair telecommunications products internally and generally does not offer repair services as a product line to its customers.  With the move to Palco and our investment in test equipment, Nave plans to begin offering customers repair services in late 2019.  We believe that this product offering will generate increased top-line revenue and profitability for Nave.

In summary, we believe that this operational move of our warehousing and inventory fulfillment operations to Palco should provide many efficiencies in our inventory processes and operating cost savings as well as provide better quality products to our customers.  This strategic move should also allow Nave to expand its US customer base to the western US as well as offer additional product lines.  All of these factors should not only increase Nave’s top-line revenue, but also its bottom line profitability.

Triton Datacom
As a result of an internal operational review, we determined that our current facility was hindering our ability to perform efficiently as well as not allowing us to grow this business.  In addition, we identified product lines that we needed to stock in order to increase revenues and reach a broader customer base.  Therefore, in fiscal year 2019, we are planning to move our operation to a new location in a similar area.  Once this strategic move is completed, it will provide us the following benefits:
•
Operational efficiencies – The new facility will allow us to refurbish more customer premise units per person and will also allow us to expand our models that we refurbish.  Currently, we primarily focus on the refurbishment of Cisco IP desk phones, but we will now plan to add additional assembly lines to focus on additional manufacturers that our customers are requesting.

•
Investment in additional new and refurbished inventory ‒ Increasing the footprint of our warehouse and adding additional storage height will allow us the opportunity to invest in additional inventory.  This will include the addition of new manufactures as well as increased quantities of current inventory to fulfill customer demand.

•
Wholesale broker-to-broker sales expansion – As a result of the investment in additional new and refurbished inventory, we plan to expand our brokerage service team and to expand our broker sales platforms.

•
Carrier customers – The new facility will provide the footprint space required to expand our focus into the telephone carrier market, which we do not currently support.  Therefore, as we expand our product line offerings discussed above, we plan to begin marketing to the telephone carrier market in late 2019.

In summary, we believe that the move of our facility in 2019 and investing in additional inventory product lines across multiple manufacturers should provide the platform for us to grow Triton’s top-line revenues and improve its overall bottom-line results.

Cable TV Segment
Despite our efforts to grow the top-line revenue of the Cable TV segment over the last several years, the overall top-line revenue has continued to decline and therefore has failed to produce the necessary results to meet the goals of our Board of Directors and management.  Therefore, we made the decision to pursue selling the Cable TV segment in order to help fund our growth strategy further into the telecommunication market, provide funding to pay off the debt under a forbearance agreement with our primary lender and provide overall liquidity for the remaining business.

In order to meet these funding objectives, prior to selling the Cable TV segment, in October 2018, we announced that we had entered into an agreement to sell our Broken Arrow, Oklahoma facility, which contains the operations of one of our Cable TV segment subsidiaries, Tulsat, LLC (“Tulsat”), and the Company’s headquarters to a company controlled by David Chymiak, who is our Chief Technology Officer, director, and substantial shareholder of the Company.  The sale closed in November 2018 for $5.0 million in cash.  This sale resulted in a pretax gain of approximately $1.4 million.  In connection with the sale, Tulsat entered into a ten-year lease with the purchaser for a monthly rent of $44,000, or $528,000 per year.  Tulsat, as tenant, will be responsible for most ongoing expenses related to the facility, including property tax, insurance and maintenance.  As a result of the leaseback, the pretax gain of $1.4 million will be deferred over the lease period.

In December 2018, we entered into an agreement with a company controlled by David Chymiak to sell the Cable TV segment business for $10.3 million.  This sale is subject to shareholder approval, which we anticipate occurring in our third fiscal quarter of 2019.  The purchase price will consist of $3.9 million of cash and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6%.  If the sale receives shareholder approval and closes, we estimate that this sale will result in a pretax loss of approximately $2.8 million.

Banking Arrangement
In the first fiscal quarter of 2019, we used internal funds and cash provided by the sale of the Broken Arrow, Oklahoma facility to pay off our outstanding term loans and line of credit with our primary financial lender totaling $2.6 million.  Therefore, we are no longer under our forbearance agreement.

In December 2018, we entered into another credit agreement with a different financial lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 17, 2018, we announced plans to launch a services business focused on providing wireless infrastructure services to the telecommunications market as part of our overall growth strategy within the telecommunications industry.   On December 27, 2018, we entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies, Inc. (“Fulton”) and Mill City Communications, Inc. (“Mill City”).  The transaction is expected to close in early January 2019.  These companies provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.  Pursuing an acquisition strategy rather than organically building this service offering eliminates the need to invest a significant amount of time launching the business and provides the additional benefit of established and experienced operational teams, as well as pre-existing revenue streams from the major customers in the industry.  We anticipate that the purchase price plus integration costs of Fulton and Mill City would be similar to those we would have incurred to launch this services platform organically.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton and Mill City will be $1.7 million in cash, subject to a working capital adjustment.  A deposit of $500,000 was paid on December 27, 2018 in connection with signing the purchase agreement.

Results of Operations

Year Ended September 30, 2018, compared to Year Ended September 30, 2017 (all references are to fiscal years)

Consolidated

Consolidated sales decreased $1.3 million before the impact of intersegment sales, or 3%, to $47.4 million for 2018 from $48.7 million for 2017.  The decrease in sales was due to a decrease in the Cable TV segment of $2.9 million, partially offset by an increase in the Telco segment of $1.5 million.

Consolidated gross profit decreased $3.6 million, or 24%, to $11.2 million for 2018 from $14.8 million for 2017.  The decrease in gross profit was due to a decrease in the Cable TV segment of $3.9 million, partially offset by an increase in the Telco segment of $0.3 million.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses decreased $0.4 million, or 2%, to $14.3 million for 2018 compared to $14.7 million for 2017.  This decrease was primarily due to decreased expenses of the Cable TV segment of $0.7 million, partially offset by an increase in Telco segment expenses of $0.3 million.

The Company recognized a restructuring charge of $0.9 million in the Telco segment for the year ended September 30, 2018 (See Note 11 – Restructuring Charge in the Notes to the consolidated financial statements).

The Company recognized a goodwill impairment charge of $1.2 million in the Cable TV segment for the year ended September 30, 2018 (See Note 5 – Goodwill in the Notes to the consolidated financial statements).

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity losses for the year ended September 30, 2018 were $0.3 million and zero for the year ended September 30, 2017.  The equity losses for year ended September 30, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Interest expense decreased $0.2 million to $0.2 million for 2018 from $0.4 million for the same period last year primarily related to the impact of paying off one of our term loans in December 2017.

The provision for income taxes from continuing operations was $1.6 million for 2018 from a benefit of $0.1 million, or an effective rate of 60%, for the same period last year.  The effective rate for the year ended September 30, 2018 was higher due primarily to a valuation allowance.  The Company has concluded, based on its recent cumulative losses that it will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $2.6 million is needed.  In addition, the effective tax rate was higher due to the Tax Cuts and Jobs Act enacted in December 2017.  One of the provisions of this legislation was to reduce the corporate income tax rates effective beginning January 1, 2018.  As a result of the reduced corporate income tax rate, the Company remeasured its deferred tax balances at the reduced corporate income tax rate, which resulted in income tax expense of $0.4 million.  The effective tax rate for the year ended September 30, 2018 was also increased by net operating losses in states with higher tax rates due primarily to the loss from YKTG Solutions and from a loss on impairment of goodwill which was partially nondeductible.

Segment results

Cable TV

Sales for the Cable TV segment decreased $2.9 million, or 13%, to $19.9 million for the year ended September 30, 2018 from $22.8 million for the same period last year.  The decrease in sales was primarily due to a decrease of $2.8 million and $1.3 million in repair services revenues and refurbished equipment sales, respectively, partially offset by an increase of $1.2 million in new equipment sales.  The decrease in repair service revenue was due primarily to the loss of a large repair business customer in the first quarter of fiscal year 2018.  As a result of this loss, in 2018 the Company closed three of its repair facilities and reduced personnel at its remaining repair facilities.  The decrease in the refurbished equipment sales was due primarily to an overall decrease in demand for the year ended September 30, 2018 as compared to last year.

Gross profit decreased $3.9 million, or 51%, to $3.8 million for the year ended September 30, 2018 compared to $7.7 million for same period last year.  Gross margin was 19% for 2018 and 34% for 2017.  The decrease in gross margin was primarily due to lower refurbished equipment sales that tend to have higher gross margins and a significant increase in volume for a new equipment sales customer with low margins.  The gross margin was also negatively impacted by higher expenses of $1.3 million in 2018 related to the allowance for obsolete and excess inventory.

Operating, selling, general and administrative expenses decreased $0.7 million, or 11%, to $5.2 million for the year ended September 30, 2018 from $5.9 million for the same period last year due primarily to decreased personnel expenses as the Company closed three of its repair facilities and reduced personnel at its remaining repair facilities in 2018.

The Cable TV segment recognized a goodwill impairment charge of $1.2 million for the year ended September 30, 2018 (See Note 5 – Goodwill in the Notes to the consolidated financial statements).

Telco

Sales for the Telco segment increased $1.5 million, or 6%, to $27.5 million for the year ended September 30, 2018 from $26.0 million for the same period last year.  The increase in sales resulted from an increase in equipment sales of $1.6 million, partially offset by a decrease in recycling revenue of $0.1 million.  The increase in Telco equipment sales was due primarily to increased sales at Nave Communications and Triton Datacom of $1.2 million and $0.3 million, respectively.  The increase in equipment sales at Nave Communications can be attributed in part to the Company addressing the lower equipment sales it had been experiencing over the past several quarters at Nave Communications by restructuring its sales force and implementing a new sales strategy.

Gross profit increased $0.3 million, or 5%, to $7.4 million for the year ended September 30, 2018 compared to $7.1 million for the same period last year.  Gross margin was 27% for both 2018 and 2017.

Operating, selling, general and administrative expenses increased $0.3 million, or 5%, to $9.1 million for the year ended September 30, 2018 from $8.8 million for the same period last year.  This increase was due primarily to increased personnel expenses.

The Telco segment incurred a restructuring charge of $0.9 million for the year ended September 30, 2018 (See Note 11 – Restructuring Charge in the Notes to the consolidated financial statements).

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes restructuring and impairment charges, other income, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of income (loss) from operations to Adjusted EBITDA follows:

	Year Ended September 30, 2018			Year Ended September 30, 2017
	Cable TV	Telco	Total	Cable TV	Telco	Total

Income (loss) from operations	$(2,570,050)	$(2,623,360)	$(5,193,410)	$1,834,484	$(1,688,878)	$145,606
Restructuring charge	‒	941,059	941,059	‒	‒	‒
Goodwill impairment charge	1,150,059	–	1,150,059	–	–	–
Depreciation	247,790	130,406	378,196	303,571	143,263	446,834
Amortization	−	1,253,244	1,253,244	−	1,267,182	1,267,182
Adjusted EBITDA (a)	$(1,172,201)	$(298,651)	$(1,470,852)	$2,138,055	$(278,433)	$1,859,622

(a)	The Telco segment includes earn-out expenses of $0.2 million for the year ended September 30, 2017, related to the acquisition of Triton Miami.

Year Ended September 30, 2017, compared to Year Ended September 30, 2016

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

Operating, selling, general and administrative expenses increased $3.0 million, or 51%, to $8.8 million for the year ended September 30, 2017 from $5.8 million for the same period last year.  The increase was due primarily to operating expenses of $2.3 million from Triton Datacom.

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

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

We finance our operations primarily through cash flows provided by operations, and a bank line of credit (see discussion below).  During 2018, we generated $3.8 million of cash flows from operations.  The cash flows from operations was favorably impacted by $1.0 million from a net decrease in inventory, which is primarily due to implementing a strategic plan to reduce inventory levels in both the Cable TV and Telco segments.  The cash flows from operations was positively impacted by $1.3 million from a net increase in accounts payable, which was primarily due to timing of payments for inventory purchases for both the Cable TV and Telco segments.

Cash Flows Used in Investing Activities

During 2018, cash used in investing activities was $1.0 million.  The cash used in investing activities is primarily due to guaranteed payments related to the acquisition of Triton Miami, Inc of $0.7 million.

Subsequent to September 30, 2018, we sold our Broken Arrow, Oklahoma facility to a company controlled by David Chymiak for $5.0 million in cash.  In addition, subsequent to September 30, 2018, we entered into an agreement with a company controlled by David Chymiak to sell our Cable TV Segment.  This sale should close in the third fiscal quarter of 2019 and generate approximately $3.9 million in cash at closing.

Subsequent to September 30, 2018, we entered into a purchase agreement to acquire substantially all of the net assets of Fulton and Mill City.  The purchase price for the net assets of Fulton and Mill City will be $1.7 million subject to a working capital adjustment.  A deposit of $500,000 was paid on December 27, 2018 in connection with signing the purchase agreement.

Cash Flows Used in Financing Activities

On May 31, 2018, the Company entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”), relating to the Company’s Amended and Restated Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  As the Company had previously disclosed in its March 31, 2018 Form 10-Q filed on May 15, 2018, the Company was not in compliance with the fixed charge ratio covenant under the Credit and Term Loan Agreement at March 31, 2018 and had notified Lender of the covenant violation and requested a waiver.  As a result of the covenant violation, the Company was in default under the Credit and Term Loan Agreement, for which Lender had the right to exercise its rights under the Credit and Term Loan Agreement, including the right to accelerate the payment of the Company’s indebtedness to the Lender, to enforce the Lender’s security interest in the collateral under the Credit and Term Loan Agreement and to pursue collection from the Company for outstanding amounts owed under the Credit and Term Loan Agreement.

Under the forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement, Lender agreed to delete the fixed charge ratio covenant from the Credit and Term Loan Agreement and to forbear from exercising its rights and remedies under the Credit and Term Loan Agreement through October 31, 2018 subject to, among other things, the following terms:

•	Reducing the revolving line commitment from $5.0 million to $3.0 million;
•	Terminating the Lender’s obligation to lend or make advances under the revolving line of credit;
•	Limiting the Company’s capital expenditures to $100,000 during the forbearance period;
•	Requiring semi-monthly reporting of the Company’s borrowing base calculation; and
•	Requiring the Company to remain in compliance with the terms of the amended Credit and Term Loan Agreement.

During 2018, cash used in financing activities was $3.7 million.  We made principal payments of $4.2 million on our term loans under our Credit and Term Loan Agreement with our primary lender.  On December 6, 2017, the Company extinguished one of its previous term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.

Our first remaining term loan required monthly payments of $15,334 plus accrued interest.  Our second remaining term loan required monthly principal and interest payments of $118,809.  The interest rate was a fixed rate of 4.40%.  Both term loans were due October 31, 2018.

At September 30, 2018, there was a balance outstanding of $0.5 million under our line of credit.  The lesser of $3.0 million or the total of 80% of the qualified accounts receivable plus 50% of qualified inventory was available to us under the revolving credit facility ($3.0 million at September 30, 2018).  Any balance outstanding on our line of credit was due October 31, 2018.

Subsequent to September 30, 2018, the Company extinguished the two outstanding term loans and line of credit outstanding under the forbearance agreement by paying the outstanding balances totaling $2.6 million.  Therefore, the Company is no longer subject to the terms of the forbearance agreement and has been released from the Credit and Term Loan Agreement.

Subsequent to September 30, 2018, the Company entered into a new credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The Line of Credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime rate plus 0.75% (6.00% at December 17, 2018), and the interest rate is reset monthly.  Among other covenants, the new credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.

We believe that our cash and cash equivalents of $3.1 million at September 30, 2018, cash flows from operations, our new line of credit, and recent real estate sale proceeds provide sufficient liquidity and capital resources to meet our working capital, debt payment and acquisition needs.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2018 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories consist of new and used electronic components for the cable and telecommunications industries.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2018, we had total inventory, before the reserve for excess and obsolete inventory, $23.9 million, consisting of $14.0 million in new products and $9.9 million in used or refurbished products.

For the Cable TV segment, our reserve at September 30, 2018 for excess and obsolete inventory was $4.2 million.  In 2018, we increased the reserve by $1.9 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $0.8 million at September 30, 2018.  In 2018, we increased the reserve by $0.2 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $0.2 million for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.  The Telco segment wrote-off inventory of $0.2 million as a result of moving Nave inventory to Palco Telecom.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at September 30, 2018 and September 30, 2017.   At September 30, 2018, accounts receivable, net of allowance for doubtful accounts, was $4.4 million.

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

On June 30, 2018, we elected to early adopt ASU 2017-04, which eliminates the second step in the goodwill impairment test requiring an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment charge if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment charge not to exceed the amount of goodwill allocated to the reporting unit.
During the third quarter of 2018, there were indicators of possible impairment in our Cable TV segment which warranted us to perform an analysis for goodwill impairment of the Cable TV segment.  These indicators included lower operating results of the Cable TV segment compared to the prior year and projected results and management discussions surrounding various strategic alternatives given the lower operating performance.

As a result of these indicators, we determined it was necessary to perform the goodwill impairment analysis for the Cable TV segment.  This analysis compared a calculation of the estimated fair value for the Cable TV segment utilizing a discounted cash flow analysis and compared it to the carrying value of the Cable TV segment.  We determined that the carrying value of the Cable TV segment exceeded the fair value. Therefore, the Company recognized an impairment charge of $1.2 million for the year ended September 30, 2018, which was the carrying value of the Cable TV segment’s goodwill.

We did not record a goodwill impairment for the Telco segment in the three year period ended September 30, 2018.  In addition, we are implementing strategic plans as discussed in Recent Business Developments to help prevent impairment charges in the future.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Telco segment also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  In connection with moving Nave’s inventory warehousing and fulfillment operations to Palco Telecom, Nave abandoned the inventory tracking software which was recorded as a technology intangible.  The Company adjusted the estimated useful life and recorded an intangible impairment charge of $0.4 million for the year ended September 30, 2018, which was the remaining net book value of the Telco segment’s technology intangible.  The impairment charge was recognized in restructuring charges on the Consolidated Statements of Operations.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In addition, in August 2015, the FASB issued ASU 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU 2014-09 by one year.  Therefore, the effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017.  As part of the Company’s review of its contracts, the Company changed its processes for contract review of performance obligation contracts to help ensure the Company will be in compliance with this standard.  Based on management’s assessment of ASU 2014-09, management does not expect that ASU 2014-09 will have a material impact on the Company’s consolidated financial statements as the Company’s contracts generally consist of a single performance obligation to deliver tangible goods.  Management does not expect significant changes in the timing or method of revenue recognition, accounting systems, controls or a need to significantly change any accounting policies or practices.  This ASU allows the use of either the retrospective or modified retrospective transition method upon adoption.  Management adopted ASU 2014-09 effective October 1, 2018, using the modified retrospective method of adoption, and will not have an adjustment to retained earnings upon adoption.  The adoption of ASU 2014-09 will result in additional disclosures.

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

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.”  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update.

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  This ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company elected to early adopt ASU 2017-04 on June 30, 2018 in connection with its goodwill assessment performed as of June 30, 2018 (See Note 5 – Goodwill in Notes to the consolidated financial statements).

Off-Balance Sheet Arrangements

None.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
ADDvantage Technologies Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ADDvantage Technologies, Inc. and its subsidiaries (the Company) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ HOGANTAYLOR LLP

We have served as the Company’s auditor since 2006.

Tulsa, Oklahoma
December 28, 2018

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,129,280	$3,972,723
Accounts receivable, net of allowance for doubtful accounts of $150,000	4,400,868	5,567,005
Income tax receivable	178,766	247,186
Inventories, net of allowance for excess and obsolete
inventory of $4,965,000 and $2,939,289, respectively	18,888,042	22,333,820
Prepaid expenses	264,757	298,152
Assets held for sale	3,666,753	‒
Total current assets	30,528,466	32,418,886

Property and equipment, at cost:
Land and buildings	2,208,676	7,218,678
Machinery and equipment	3,884,859	3,995,668
Leasehold improvements	200,617	202,017
Total property and equipment, at cost	6,294,152	11,416,363
Less: Accumulated depreciation	(4,276,024)	(5,395,791)
Net property and equipment	2,018,128	6,020,572

Investment in and loans to equity method investee	49,000	98,704
Intangibles, net of accumulated amortization	6,844,398	8,547,487
Goodwill	4,820,185	5,970,244
Deferred income taxes, net of valuation allowance	‒	1,653,000
Other assets	134,443	138,712

Total assets	$44,394,620	$54,847,605

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2018	2017
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,657,188	$3,392,725
Accrued expenses	1,150,010	1,406,722
Notes payable – current portion	2,594,185	4,189,605
Other current liabilities	664,374	664,325
Total current liabilities	9,065,757	9,653,377

Notes payable, less current portion	‒	2,094,246
Other liabilities	801,612	1,401,799
Total liabilities	9,867,369	13,149,422

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,806,803 and 10,726,653 shares issued, respectively; 10,306,145 and 10,225,995 shares outstanding, respectively	108,068	107,267
Paid in capital	(4,598,343)	(4,746,466)
Retained earnings	40,017,540	47,337,396
Total shareholders’ equity before treasury stock	35,527,265	42,698,197

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	34,527,251	41,698,183

Total liabilities and shareholders’ equity	$44,394,620	$54,847,605

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2018	2017	2016
Sales	$47,413,987	$48,713,746	$38,663,264
Cost of sales	36,191,011	33,903,153	26,222,381
Gross profit	11,222,976	14,810,593	12,440,883
Operating, selling, general and administrative expenses	14,325,268	14,664,987	12,097,022
Restructuring charge	941,059	‒	‒
Goodwill impairment charge	1,150,059	–	–
Income (loss) from operations	(5,193,410)	145,606	343,861
Other income (expense):
Other income	–	–	459,636
Interest income	–	–	90,686
Loss from equity method investment	(258,558)	–	(184,996)
Interest expense	(231,888)	(389,722)	(236,024)
Total other income (expense), net	(490,446)	(389,722)	129,302

Income (loss) before income taxes	(5,683,856)	(244,116)	473,163
Provision (benefit) for income taxes	1,636,000	(146,000)	179,000

Net income (loss)	$(7,319,856)	$(98,116)	$294,163

Earnings (loss) per share:
Basic	$(0.71)	$(0.01)	$0.03
Diluted	$(0.71)	$(0.01)	$0.03
Shares used in per share calculation:
Basic	10,272,749	10,201,825	10,141,234
Diluted	10,272,749	10,201,825	10,145,296

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2018, 2017 and 2016

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2015	10,564,221	$105,642	$(5,112,269)	$47,141,349	$(1,000,014)	$41,134,708

Net income	–	–	–	294,163	–	294,163
Restricted stock, net of forfeited	70,672	707	121,794	–	–	122,501
Share based compensation expense	–	–	73,684	–	–	73,684

Balance, September 30, 2016	10,634,893	$106,349	$(4,916,791)	$47,435,512	$(1,000,014)	$41,625,056

Net loss	–	–	–	(98,116)	–	(98,116)
Stock options exercised	33,751	338	(338)	–	–	–
Restricted stock issuance	58,009	580	104,420	–	–	105,000
Share based compensation expense	–	–	66,243	–	–	66,243

Balance, September 30, 2017	10,726,653	$107,267	$(4,746,466)	$47,337,396	$(1,000,014)	$41,698,183

Net loss	–	–	–	(7,319,856)	–	(7,319,856)
Restricted stock issuance	80,150	801	104,199	–	–	105,000
Share based compensation expense	–	–	43,924	–	–	43,924

Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2018	2017	2016
Operating Activities
Net income (loss)	$(7,319,856)	$(98,116)	$294,163
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	378,196	446,834	421,950
Amortization	1,253,244	1,267,182	825,804
Provision for excess and obsolete inventories	2,025,711	901,599	951,282
Charge for lower of cost or net realizable value for inventories	246,053	126,822	73,716
(Gain) loss on disposal of property and equipment	41,354	–	(2,000)
Deferred income tax provision (benefit)	1,653,000	(320,000)	157,000
Share based compensation expense	155,174	175,465	192,213
Restructuring charge	449,845	‒	‒
Goodwill impairment charge	1,150,059	‒	‒
Loss from equity method investment	258,558	–	184,996
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	1,359,983	(71,254)	115,479
Income tax receivable\payable	68,420	233,651	(603,329)
Inventories	988,285	(688,729)	1,067,179
Prepaid expenses	27,145	22,097	(165,863)
Other assets	4,269	(2,724)	(1,310)
Accounts payable	1,264,463	951,099	15,514
Accrued expenses	(245,331)	(90,003)	(34,029)
Other liabilities	66,862	134,890	47,726
Net cash provided by operating activities	3,825,434	2,988,813	3,540,491

Investing Activities
Acquisition of net operating assets	‒	(6,643,540)	(178,000)
Guaranteed payments for acquisition of business	(667,000)	(1,000,000)	(1,000,000)
Loan repayments from (investment in and loans to) equity method investee	(208,854)	2,389,920	(2,773,620)
Purchases of property and equipment	(127,257)	(190,303)	(319,810)
Disposals of property and equipment	23,900	1,817	2,000
Net cash used in investing activities	(979,211)	(5,442,106)	(4,269,430)

Financing Activities
Net change in bank revolving line of credit	500,000	–	−
Proceeds on notes payable	–	4,000,000	−
Debt issuance costs	–	(16,300)	−
Payments on notes payable	(4,189,666)	(2,065,810)	(873,921)
Net cash provided by (used in) financing activities	(3,689,666)	1,917,890	(873,921)

Net decrease in cash and cash equivalents	(843,443)	(535,403)	(1,602,860)
Cash and cash equivalents at beginning of year	3,972,723	4,508,126	6,110,986
Cash and cash equivalents at end of year	$3,129,280	$3,972,723	$4,508,126

Supplemental cash flow information:
Cash paid for interest	$220,117	$360,805	$195,086
Cash paid for (received from) income taxes	$(59,674)	$(61,000)	$597,200

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$–	$(1,836,105)	$–
Note receivable from disposition of net operating assets	$225,000	$–	$–

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

Property and equipment

Property and equipment consists of software, office equipment, warehouse and service equipment, and buildings with estimated useful lives generally of 3 years, 5 years, 10 years and 40 years, respectively.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation expense was $0.4 million for each of the years ended September 30, 2018, 2017 and 2016.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net assets of businesses acquired.  Goodwill is not amortized and is tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by comparing our estimate of the fair value of each reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill.  Our reporting units for purposes of the goodwill impairment calculation are the Cable TV operating segment and the Telco operating segment.

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

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.6 million, $0.5 million and $0.2 million for the years ended September 30, 2018, 2017 and 2016, respectively.

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

Concentrations of risk
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

The Company had no customer in 2018, 2017 or 2016 that represented in excess of 10% of the total net sales.  The Company’s sales to foreign (non-U.S. based) customers were $4.1 million, $4.3 million and $3.0 million for the years ended September 30, 2018, 2017 and 2016, respectively.  In 2018, the Cable TV segment purchased approximately 15% of its inventory from Arris Solutions, Inc. and approximately 11% of its inventory either directly from Cisco or indirectly through their primary stocking distributor.  The concentration of suppliers of the Company’s inventory subjects the Company to risk.  The Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.

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

Recently issued accounting standards

In May 2014, the FASB issued ASU 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”).  In addition, in August 2015, the FASB issued ASU 2015-14: “Revenue from Contracts with Customers (Topic 606).  This update was issued to defer the effective date of ASU 2014-09 by one year.  Therefore, the effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017.  Based on management’s assessment of ASU 2014-09, management does not expect that ASU 2014-09 will have a material impact on the Company’s consolidated financial statements as the Company’s contracts generally consist of a single performance obligation to deliver tangible goods.  As part of the Company’s review of its contracts, the Company changed its processes for contract review of performance obligation contracts to help ensure the Company will be in compliance with this standard.  Management does not expect significant changes in the timing or method of revenue recognition, accounting systems, controls or a need to significantly change any accounting policies or practices.  This ASU allows the use of either the retrospective or modified retrospective transition method upon adoption.  Management adopted ASU 2014-09 effective October 1, 2018, using the modified retrospective method of adoption, and will not have an adjustment to retained earnings upon adoption.  The adoption of ASU 2014-09 will result in additional disclosures.

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

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.”  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  We are currently in the process of evaluating this new standard update.

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment.”  This ASU eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill.  Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim goodwill impairment tests conducted in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company elected to early adopt ASU 2017-04 on June 30, 2018 in connection with its goodwill assessment performed as of June 30, 2018 (See Note 5 – Goodwill).

Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Note 2 – Assets Held for Sale

On September 28, 2018, the Company’s Strategic Direction Committee authorized the Company’s management to sell its Broken Arrow, Oklahoma facility, which contains the operations of one of the Cable TV segment subsidiaries, Tulsat, LLC (“Tulsat”), and the Company’s headquarters.  Therefore, this property, which has a net book value of $3.7 million at September 30, 2018, was classified as assets held for sale as of September 30, 2018 on the Company’s Consolidated Balance Sheets.

Subsequent to year end, on October 9, 2018, the Company entered into an agreement with David Chymiak to sell the Broken Arrow, Oklahoma facility.  Mr. Chymiak is the Chief Technology Officer, director, and substantial shareholder of the Company.  The sale agreement provides for a purchase price of $5,000,000 payable in cash at closing.  The sale closed on November 29, 2018, which generated a pretax gain of approximately $1.4 million.

In connection with the sale of the Broken Arrow, Oklahoma facility, Tulsat entered into a ten-year lease with Mr. Chymiak for a monthly rent of $44,000, or $528,000 per year.  Tulsat, as tenant, will be responsible for most ongoing expenses related to the facility, including property tax, insurance and maintenance.  As a result of the leaseback, the pretax gain of 1.4 million will be deferred over the lease period.

Note 3 – Inventories

Inventories at September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
New:
Cable TV	$12,594,138	$14,014,188
Telco	1,371,545	554,034
Refurbished and used:
Cable TV	2,981,413	3,197,426
Telco	6,905,946	7,507,460
Allowance for excess and obsolete inventory:
Cable TV	(4,150,000)	(2,300,000)
Telco	(815,000)	(639,288)

Total inventories	$18,888,042	$22,333,820

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

The Company regularly reviews the Cable TV and Telco segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for excess and obsolete inventory, which increased cost of sales by $1.9 million, $0.6 million and $0.6 million, respectively for the years ended September 30, 2018, 2017 and 2016.

In fiscal years ended September 30, 2018, 2017 and 2016, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company recorded charges which increased cost of sales $0.2 million, $0.3 million and $0.4 million for the years ended September 30, 2018, 2017 and 2016, respectively, to allow for excess and obsolete inventory.  We also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge of $0.2 million, $0.1 million and $0.1 million for the years ended September 30, 2018, 2017 and 2016, respectively, for inventories that have a cost in excess of estimated net realizable value.  The Telco segment wrote-off inventory of $0.2 million as a result of moving Nave Communications Company (“Nave”) inventory to Palco Telecom.

Note 4 – Intangible Assets
During the year ended September 30, 2018, the Company moved the Nave Communications Company inventory management and order fulfillment to Palco Telecom, a third-party reverse logistics provider in Huntsville, Alabama.  As a result, Nave abandoned the inventory tracking software which was recorded as a technology intangible.  The Company adjusted the estimated remaining useful life and recorded an intangible impairment charge of $0.4 million for the year ended September 30, 2018, which was the remaining net book value of the Telco segment’s technology intangible.  The impairment charge was recognized in restructuring charges on the Consolidated Statements of Operations (See Note 11 – Restructuring Charge).

The intangible assets with their associated accumulated amortization amounts at September 30, 2018 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,713,890)	$5,438,110
Trade name – 10 years	2,119,000	(754,380)	1,364,620
Non-compete agreements – 3 years	374,000	(332,332)	41,668

Total intangible assets	$10,645,000	$(3,800,602)	$6,844,398

The intangible assets with their associated accumulated amortization amounts at September 30, 2017 are as follows:

	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(1,898,691)	$6,253,309
Technology – 7 years	1,303,000	(667,009)	635,991
Trade name – 10 years	2,119,000	(542,480)	1,576,520
Non-compete agreements – 3 years	374,000	(292,333)	81,667

Total intangible assets	$11,948,000	$(3,400,513)	$8,547,487

Amortization expense was $1.3 million, $1.3 million and $0.8 million for the years ended September 30, 2018, 2017 and 2016, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

2019	$1,067,100
2020	1,028,768
2021	1,027,100
2022	1,027,100
2023	1,027,100
Thereafter	1,667,230

Total	$6,844,398

Note 5 – Goodwill

The Company performs its annual analysis in the fourth fiscal quarter of each year for goodwill impairment on its reporting units, which for this analysis are the Cable TV operating segment and the Telco operating segment.  However, during the third fiscal quarter, there were indicators of possible impairment in its Cable TV segment which warranted the Company to perform an analysis for goodwill impairment of the Cable TV segment.  These indicators included lower operating results of the Cable TV segment compared to the prior year and projected results, and management discussions surrounding various strategic alternatives given the lower operating performance.

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

In accordance with ASU 2017-04, which the Company elected to early adopt on June 30, 2018, the Company should recognize an impairment charge if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment charge not to exceed the amount of goodwill allocated to the reporting unit.  Therefore, the Company recognized an impairment charge of $1.2 million for the year ended September 30, 2018, which was the carrying value of the Cable TV segment’s goodwill.

We performed our annual impairment test for the Telco reporting unit in the fourth quarter of 2018 and determined that the estimated fair value of our reporting unit exceeded its carrying value, and the goodwill of Telco was not impaired.

Note 6 – Income Taxes
The Tax Cuts and Jobs Act was enacted on December 22, 2017.  One of the provisions of this legislation was that it reduced the corporate income tax rates for the Company from 34% to 21% effective beginning January 1, 2018.  Due to this legislation, the Company has remeasured its deferred tax balances at the reduced enacted tax rates as well as utilized the lower anticipated effective income tax rate for the year ended September 30, 2018 results.  The provision recorded related to the remeasurement of the Company’s deferred tax balances was $0.4 million.  The accounting for the effects of the rate change on the deferred tax balances is complete and no provisional amounts were recorded for the new legislation.

The provision (benefit) for income taxes for the years ended September 30, 2018, 2017 and 2016 consists of:

	2018	2017	2016
Current	$(17,000)	$174,000	$22,000
Deferred	1,653,000	(320,000)	157,000
Total provision (benefit) for income taxes	$1,636,000	$(146,000)	$179,000

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2018, 2017 and 2016:
	2018	2017	2016
Statutory tax rate	21.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	6.1%	43.7%	(4.4%)
Return to accrual adjustment	(0.1%)	(9.8%)	1.5%
Tax credits	0.3%	8.2%	−
Charges without tax benefit	(3.2%)	(16.2%)	6.8%
Change in statutory rate	(7.7%)	‒	‒
Valuation allowance	(45.1%)	‒	−
Other exclusions	(0.1%)	(0.1%)	(0.1%)

Company’s effective tax rate	(28.8%)	59.8%	37.8%

The charges without tax benefit rate for fiscal year 2018 includes, among other things, the impact of officer life insurance, nondeductible meals and entertainment and permanent basis differences in goodwill.

The tax effects of temporary differences related to deferred taxes at September 30, 2018 and 2017 consist of the following:
	2018		2017
Deferred tax assets:
Net operating loss carryforwards		$804,000	$208,000
Accounts receivable		40,000	58,000
Inventory		1,453,000	1,432,000
Intangibles		614,000	560,000
Accrued expenses		76,000	175,000
Stock options		66,000	246,000
Investment in equity method investee		162,000	174,000
Other		102,000	‒
		3,317,000	2,853,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets		726,000	1,156,000
Other		27,000	44,000

Less valuation allowance		2,564,000	‒

Net deferred tax asset	$	‒	$1,653,000

The Company’s U.S. Federal net operating loss (“NOL”) carryforwards consist of the following:

	NOL carryforward	Year Expires
Year ended September 30, 2018	$2,120,000	No expiry
Year ended September 30, 2016	82,820	2036

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  The Company has concluded, based on its recent cumulative losses that it will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $2.6 million is needed.

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2015.

Note 7 – Accrued Expenses
Accrued expenses at September 30, 2018 and 2017 are as follows:

	2018	2017
Employee costs	$741,818	$884,390
Triton Datacom earn-out	–	222,611
Taxes other than income tax	260,390	163,016
Interest	9,251	22,121
Other, net	138,551	114,584

	$1,150,010	$1,406,722

Note 8 – Line of Credit and Notes Payable

Notes Payable

On May 31, 2018, the Company entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”) relating to the Company’s Amended and Restated Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).  As the Company had previously disclosed in its March 31, 2018 Form 10-Q filed on May 15, 2018, the Company was not in compliance with the fixed charge ratio covenant under the Credit and Term Loan Agreement at March 31, 2018 and had notified Lender of the covenant violation and requested a waiver.  As a result of the covenant violation, the Company was in default under the Credit and Term Loan Agreement, for which Lender had the right to exercise its rights under the Credit and Term Loan Agreement,  including the right to accelerate the payment of the Company’s indebtedness to the Lender, to enforce the Lender’s security interest in the collateral under the Credit and Term Loan Agreement and to pursue collection from the Company for outstanding amounts owed under the Credit and Term Loan Agreement.

Under the forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement, Lender agreed to delete the fixed charge ratio covenant from the Credit and Term Loan Agreement and to forbear from exercising its rights and remedies under the Credit and Term Loan Agreement through October 31, 2018 subject to, among other things, the following terms:
•	Reducing the revolving line commitment from $5.0 million to $3.0 million;
•	Terminating the Lender’s obligation to lend or make advances under the revolving line of credit;
•	Limiting the Company’s capital expenditure to $100,000 during the forbearance period;
•	Requiring semi-monthly reporting of its borrowing base calculation; and
•	Requiring the Company to remain in compliance with the terms of the amended Credit and Term Loan
Agreement.

Revolving credit and term loans created under the Credit and Term Loan Agreement were collateralized by inventory, accounts receivable, equipment and fixtures, general intangibles and a mortgage on certain property.  Among other financial covenants, the Credit and Term Loan Agreement provided that the Company maintain a leverage ratio (total funded debt to EBITDA) of not more than 2.50 to 1.0.

At September 30, 2018, the Company had two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan had an outstanding balance of $0.6 million at September 30, 2018 and was due on October 31, 2018, with monthly principal payments of $15,334 plus accrued interest.  The interest rate was the prevailing 30-day LIBOR rate plus 1.4% (3.66% at September 30, 2018) and was reset monthly.

The second outstanding term loan had an outstanding balance of $1.5 million at September 30, 2018 and was due October 31, 2018, with monthly principal and interest payments of $118,809.  The interest rate on the term loan was a fixed interest rate of 4.40%.

On December 6, 2017, the Company extinguished one of its previous term loans by paying the outstanding balance of $2.7 million plus a prepayment penalty of $25,000.  Subsequent to September 30, 2018, the Company extinguished its two outstanding term loans under the forbearance agreement by paying the outstanding balances of $2.1 million.

Line of Credit
On May 31, 2018, the Company entered into a forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement.  This amendment changed the Revolving Line of Credit (“Line of Credit”) maturity to October 31, 2018 and reduced the Line of Credit to $3.0 million from $5.0 million, while other terms of the Line of Credit remained essentially the same.  At September 30, 2018, $0.5 million was outstanding under the Line of Credit and is reported in Notes payable – current portion on the consolidated balance sheet.  The Line of Credit required quarterly interest payments based on the prevailing 30-day LIBOR rate plus 2.75% (5.03% at September 30, 2018), and the interest rate was reset monthly.  Any future borrowings under the Line of Credit were due on October 31, 2018.  Future borrowings under the Line of Credit were limited to the lesser of $3.0 million or the net balance of 80% of qualified accounts receivable plus 50% of qualified inventory.

Subsequent to September 30, 2018, the Company extinguished its Revolving Line of Credit under the forbearance agreement by paying the outstanding balance of $0.5 million.

The aggregate minimum maturities of notes payable and the line of credit for fiscal year 2019 is $2,594,185 and $0 for fiscal years 2020 through 2023 and thereafter.
As noted above, subsequent to September 30, 2018, the Company extinguished all of its outstanding term loans and line of credit outstanding under the forbearance agreement.  Therefore, the Company is no longer subject to the terms of the forbearance agreement and has been released from the Credit and Term Loan Agreement.

Subsequent to September 30, 2018, the Company entered into a new credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The Line of Credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime rate plus 0.75% (6.00% at December 17, 2018), and the interest rate is reset monthly.  The new credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $2.5 million at the time of entering into the new credit agreement.

Fair Value of Debt

The carrying value of the Company’s variable-rate term loan approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

The Company has determined the fair value of its fixed-rate term loan utilizing the Level 2 hierarchy as the fair value can be estimated from broker quotes corroborated by other market data. These broker quotes are based on observable market interest rates at which loans with similar terms and maturities could currently be executed.  The Company then estimated the fair value of the fixed-rate term loan using cash flows discounted at the current market interest rate obtained.  The fair value of the Company’s outstanding fixed rate loan was $1.5 million as of September 30, 2018.

Note 9 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At September 30, 2018, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 542,301 shares were available for future grants.

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

A summary of the status of the Company's stock options at September 30, 2018 and changes during the year then ended is presented below:
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2017	700,000	$2.54
Granted	–	$–
Exercised	−	$–	$0
Expired	(55,000)	$3.00
Forfeited	(355,000)	$2.57
Outstanding at September 30, 2018	290,000	$2.40	$0
Exercisable at September 30, 2018	196,667	$2.68	$0

There were no options exercised under the Plan for the years ended September 30, 2018, 2017 and 2016.

Information about the Company’s outstanding and exercisable stock options at September 30, 2018 is as follows:

Exercise Price	Stock Options Outstanding	Exercisable Stock Options Outstanding	Remaining Contractual Life
$1.79	50,000	16,667	8.6 years
$1.81	90,000	30,000	8.4 years
$3.21	100,000	100,000	5.5 years
$2.45	50,000	50,000	3.5 years
	290,000	196,667

No nonqualified stock options were granted in 2018.  The Company granted nonqualified stock options of 140,000 shares and 50,000 shares for the year ended September 30, 2017 and September 30, 2016, respectively.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2017 and 2016 stock option grants are as follows:

	2017	2016
Estimated fair value of options at grant date	$96,690	$34,350
Black-Scholes model assumptions:
Average expected life (years)	6	6
Average expected volatile factor	35%	38%
Average risk-free interest rate	2.4%	1.75%
Average expected dividend yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2018, 2017 and 2016 is as follows:

	2018		2017	2016
Fiscal year 2012 grant	$	‒	$5,359	$17,417
Fiscal year 2014 grant		‒	13,575	47,522
Fiscal year 2016 grant		1,789	16,221	8,745
Fiscal year 2017 grant		42,135	31,088	–

Total compensation expense		$43,924	$66,243	$73,684

The Company records compensation expense over the vesting term of the related options.  At September 30, 2018, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $23,469.

Restricted stock

The Company granted restricted stock in March 2018, 2017 and 2016 to its Board of Directors and a Company officer totaling 80,150 shares, 58,009 shares and 62,874 shares, respectively. The restricted stock grants were valued at market value on the date of grant.  The restricted shares are delivered to the directors and employees at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $105,000 for each of the 2018, 2017 and 2016 fiscal year grants. The grants are amortized over the 12 month holding period as compensation expense.

Compensation expense related to restricted stock recorded for the years ended September 30, 2018, 2017 and 2016 is as follows:
	2018	2017	2016
Fiscal year 2014 grants	$–	$4,222	$14,779
Fiscal year 2015 grants	–	–	25,000
Fiscal year 2016 grants	–	43,750	78,750
Fiscal year 2017 grant	43,750	61,250	–
Fiscal year 2018 grant	61,250	–	−

	$105,000	$109,222	$118,529

Note 10 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.3 million for each of the years ended September 30, 2018, 2017 and 2016.

Note 11 – Restructuring Charge

The Company recorded a $0.9 million restructuring charge for the Telco Segment for the year ended September 30, 2018 resulting from management’s decision to move Nave’s inventory management and order fulfillment operations from its facility in Jessup, Maryland to Palco Telecom (“Palco”), a third-party reverse logistics provider in Huntsville, Alabama.  As a result, Nave incurred the following restructuring charges:  1) intangible impairment of charge of $0.4 million related to inventory tracking software that will no longer be utilized; 2) moving expenses of $0.4 million to transfer Nave’s inventory from its facility in Jessup, Maryland to Palco; and 3) severance expenses of $0.1 million for Nave operations employees.

Note 12 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2018, 2017 and 2016 are:

	2018	2017	2016
Net income (loss) attributable to common shareholders	$(7,319,856)	$(98,116)	$294,163
Basic weighted average shares	10,272,749	10,201,825	10,141,234
Effect of dilutive securities:
Stock options	–	–	4,062
Diluted weighted average shares	10,272,749	10,201,825	10,145,296

Earnings (loss) per common share:
Basic	$(0.71)	$(0.01)	$0.03
Diluted	$(0.71)	$(0.01)	$0.03

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of our common stock for the fiscal year, as their effect would be anti-dilutive.

	2018	2017	2016
Stock options excluded	290,000	700,000	520,000
Weighted average exercise price of
stock options	$2.40	$2.54	$2.83
Average market price of common stock	$1.39	$1.70	$1.90

Note 13 – Related Parties

The Company leases three facilities in Florida from a company owned by two employees.  The total payments made on the leases were $0.2 million and $0.1 million for the years ended September 30, 2018 and 2017, respectively.  The three leases terms extend through December 31, 2019.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 19%, respectively, of the Company’s outstanding common stock at September 30, 2018.

As disclosed in Note 2 – Assets Held for Sale, subsequent to September 30, 2018, a company controlled by David Chymiak purchased the Company’s Broken Arrow, Oklahoma facility for $5.0 million.  As part of this transaction, Tulsat, an operating company within the Cable TV Segment, entered a ten-year lease with the purchaser with monthly lease payments of $44,000.

Note 14 – Commitments and Contingencies

The Company leases and rents various office and warehouse properties in Florida, Georgia, Maryland, North Carolina, and Pennsylvania.  The terms on its operating leases vary and contain renewal options or are rented on a month-to-month basis.  Rental payments associated with leased properties totaled $0.8 million, $0.8 million and $0.7 million for the years ended September 30, 2018, 2017 and 2016, respectively.
At September 30, 2018, the Company’s minimum annual future obligations under all existing operating leases for each of the next five years are as follows:

2019	$701,837
2020	592,268
2021	568,250
2022	582,456
2023	597,017
Thereafter	99,909

Total	$3,141,737

Note 15 – Segment Reporting

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Years Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Sales
Cable TV	$19,940,705	$22,806,175	$22,996,998
Telco	27,522,696	25,994,521	15,800,424
Intersegment	(49,414)	(86,950)	(134,158)
Total sales	$47,413,987	$48,713,746	$38,663,264

Gross profit
Cable TV	$3,805,761	$7,738,355	$7,753,735
Telco	7,417,215	7,072,238	4,687,148
Total gross profit	$11,222,976	$14,810,593	$12,440,883

Operating income (loss)
Cable TV	$(2,570,050)	$1,834,484	$1,478,676
Telco	(2,623,360)	(1,688,878)	(1,134,815)
Total operating income (loss)	$(5,193,410)	$145,606	$343,861

Segment assets
Cable TV	$18,371,530	$24,116,395	$25,201,697
Telco	22,173,797	24,135,091	15,122,911
Non-allocated	3,849,293	6,596,119	9,943,551
Total assets	$44,394,620	$54,847,605	$50,268,159

Note 16 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2018, 2017 and 2016:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2018
Sales	$12,284,765	$11,649,528	$12,573,899	$10,905,795
Gross profit	$3,381,155	$3,345,065	$3,082,933	$1,413,823
Net loss	$(706,762)	$(259,697)	$(1,506,699)	$(4,846,698)
Basic loss per common share	$(0.07)	$(0.03)	$(0.15)	$(0.47)
Diluted loss per common share	$(0.07)	$(0.03)	$(0.15)	$(0.47)
Fiscal year ended 2017
Sales	$12,095,826	$11,294,756	$12,989,990	$12,333,174
Gross profit	$4,023,629	$3,764,429	$3,755,951	$3,266,584
Net income (loss)	$217,161	$10,671	$(66,863)	$(259,085)
Basic earnings (loss) per common share	$0.02	$0.00	$(0.01)	$(0.03)
Diluted earnings (loss) per common share	$0.02	$0.00	$(0.01)	$(0.03)
Fiscal year ended 2016
Sales	$8,249,668	$10,587,187	$10,060,242	$9,766,167
Gross profit	$2,765,380	$3,584,612	$3,466,151	$2,624,740
Net income (loss)	$23,994	$145,630	$316,086	$(191,547)
Basic earnings (loss) per common share	$0.00	$0.01	$0.03	$(0.02)
Diluted earnings (loss) per common share	$0.00	$0.01	$0.03	$(0.02)

Note 17 – Subsequent Events
Sale of Cable TV Segment

In December 2018, the Company entered into an agreement for the sale of our Cable TV segment business to a company controlled by David Chymiak for $10.3 million.  This sale is subject to shareholder approval, which the Company anticipates occurring in our third fiscal quarter of 2019.  The purchase price will consist of $3.9 million of cash and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  If the sale receives shareholder approval, the Company estimates that this sale will result in a pretax loss of approximately $2.8 million. In addition, if the sale receives shareholder approval, the Company will accelerate the remaining deferred gain of $1.4 million from the sale of the Broken Arrow, Oklahoma facility (see Note 2 – Assets Held For Sale).

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

 On December 27, 2018, the Company entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies, Inc. and Mill City Communications, Inc.  These companies provide turn-key wireless infrastructure services for wireless carriers, contractors supporting the wireless carriers, and equipment manufacturers.  These services primarily consist of installing and decommissioning equipment on cell towers and small cell towers.  This agreement is expected to close in early January 2019.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton Technologies, Inc. and Mill City Communications, Inc. will be $1.7 million subject to a working capital adjustment.  A deposit of $500,000 was paid on December 27, 2018 in connection with signing the purchase agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on our assessment, we believe that, as of September 30, 2018, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter ended September 30, 2018, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

 Identification of Directors:

Our bylaws provide that our Board shall consist of not less than one nor more than nine directors, as determined from time to time by board resolution.  The Board is presently comprised of five directors, each of whom serves for a term of one year. The Directors are as follows:

David E. Chymiak Director since 1999

David E. Chymiak, 73, has served as our Company’s Chief Technology Officer since he was appointed on April 2, 2012.  Mr. Chymiak served as our Company’s Chairman of the Board from August 12, 2014 to October 7, 2018 and from 1999 until April 2, 2012.  Since 1985, Mr. Chymiak has overseen the operations of our Cable Television segment.  Mr. Chymiak brings extensive experience with the various technologies and products within the cable television industry to our Board of Directors with respect to industry matters.  Mr. Chymiak also brings to the Board of Directors business leadership and corporate strategy.

Joseph E. Hart Director since August 2015

Joseph E Hart, 68, was appointed our President and Chief Executive Officer in July 2018.  Prior to joining the Company, from November 2015 to March of 2018, Mr. Hart was the CEO of Aero Communications, Inc., which is a company that performs installation, maintenance, and network design and construction for the telecommunications industry.  From 2006 – 2014, Mr. Hart served as the Executive Vice President of Network Infrastructure Services and Operations for Goodman Networks, Inc., a provider of end-to-end network infrastructure, professional services and field deployment to the wireless telecommunications and satellite television industry.  For the previous 20 years, Mr. Hart served in various executive leadership positions for various telecommunication and wireless companies.  Mr. Hart holds a masters of science degree in systems management from the University of Southern California and bachelor of business administration degree from Baldwin-Wallace College.  Mr. Hart’s extensive management experience in operations and corporate strategy in the telecommunications industry allows him to provide significant input to our Board of Directors.

Thomas J. Franz Director since August 2007

Thomas J. Franz, 60, is currently head of TJ Franz & Associates, a firm specializing in profitability and contract CFO consulting for small and medium sized businesses, which he founded in 2003. For the 10 years prior, he served as Chief Financial Officer for several businesses and served in a Chief Operating Officer role as well.  From 1983 to 1993 Mr. Franz held several public accounting roles for clients in the banking, government, venture capital, not for profit and financial services industries.  Mr. Franz is a certified public accountant with a bachelor of business administration degree from Oklahoma State University where he also received a masters degree in accounting.  Mr. Franz’s background in business leadership, corporate strategy and financial and operating expertise allows him to provide significant input to our Board of Directors.

James C. McGill Director since August 2007

James C. McGill, 75, was appointed as our Company’s Non-Executive Chairman of the Board on October 7, 2018.  Mr. McGill is currently the President of McGill Resources, which is a venture capital investment company, and has served in that capacity since 1987.  In 2015, Mr. McGill formed and owns Ediche, LLC, an importer of women’s clothing from South America to the United States.  He also served in various executive leadership and board of director positions of MacroSolve, Inc., which was a high technology company focused on wireless data collection, from 2002 – 2013.  In addition, he is a board member of numerous organizations in the Tulsa, Oklahoma area, and over the last 40 years he has served on numerous public company boards and has served as chief executive officer of several corporations.  Mr. McGill served on the MacroSolve audit committee for two years and on The IT Group, Inc. audit committee for 12 years as a member and eight years as its chairman. During his career, Mr. McGill has received 25 U.S. and foreign patents in the field of pollution control and has extensive experience in helping to develop early-stage and emerging companies.  Mr. McGill is a registered professional engineer with a bachelor of science degree in chemical engineering from The University of Tulsa where he graduated Cum Laude.  He is a member of the

University’s College of Engineering and Applied Sciences Hall of Fame and was named a Distinguished Alumni in 2005.  In 2013, he was named to the Collins College Business Hall of Fame.  Mr. McGill has extensive experience in managing companies in a variety of industries, and his business leadership, corporate strategy background and operating expertise strengthen the Board of Directors.

David W. Sparkman Director since December 2015

David W. Sparkman, 61, is currently Chief Financial Officer of Oklahoma Capital Bank.  For the year prior, he was the President of the financial consulting firm, Ulysses Enterprises, in which he also served in 2009-2010.  Prior to the sale of the companies in October 2016, he was the Chief Financial Officer for a group of oil field service companies:  Acid Specialists, LLC; Frac Specialists, LLC; and Cement Specialists, LLC.  Mr. Sparkman served in that capacity beginning in September 2014, and prior to joining this group full-time in this capacity, he provided accounting and financial consulting services to these companies starting in April 2014.  From 2010 to 2011, Mr. Sparkman was the CFO for Great White Energy Services until this company was acquired by Archer Well Company in 2011, and then served as the North America Director of Finance for Archer Well Company until 2013.  Mr. Sparkman also spent 12 years with Dollar Thrifty Automotive Group serving in various accounting and finance-related senior management positions.  Mr. Sparkman is a certified public accountant (inactive) and holds a bachelor of business administration degree in accounting from the University of Arkansas where he graduated Cum Laude.  Mr. Sparkman’s background in business leadership, corporate strategy and financial and operating expertise allows him to provide significant input to our Board of Directors.

Identification of Executive Officers

We have the following Executive Officers:

Joseph E. Hart

Biographical information for Mr. Hart, President and Chief Executive Officer, is set forth above.

David E. Chymiak

Biographical information for Mr. Chymiak, Chief Technology Officer is set forth above.

Scott A. Francis

Scott A. Francis, 51, has been our Vice President and Chief Financial Officer since September 15, 2008 and was appointed Secretary on August 6, 2009.  Mr. Francis has over 25 years of finance and management experience.  Prior to joining ADDvantage, he served as a controller of accounting at Vanguard Car Rental USA, Inc. from June 2004 until September 2008.  Prior to that, he served as manager of financial reporting for WilTel Communications, Inc. from 1997 through May 2004.  Mr. Francis is a certified public accountant with a bachelor of business administration degree in accounting from Oklahoma State University.

Donald E. Kinison

Donald E. Kinison, 42, started in May 2017 as our Vice President, Sales.  Mr. Kinison has over 20 years of sales experience in the telecommunication, software and cloud industries.  Prior to joining ADDvantage, Mr. Kinison was the Senior Vice President of Commercial and Enterprise Services for Impact Telecom LLC, a provider of a full range of telecommunication services for carriers, businesses and homes from 2014 to 2017.  From 2012 to 2014, Mr. Kinison was the Senior Vice President of Sales for Associated Network Partners, Inc., a provider of various telecommunications services for carriers.  From 2003 to 2012, Mr. Kinison held various senior management positions, including the Vice President and General Manager of Cbeyond, Inc., a telecommunications and information technology company.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC and to furnish us with a copy of each of these reports.  SEC regulations impose specific due dates for these reports and we are required to disclose in this proxy statement any failure to file by these dates during fiscal year 2018.

Based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to the fiscal year ended September 30, 2018, we believe that these persons have complied with all applicable filing requirements.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics which is applicable to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.  We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website.

Audit Committee

The functions and members of our Audit Committee are set forth below.  The members of the Audit Committee are David W. Sparkman (Chairman), Thomas J. Franz and James C. McGill.  Each of the committee members is “independent” as defined under the rules and listing standards of the NASDAQ Stock Market (“NASDAQ”) and the rules of the Securities and Exchange Commission implemented pursuant to the Sarbanes-Oxley Act of 2002.  The Audit Committee met four times during fiscal year 2018.  All of the meetings were held prior to the reporting of our quarterly financial results.

Audit Committee Financial Expert

The SEC has adopted rules pursuant to the provisions of the Sarbanes-Oxley Act requiring audit committees to include an “audit committee financial expert,” defined as a person who has the following attributes:

1)	an understanding of generally accepted accounting principles and financial statements;
2)	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
3)
experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;

4)	an understanding of internal control over financial reporting; and
5)	an understanding of audit committee functions.

The financial expert will have to possess all of the attributes listed above to qualify as an audit committee financial expert.

Our Board of Directors has determined that each of Thomas J. Franz, James C. McGill and David W. Sparkman meets the definitions of an audit committee financial expert.

Item 11. Executive Compensation.

Summary Compensation Table

The following table reflects the compensation of the named executive officers of the Company for the fiscal years ended September 30, 2018 and 2017.

Name and Principal Position		Year	Salary	Bonus	Restricted Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total Compensation
Joseph E. Hart	President and Chief Executive Officer (5) (6)	2018 2017	$57,692 $‒	$– $–	$15,000 $15,000	$– $–	$– $‒	$962 $‒	$73,654 $15,000
David L. Humphrey	President and Chief Executive Officer (5) (7)	2018 2017	$429,763 $250,000	$– $–	$15,000 $15,000	$– $–	$– $–	$13,310 $14,834	$458,073 $279,834

David E. Chymiak	Vice President, Chief Technology Officer	2018 2017	$294,580 $294,580	$– $–	$15,000 $15,000	$− $–	$– $11,513	$16,861 $16,850	$326,441 $337,943

Scott A. Francis	Vice President, Chief Financial Officer and Secretary	2018 2017	$175,000 $175,000	$– $–	$15,000 $15,000	$– $–	$– $–	$12,350 $15,876	$202,350 $205,876

Donald E. Kinison	Vice President of Sales (8)	2018 2017	$180,000 $75,462	$70,000 $11,667	$‒ $‒	$– $33,150	$– $–	$13,375 $3,006	$263,375 $123,285

(1)
The amounts shown are director and Company officer compensation and represent the total fair value of the stock award of 11,450 shares and 8,287 shares on the date of the grant to directors for fiscal 2018 and 2017, respectively.  The fair value of the stock awards is amortized over the 12-month holding period to compensation expense in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the years ended September 30, 2018 and 2017 for stock awards.  The fair value of the stock awards was based on the closing market prices of the stock on the dates of the grants.

(2)
The amounts shown represent expenses recognized in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the years ended September 30, 2018 and 2017 for stock option awards.  Mr. Humphrey forfeited 200,000 of stock option awards in fiscal 2018 when he resigned (see note 5).  There were no forfeitures of stock option in fiscal 2017.  All assumptions utilized to calculate the expense amounts shown above are set forth in Note 9 of the Notes to Consolidated Financial Statements for the year ended September 30, 2018.

(3)
Fiscal 2018 and fiscal 2017 amounts were earned under the Senior Management Incentive Compensation Plan for fiscal 2018 and fiscal 2017 performance, respectively (see further discussion below), and the amounts were paid in the first quarter of fiscal 2019 and fiscal 2018, respectively.

(4)	Represents amounts paid by the Company on behalf of an officer for matching contributions to the Company’s qualified 401(k) plan plus an auto allowance received during the year.
(5)
On July 2, 2018, the Board of Directors appointed Mr. Hart as the Company’s new President and Chief Executive Officer.  On July 2, 2018, Mr. Humphrey resigned as the Company’s President and Chief Executive Officer as well as from the Company’s Board of Directors.

(6)
The salary of Mr. Hart for fiscal year 2018 is from his date of hire on July 2, 2018.  The restricted stock award reflected both in fiscal year 2018 and 2017 represents restricted stock granted to Mr. Hart as a member of the Company’s Board of Directors.

(7)	The salary of Mr. Humphrey for fiscal year 2018 is through his resignation date of July 2, 2018 and reflects his severance payment of $180,243.
(8)	On May 2, 2017, the Company hired Mr. Kinison as the Vice President of Sales. Therefore, the salary for fiscal year 2017 is from his date of hire of May 2, 2017.

Outstanding Equity Awards at September 30, 2018

The following table reflects the outstanding stock options held by the named executive officers of the Company as of September 30, 2018. The named executive officers do have restricted stock, and none of the stock options reported in the table are subject to performance-related conditions.

Named Executive Officer	Number of Securities Underlying Options which are Exercisable	Number of Securities Underlying Options which are Unexercisable	Option Exercise Price		Option Expiration Date
Joseph E. Hart	200,000	–		$1.36	9/13/2028
David E. Chymiak	50,000	–		$3.21	4/3/2024

Scott A. Francis	50,000 50,000	– –	$	$ 2.45 3.21	4/2/2022 4/3/2024

Donald E. Kinison	50,000	–		$1.79	5/2/2027
Potential Payment Upon Termination or Change-In-Control
We have entered into employment/severance agreements with Mr. Hart and Mr. Francis. These agreements are designed to promote stability, continuity and focus for key members of leadership during periods of uncertainty that may be created by change of control situations. Additionally, the use of such agreements is a competitive practice that enhances our ability to attract and retain leadership talent.
Under these agreements, payment of benefits will occur in most situations where the employee is terminated or resigns in connection with a Change in Control of the Company.  Mr. Hart, in this event, will be paid the amount of his annual base salary immediately preceding the Change of Control.  Mr. Francis, in this event, will be paid (a) the amount of the six months’ monthly base salary being paid by the Company immediately preceding the Change of Control plus (b) an amount equal to one-half of the average of the aggregate annual bonus payments made by Company with respect to each of the two most recently completed fiscal years.
“Change of Control” as used in these agreements has a fairly customary definition designed to reflect that a fundamental change in beneficial ownership or control of the Company has occurred. Specifically, the agreements incorporate the term a “change of control event”, as defined in United States Treasury Regulations (“Regulations”) promulgated under section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”) that results from an event in which a person comes to be the owner, directly or indirectly, of 50% or more of outstanding voting securities of the Company or its parent company or the transfer or disposition of all or substantially all of the assets of the Company, its parent or their successor or a person, acquires, directly or indirectly, the voting power to elect a majority of the members of the Board of the Company or its parent (other than in the normal course) or any other similar transaction or series of related transactions.

Compensation of Directors
We paid our non-employee directors $500 per quarter and $750 for each board meeting and $375 for each committee meeting or telephonic board or committee meeting the director attended. The chairman of the Audit Committee receives an additional $375 per meeting, and the chairmen of the Compensation and Governance and Nominating Committees receive an additional $150 per meeting. In addition, all directors are eligible to receive awards of restricted shares, which are subject to a 12-month holding period, or options to purchase shares of our common stock each year after the annual shareholders meeting. These annual awards generally total $10,000 to $15,000 and have ranged between 1,000 and 11,450 shares. We reimburse all directors for out-of-pocket expenses incurred by them in connection with their service on our Board and any Board committee. The following table reflects the total compensation earned by each non-employee director during the last fiscal year:
Fiscal Year 2018 Director Compensation

Name	Fees Earned or Paid in Cash		Restricted Stock Awards		Total Compensation

Thomas J. Franz (1) (2) (3) (4)	$11,300	(6)	$15,000	(5)	$26,300
Joseph E. Hart (6)	$4,500		$15,000	(5)	$19,500
James C. McGill (1) (2) (3) (4) (7)	$18,400	(7)	$15,000	(5)	$33,400
David W. Sparkman (1) (3) (4)	$11,375	(8)	$15,000	(5)	$26,375

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Strategic Direction Committee.
(5)
The amounts shown represent the total fair value of the stock award of 11,450 shares on the date of grant for fiscal 2018. The fair value of the stock awards are amortized over the 12-month holding period to compensation expense in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K. The fair value of the stock award was based on the closing market price of the stock on the date of grant.

(6)	Joseph Hart’s director compensation represents his compensation until he was appointed President and Chief Executive Officer in July 2018.
(7)
James McGill and the Company entered into Letter Agreement on October 8, 2018 which provides that McGill will receive annual compensation in the form of $75,000 cash and $75,000 in shares of restricted stock for serving as chairman of the board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information at September 30, 2018 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	290,000	$2.40	542,301
Equity compensation plans not approved by security holders	0	0	0
Total	290,000	$2.40	542,301

Security Beneficial Ownership Table Required by Item 403 of Regulation S-K
The following table shows the number of shares of common stock beneficially owned (as of November 30, 2018) by:
•	each person known by us who beneficially owns more than 5% of any class of our voting stock;
•	each director and nominee for director;
•	each executive officer named in the Summary Compensation Table on page 49; and
•	our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.
Name and Address Of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)			Percent Of Class (1)

David E. Chymiak	2,703,356	(2)	(8)	26.3%
1221 East Houston
Broken Arrow, OK 74012

Kenneth A. Chymiak	1,984,366	(6)	(8)	19.4%
15512 Larsen Street
Overland Park, KS

Susan C. Chymiak	1,984,366	(7)	(8)	19.4%
15512 Larsen Street
Overland Park, KS

Thomas A. Satterfield, Jr.	951,000	(10)		9.2%
2609 Caldwell Mill Lane
Birmingham, AL 35243

Joseph E. Hart	233,184	(3)		2.2%

Scott A. Francis	142,370	(4)		1.4%

James C. McGill	125,230	(5)		1.2%

Thomas J. Franz	70,063			*

Donald E. Kinison	0			*

David W. Sparkman	32,052			*

All Executive Officers and Directors as a group (7 persons)	3,367,705	(9)		31.5%
____________________________
*  Less than one percent.

(1)
Shares which an individual has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Includes shares for which the person has sole voting and investment power, or has shared voting and investment power with his/her spouse.

(2) Includes 50,000 shares subject to stock options which are fully exercisable.
(3) Includes 200,000 shares subject to stock options which are fully exercisable.
(4) Includes 100,000 shares subject to stock options which are fully exercisable.
(5)	Includes 55,147 shares acquired on 10/08/18 that will vest 20% per year with the first installment vesting on the first anniversary of each grant.
(6)
Of the shares beneficially owned by Mr. Chymiak, 1,796,000 are held of record by his spouse, Susan C. Chymiak as trustee of the Susan Chymiak Revocable Trust.  Mr. Chymiak has sole voting and investment power over those shares held of record by him.  Mr. Chymiak disclaims beneficial ownership of the shares held by his wife.

(7)
Of the shares beneficially owned by Ms. Chymiak, 1,796,000 are held of record by her as trustee of the Susan Chymiak Revocable Trust.  Ms. Chymiak has sole voting and investment power over those shares held of record by her.  Ms. Chymiak disclaims beneficial ownership of the shares held by her husband.

(8)
Of the shares beneficially owned by Mr. David Chymiak, Mr. Kenneth Chymiak and Ms. Chymiak, 323,807 shares are owned by Chymiak Investment LLC.  Chymiak Investment LLC is equally-owned by Mr. David Chymiak, his spouse, Mr. Kenneth Chymiak and Ms. Chymiak.

(9)	Includes 350,000 shares subject to stock options which are fully exercisable.
(10)
Based on a Schedule 13G/A, filed on January 12, 2018, of Mr. Satterfield’s reported ownership, 30,000 shares are held jointly with Mr. Satterfield’s spouse; 3,400 shares are held individually by Mr. Satterfield’s spouse; 75,000 shares are held by Tomsat Investment & Trading Co., Inc., a corporation wholly-owned by Mr. Satterfield and of which he serves as President; and 340,000 shares are held by Caldwell Mill Opportunity Fund, which fund is managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager. Additionally, Mr. Satterfield has limited powers of attorney for voting and disposition purposes with respect to the following shares: A.G. Family L.P. (375,000 shares); Jeanette Satterfield Kaiser (28,000 shares); Richard W. Kaiser, III (15,000 shares); and David Satterfield (18,000 shares). These individuals and entities have the right to receive or the power to direct the receipt of the proceeds from the sale of their respective shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Company leases three facilities in Florida from a company owned by two employees.  The total payments made on the leases were $0.2 million and $0.1 million for the years ended September 30, 2018 and 2017, respectively.  The three leases terms extend through December 31, 2019.

As disclosed in Note 2 – Assets Held for Sale, subsequent to September 30, 2018, a company controlled by David Chymiak purchased the Company’s Broken Arrow, Oklahoma facility for $5.0 million. As part of this transaction, Tulsat, an operating company within the Cable TV Segment, entered a ten-year lease with the purchaser with monthly lease payments of $44,000. ADDvantage guaranteed the lease, which guarantee will be released in the event of the closing of the sale of the Company’s Cable TV segment to a company controlled by David Chymiak pursuant to the agreement described in the following paragraph.

In December 2018 the Company entered into an agreement to sell its Cable TV segment to a company controlled by David Chymiak for $10.3 million. This sale is subject to shareholder approval, which we anticipate occurring in the third fiscal quarter of 2019. The purchase price will consist of $1.7 million of cash and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%. This transaction was approved by the Strategic Direction Committee, and is subject to shareholder approval, including approval by the holders of a majority of the shares held by persons not affiliated with David Chymiak.  We anticipate that shareholder approval will occur in the third fiscal quarter of 2019.
Independent Directors and Corporate Committees
The independent directors of the Board of Directors are Thomas Franz, James McGill and David Sparkman.

The Compensation Committee of our Board of Directors is currently comprised of two directors who are not officers. These directors include Thomas Franz and James McGill. All functions of the Compensation Committee are to be performed by the Committee members and are not authorized to be delegated outside of the Committee.  Under currently applicable rules, each member is an “independent director” as defined under Rule 5605(a)(2) of NASDAQ, a “non-employee director” (within the meaning of Rule 16b-3(b)(3) of the Securities Exchange Act of 1934) and satisfies the requirements of an “outside director” as defined by Section 162(m) of the Internal Revenue Code.

The Corporate Governance and Nominating Committee is comprised of two directors who are not officers. These directors include Thomas Franz and James McGill. Under currently applicable rules, each member is an “independent director” as defined under the NASDAQ rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002.

The Strategic Direction Committee was formed by the Board in July 2018. The Strategic Direction Committee is currently comprised of three directors who are not officers. These directors include Thomas Franz, James McGill and David Sparkman. Under currently applicable rules, each member is an “independent director” as defined under the NASDAQ rules as well as under rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The purpose of the Strategic Direction Committee is to consider strategic policy for the Company, including, among other things, strategic acquisitions or dispositions.

Item 14. Principal Accounting Fees and Services.
Principal Accounting Fees and Services
The Audit Committee selected the accounting firm of HoganTaylor as our independent registered public accounting firm to examine our financial statements for the fiscal year ending in September 30, 2019.

HoganTaylor audited our financial statements for the fiscal years ended September 30, 2018 and 2017. Our Audit Committee considered whether the provisions for the tax services and other services by HoganTaylor were compatible with maintaining their independence and determined that they were.

Fees Incurred by the Company for Services Performed by Audit Firms

The following table shows the fees for professional services provided by HoganTaylor for the audits of our annual financial statements for the years ended September 30, 2018 and 2017, respectively, and fees billed for other services during those periods.

	2018	2017
Audit Fees(1)	$126,500	$134,250
Audit-Related Fees(2)	1,000	2,210
Tax Fees(3)	33,045	28,445
All Other Fees	925	-
Total	$161,470	$164,905

1)
Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with the issuance of comfort letters, consents, and assistance with review of documents filed with the SEC.

2)	Audit-Related Fees represent reimbursements of travel and other costs associated with audit services.
3)	Tax Fees represent fees for annual tax return preparation and research of tax related matters.

Audit Committee’s Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. During the year, the Audit Committee approved all of the services performed by the independent registered public accounting firm. The fees billed for these services approximated 100% of the pre-approved amounts.

Before engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of the following four categories of services to the Audit Committee for approval:

1.
Audit services include audit work performed on the financial statements, internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2.
Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

3.
Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

4.

Other Fees are those associated with services not captured in the other categories.  We generally do not request such services from the independent registered public accounting firm other than the annual audit of our Defined Contribution Plan.

Before engagement, the Audit Committee pre-approves the independent registered public accounting firm’s services within each category. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. The following financial statements are filed as part of this report in Part II, Item 8.

Report of Independent Registered Public Accounting Firm as of September 30, 2018 and 2017, and for each of the three years in the period ended September 30, 2018, 2017 and 2016.

Consolidated Balance Sheets as of September 30, 2018 and 2017.

Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016.

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

10.20
Amendment Nine to Amended and Restated Revolving Credit and Term Loan Agreement dated March 30, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018 (File No. 001-10799).

10.21
Amendment Ten to Amended and Restated Revolving Credit and Term Loan Agreement dated May 31, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2018 (File No. 001-10799).

10.22
Chairman of the Board of Directors Agreement between the Company and James C. McGill dated October 8, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.23
Employment Agreement between the Company and Joseph E Hart dated October 8, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.24
Sale of Real Estate Agreement  dated October 5, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2018 (File No. 001-10799).

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

ADDvantage Technologies Group, Inc.

Date:    December 28, 2018      By:  /s/ Joseph E. Hart
Joseph E. Hart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 28, 2018            /s/ David E. Chymiak
David E. Chymiak, Director and Chief Technology Officer

Date:     December 28, 2018             /s/ Scott A. Francis
Scott A. Francis, Chief Financial Officer (Principal Financial
Officer)

Date:     December 28, 2018            /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 28, 2018            /s/ James C. McGill
James C. McGill, Chairman of the Board of Directors

Date:     December 28, 2018            /s/ David W. Sparkman
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

10.20
Amendment Nine to Amended and Restated Revolving Credit and Term Loan Agreement dated March 30, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 15, 2018 (File No. 001-10799).

10.21
Amendment Ten to Amended and Restated Revolving Credit and Term Loan Agreement dated May 31, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 4, 2018 (File No. 001-10799).

10.22
Chairman of the Board of Directors Agreement between the Company and James C. McGill dated October 8, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.23
Employment Agreement between the Company and Joseph E Hart dated October 8, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.24
Sale of Real Estate Agreement  dated October 5, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2018 (File No. 001-10799).

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