Form 10-Q
period 2018-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2019-02-12
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2018

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

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2019 were 10,361,292.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2018

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	December 31, 2018 and September 30, 2018

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three Months Ended December 31, 2018 and 2017

	Consolidated Condensed Statements of Cash Flows (unaudited)	5
	Three Months Ended December 31, 2018 and 2017

	Notes to Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 4.	Controls and Procedures.	20

	PART II. OTHER INFORMATION

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2018	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$2,779,289	$3,129,280
Accounts receivable, net of allowance for doubtful accounts of $150,000	5,010,736	4,400,868
Income tax receivable	116,256	178,766
Inventories, net of allowance for excess and obsolete
inventory of $4,993,000 and $4,965,000, respectively	18,572,493	18,888,042
Prepaid expenses	386,789	264,757
Assets held for sale	‒	3,666,753
Total current assets	26,865,563	30,528,466

Property and equipment, at cost:
Land and buildings	2,208,676	2,208,676
Machinery and equipment	3,882,878	3,884,859
Leasehold improvements	200,617	200,617
Total property and equipment, at cost	6,292,171	6,294,152
Less: Accumulated depreciation	(4,324,319)	(4,276,024)
Net property and equipment	1,967,852	2,018,128

Investment in and loans to equity method investee	12,000	49,000
Intangibles, net of accumulated amortization	6,577,623	6,844,398
Goodwill	4,820,185	4,820,185
Other assets	683,418	134,443

Total assets	$40,926,641	$44,394,620

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2018	September 30, 2018
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,876,056	$4,657,188
Accrued expenses	1,277,431	1,150,010
Notes payable – current portion	‒	2,594,185
Deferred gain – current portion	138,380	‒
Other current liabilities	643,559	664,374
Total current liabilities	5,935,426	9,065,757

Deferred gain, less current portion	1,233,883	‒
Other liabilities	165,992	801,612
Total liabilities	7,335,301	9,867,369

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,861,950 and 10,806,803 shares issued, respectively; 10,361,292 and 10,306,145 shares outstanding, respectively	108,620	108,068
Paid in capital	(4,495,825)	(4,598,343)
Retained earnings	38,978,559	40,017,540
Total shareholders’ equity before treasury stock	34,591,354	35,527,265

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	33,591,340	34,527,251

Total liabilities and shareholders’ equity	$40,926,641	$44,394,620

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
Sales	$11,272,286	$12,284,765
Cost of sales	8,430,724	8,903,610
Gross profit	2,841,562	3,381,155
Operating, selling, general and administrative expenses	3,796,680	3,646,823
Loss from operations	(955,118)	(265,668)
Interest expense	24,863	96,094
Loss before income taxes	(979,981)	(361,762)
Provision for income taxes	59,000	345,000

Net loss	$(1,038,981)	$(706,762)

Loss per share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)
Shares used in per share calculation:
Basic	10,361,292	10,225,995
Diluted	10,361,292	10,225,995

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
Operating Activities
Net loss	$(1,038,981)	$(706,762)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	111,717	98,143
Amortization	266,775	313,311
Provision for excess and obsolete inventories	28,000	161,100
Charge for lower of cost or net realizable value for inventories	‒	11,528
Gain on disposal of property and equipment	(20,906)	(6,862)
Deferred income tax provision	‒	345,000
Share based compensation expense	54,320	38,578
Changes in assets and liabilities:
Accounts receivable	(609,868)	267,469
Income tax receivable\payable	62,510	2,676
Inventories	287,549	(245,558)
Prepaid expenses	(73,282)	38,275
Other assets	(48,975)	3,250
Accounts payable	(781,132)	86,169
Accrued expenses	127,421	(243,271)
Other liabilities	10,565	20,087
Net cash provided by (used in) operating activities	(1,624,287)	183,133

Investing Activities
Acquisition of net operating assets	(500,000)	–
Loan repayment from (investment in and loans to) equity method investee	37,000	(41,341)
Purchases of property and equipment	(1,519)	–
Disposals of property and equipment	–	23,113
Proceeds from sale of Broken Arrow, OK building	5,000,000	–
Net cash provided by (used in) investing activities	4,535,481	(18,228)

Financing Activities
Guaranteed payments for acquisition of business	(667,000)	(667,000)
Payments on notes payable	(2,594,185)	(3,055,737)
Net cash used in financing activities	(3,261,185)	(3,722,737)

Net decrease in cash and cash equivalents	(349,991)	(3,557,832)
Cash and cash equivalents at beginning of period	3,129,280	3,972,723
Cash and cash equivalents at end of period	$2,779,289	$414,891

Supplemental cash flow information:
Cash paid for interest	$57,178	$118,292
Cash paid for income taxes	$–	$–

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Reclassification

The Company adopted ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” on October 1, 2018.  The $667,000 of guaranteed payments for acquisition of businesses have been reclassified from investing activities and are reported as a financing activity in the Consolidated Condensed Statement of Cash Flows for the three month period ended December 31, 2018.  This reclassification had no effect on previously reported results of operations or retained earnings.

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

Note 2 – Revenue Recognition

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method.  Management determined that there was no cumulative effect adjustment to the consolidated financial statements and the adoption of the standard did not require any adjustments to the consolidated financial statements for prior periods.  Under the guidance of the standard, revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed.  Substantially all of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer.  The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for its products or repair services.  The following steps are applied in determining the amount and timing of revenue recognition:

1.
Identification of a contract with a customer is a sales arrangement involving a purchase order issued by the customer stating the goods to be transferred.  Payment terms are generally net due in 30 days.  Discounts on sales arrangements are generally not provided.  Credit worthiness is determined by the Company based on payment experience and financial information available on the customer.

2.	Identification of performance obligations in the sales arrangement which is predominantly the promise to transfer goods, repair services or recycled items to the customer.

3.	Determination of the transaction price which is specified in the purchase order based on product pricing negotiated between the Company and the customer.

4.	Allocate the transaction price to performance obligations. Substantially all the contracts are single performance obligations and the allocated purchase price is the transaction price.

5.
Recognition of revenue which predominantly occurs upon completion of the performance obligation and transfer of control.  Transfer of control generally occurs at the point the Company ships the sold or repaired product from its warehouse locations.

The Company’s principal revenues are from sales of Cable TV and Telco equipment, Cable TV repair services and Telco recycled equipment.  Sales are primarily to customers in the United States.  International sales are made to customers in Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology which totaled approximately $0.9 million and $1.2 million in the three months ended December 31, 2018 and 2017, respectively.

The Company’s customers include multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 5% of consolidated revenues.

Our revenues by type were as follows:

	Three Months Ended December 31,
	2018	2017
Equipment sales
Cable TV	$4,052,140	$5,114,291
Telco	6,609,642	5,691,320
Intersegment	(40,242)	(180)
Recycle revenue
Cable TV	‒	‒
Telco	240,697	767,221
Repair revenue
Cable TV	410,049	712,113
Telco	‒	‒
	$11,272,286	$12,284,765

Note 3 – Sale and Leaseback of Assets

In October 2018, the Company entered into an agreement with David Chymiak to sell the Broken Arrow, Oklahoma facility.  Mr. Chymiak is the Chief Technology Officer, President of Tulsat LLC (“Tulsat”), director, and substantial shareholder of the Company.  The sale agreement provided for a purchase price of $5,000,000 payable in cash at closing.  The sale closed on November 29, 2018, which generated a pretax gain of approximately $1.4 million.

In connection with the sale of the Broken Arrow, Oklahoma facility, Tulsat, which is one of the subsidiaries contained in the Cable TV segment, entered into a ten-year lease with Mr. Chymiak for a monthly rent of $44,000, or $528,000 per year.  Tulsat, as tenant, will be responsible for most ongoing expenses related to the facility, including property tax, insurance and maintenance.  As a result of the leaseback, the pretax gain of $1.4 million was deferred over the lease period and is reported in Deferred gain in the Consolidated Condensed Balance Sheet.

Note 4 – Disposition of Assets

In December 2018, the Company entered into an agreement for the sale of our Cable TV segment business to a company controlled by David Chymiak for $10.3 million.  This sale is subject to shareholder approval, which the Company anticipates occurring in our third fiscal quarter of 2019.  The purchase price will consist of $3.9 million of cash and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  If the sale receives shareholder approval, the Company estimates that this sale will result in a pretax loss of approximately $2.8 million.  In addition, if the sale receives shareholder approval, the Company will accelerate the remaining deferred gain of $1.4 million from the sale of the Broken Arrow, Oklahoma facility (see Note 3 – Sale and Leaseback of Assets).

Note 5 – Inventories

Inventories at December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018	September 30, 2018
New:
Cable TV	$12,056,677	$12,594,138
Telco	1,612,763	1,371,545
Refurbished and used:
Cable TV	2,968,626	2,981,413
Telco	6,927,427	6,905,946
Allowance for excess and obsolete inventory:
Cable TV	(4,150,000)	(4,150,000)
Telco	(843,000)	(815,000)

	$18,572,493	$18,888,042

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded charges in the Cable TV segment to allow for obsolete inventory, which increased the cost of sales by zero and $0.2 million during the three months ended December 31, 2018 and 2017, respectively, to an allowance of $4.2 million at December 31, 2018.

In the three months ended December 31, 2018 and 2017, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company has a $0.8 million allowance at December 31, 2018.  In the three months ended December 31, 2018, the Company increased the allowance by $30 thousand.  The Company also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge for the three months ended December 31, 2018 and December 31, 2017 of zero and $12 thousand, respectively, for inventories that have a cost in excess of estimated net realizable value.

Note 6 – Intangible Assets

The intangible assets with their associated accumulated amortization amounts at December 31, 2018 and September 30, 2018 are as follows:
	December 31, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,917,689)	$5,234,311
Trade name – 10 years	2,119,000	(807,355)	1,311,645
Non-compete agreements – 3 years	374,000	(342,333)	31,667

Total intangible assets	$10,645,000	$(4,067,377)	$6,577,623

	September 30, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,713,890)	$5,438,110
Trade name – 10 years	2,119,000	(754,380)	1,364,620
Non-compete agreements – 3 years	374,000	(332,332)	41,668

Total intangible assets	$10,645,000	$(3,800,602)	$6,844,398

Note 7 – Notes Payable and Line of Credit

Forbearance Agreement

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

The Company had two term loans outstanding under the Credit and Term Loan Agreement.  The first outstanding term loan had an outstanding balance of $0.6 million and was due on October 31, 2018, with monthly principal payments of $15,334 plus accrued interest.  The interest rate was the prevailing 30-day LIBOR rate plus 1.4% (3.66% at October 31, 2018).

The second outstanding term loan had an outstanding balance of $1.5 million and was due October 31, 2018, with monthly principal and interest payments of $118,809.  The interest rate on the term loan was a fixed interest rate of 4.40%.

In November 2018, the Company extinguished its two outstanding term loans under the forbearance agreement by paying the outstanding balances of $2.1 million.

The forbearance agreement reduced its line of credit to $3.0 million from $5.0 million, while other terms of its line of credit remained essentially the same.  Any future borrowings under the line of credit were due on October 31, 2018.  In October 2018, the Company extinguished its line of credit under the forbearance agreement by paying the outstanding balance of $0.5 million.

Since the Company extinguished all of its outstanding term loans and line of credit outstanding under the forbearance agreement in the first quarter of 2019, the Company is no longer subject to the terms of the forbearance agreement and has been released from the Credit and Term Loan Agreement.

New Credit Agreement

In December 2018, the Company entered into a new credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate plus 0.75% (6.25% at December 31, 2018), and the interest rate is reset monthly.  The new credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the line of credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory.  Under these limitations, the Company’s total available line of credit borrowing base was $2.5 million at December 31, 2018.

Fair Value of Debt

The carrying value of the Company’s variable-rate line of credit approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 8 – Earnings Per Share
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

Basic and diluted earnings per share for the three months ended December 31, 2018 and 2017 are:

	Three Months Ended December 31,
	2018	2017
Net loss attributable to common shareholders	$(1,038,981)	$(706,762)

Basic weighted average shares	10,361,292	10,225,995
Effect of dilutive securities:
Stock options	‒	–
Diluted weighted average shares	10,361,292	10,225,995

Loss per common share:
Basic	$(0.10)	$(0.07)
Diluted	$(0.10)	$(0.07)

The table below includes information related to stock options that were outstanding at the end of each respective three-month period ended December 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.  The stock options were anti-dilutive because the Company had a net loss for the periods presented.  Additionally, for certain stock options, the exercise price exceeded the average market price per share of our common stock for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
Stock options excluded	620,000	700,000
Weighted average exercise price of
stock options	$1.83	$2.54
Average market price of common stock	$1.34	$1.46

Note 9 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At December 31, 2018, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 157,154 shares were available for future grants.
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

A summary of the status of the Company's stock options at December 31, 2018 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2018	290,000	$2.40
Granted	330,000	$1.33
Exercised	–	–
Expired	–	–
Forfeited	‒	‒
Outstanding at December 31, 2018	620,000	$1.83

Exercisable at December 31, 2018	396,667	$2.02

The Company granted 330,000 nonqualified stock options for the three months ended December 31, 2018.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company recognizes forfeitures as they occur.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the three months ended December 31, 2018 are as follows:

Three Months Ended December 31, 2018
Estimated fair value of options at grant date	$132,620
Black-Scholes model assumptions:
Average expected life (years)	5
Average expected volatility factor	28%
Average risk-free interest rate	3.0%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2018 is as follows:
Three Months Ended December 31, 2018
Fiscal year 2017 grant	$4,594
Fiscal year 2019 grants	$23,476

The Company records compensation expense over the vesting term of the related options.  At December 31, 2018, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $128,018.

Restricted Stock
The Company granted restricted stock in October 2018 to its Chairman of the Board of Directors totaling 55,147 shares, which were valued at market value on the date of grant.  The shares will vest 20% per year with the first installment vesting on the first anniversary of the grant date.  The Company granted restricted stock in March 2018 to its Board of Directors and a Company officer totaling 80,150 shares, which were valued at market value on the date of grant.  The shares are being held by the Company for 12 months and will be delivered to the directors at the end of the 12 month holding period.  The fair value of these shares at issuance totaled $105,000, which is being amortized over the 12 month holding period as compensation expense.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

Note 10 – Segment Reporting

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

Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended
	December 31, 2018	December 31, 2017
Sales
Cable TV	$4,462,189	$5,826,405
Telco	6,850,339	6,458,540
Intersegment	(40,242)	(180)
Total sales	$11,272,286	$12,284,765

Gross profit
Cable TV	$1,118,173	$1,201,127
Telco	1,723,389	2,180,028
Total gross profit	$2,841,562	$3,381,155

Operating loss
Cable TV	$(320,381)	$(188,500)
Telco	(634,737)	(77,168)
Total operating loss	$(955,118)	$(265,668)

	December 31, 2018	September 30, 2018
Segment assets
Cable TV	$14,293,755	$18,371,530
Telco	22,520,031	22,173,797
Non-allocated	4,112,855	3,849,293
Total assets	$40,926,641	$44,394,620

Note 11 – Subsequent Events

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, the Company entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies, Inc. (“Fulton”) and Mill City Communications, Inc. (“Mill City”).  These companies provide turn-key wireless infrastructure services for wireless carriers, contractors supporting the wireless carriers, and equipment manufacturers.  These services primarily consist of installing and decommissioning equipment on cell towers and small cell towers.  This agreement closed on January 4, 2019.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton Technologies, Inc. and Mill City Communications, Inc. was $1.7 million, subject to a working capital adjustment.  A deposit of $500,000 was paid on December 27, 2018 in connection with signing the purchase agreement and is reflected in other non-current assets in the Consolidated Condensed Balance Sheet.  The purchase price will be allocated to the major categories of assets and liabilities based on their estimated fair values at the acquisition date.  Any remaining amount will be recorded as goodwill.  The acquisition occurred on January 4, 2019, and the Company is still determining the initial purchase price allocation.

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2018, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

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

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, we entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies, Inc. (“Fulton”) and Mill City Communications, Inc. (“Mill City”).  We closed on this agreement on January 4, 2019.  These companies provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.  Pursuing an acquisition strategy rather than organically building this service offering eliminates the need to invest a significant amount of time launching the business and provides the additional benefit of established and experienced operational teams, as well as pre-existing revenue streams from the major customers in the industry.  We anticipate that the purchase price plus integration costs of Fulton and Mill City would be similar to those we would have incurred to launch this services platform organically.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton and Mill City was $1.7 million in cash, subject to a working capital adjustment.  A deposit of $500,000 was paid on December 27, 2018 in connection with signing the purchase agreement.

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2018 and December 31, 2017

Consolidated

Consolidated sales decreased $1.0 million before the impact of intercompany sales, or 8%, to $11.3 million for the three months ended December 31, 2018 from $12.3 million for the three months ended December 31, 2017.  The decrease in sales was in the Cable TV segment of $1.4 million, partially offset by an increase in the Telco segment of $0.4 million.  Consolidated gross profit decreased $0.6 million, or 16%, to $2.8 million for the three months ended December 31, 2018 from $3.4 million for the same period last year.  The decrease in gross profit was in the Cable TV segment and Telco segment of $0.1 million and $0.5 million, respectively.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.2 million, or 4%, to $3.8 million for the three months ended December 31, 2018 from $3.6 million the same period last year.  This was due to an increase in the Telco segment of $0.2 million.

Interest expense decreased $80 thousand, to $20 thousand, for the three months ended December 31, 2018 from $0.1 million for the same period last year primarily related to the impact of paying off our two term loans in November 2018.

The provision for income taxes was $0.1 million for the three months ended December 31, 2018 from a provision for income taxes of $0.3 million for the three months ended December 31, 2017.  The decrease in the tax provision was due primarily to the valuation allowance netting the deferred tax assets to zero.

Segment Results

Cable TV

Sales for the Cable TV segment decreased $1.4 million to $4.4 million for the three months ended December 31, 2018 from $5.8 million for the same period last year.  The decrease in sales was due to a decrease in equipment sales and repair service revenue of $1.1 million and $0.3 million, respectively.  The decrease in the equipment sales was due primarily to an overall decrease in demand for the three months ended December 31, 2018 as compared to last year.  The decrease in repair service revenue was due primarily to the closing of a repair facility in April 2018.

Gross margin was 25% for the three months ended December 31, 2018 compared to 21% for the same period last year.  The increase in gross margin in 2019 was due primarily to a significant decrease in volume from a new equipment sales customer with low margins.

Operating, selling, general and administrative expenses remained flat at $1.4 million for the three months ended December 31, 2018 and for the same period last year.

Telco

Sales for the Telco segment increased $0.4 million to $6.9 million for the three months ended December 31, 2018 from $6.5 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $0.9 million, partially offset by a decrease in recycling revenue of $0.5 million.  The increase in Telco equipment sales was due to Nave Communications of $0.7 million and Triton Datacom of $0.2 million.  The decrease in recycling revenue was due primarily to higher revenue in the prior year due to the timing of recycling shipments.

Gross margin was 25% for the three months ended December 31, 2018 and 34% for the three months ended December 31, 2017.  The decrease in gross margin was due primarily to lower gross margins from equipment sales primarily resulting from an increase in sales of new equipment which generally yields lower margins than used equipment sales.  In addition, our margin was also impacted by lower margins from our recycling program as a result of lower revenues to cover our fixed costs.  The lower revenues from the recycling program for the three months ended December 31, 2018 decreased gross profit by $0.4 million.

Operating, selling, general and administrative expenses increased $0.2 million to $2.4 million for the three months ended December 31, 2018 from $2.2 million for the same period last year.  This increase was due primarily to professional service expenses allocated to this segment related to the asset acquisition of Fulton and Mill City.

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

A reconciliation by segment of loss from operations to Adjusted EBITDA follows:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Cable TV	Telco	Total	Cable TV	Telco	Total
Loss from operations	$(320,381)	$(634,737)	$(955,118)	$(188,500)	$(77,168)	$(265,668)
Depreciation	80,020	31,697	111,717	66,948	31,195	98,143
Amortization	−	266,775	266,775	−	313,311	313,311
Adjusted EBITDA	$(240,361)	$(336,265)	$(576,626)	$(121,552)	$267,338	$145,786

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2018 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2018, we had total inventory, before the reserve for excess and obsolete inventories, of $23.6 million, consisting of $13.7 million in new products and $9.9 million in used or refurbished products.

For the Cable TV segment, our reserve at December 31, 2018 for excess and obsolete inventory was $4.2 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $0.8 million at December 31, 2018.  In the three months ended December 31, 2018, we increased the reserve by $30 thousand.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered material.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at December 31, 2018 and September 30, 2018.   At December 31, 2018, accounts receivable, net of allowance for doubtful accounts, was $5.0 million.

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

The Cable TV segment does not have a goodwill balance as it was fully impaired in fiscal year 2018.  We did not record a goodwill impairment for the Telco segment in the three year period ended September 30, 2018.  In addition, we are implementing strategic plans as discussed in Recent Business Developments in our fiscal year 2018 Form 10-K to help prevent impairment charges in the future.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Telco segment also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

We finance our operations primarily through cash flows provided by operations, and we have a new bank line of credit of up to $2.5 million.  During the three months ended December 31, 2018, we used $1.6 million of cash flows for operations.  The cash flows from operations was negatively impacted by $0.8 million from a net decrease in accounts payable and $0.6 million from a net increase in accounts receivable.  The cash flows from operations was favorably impacted by $0.3 million from a net decrease in inventory.

Cash Flows Provided by Investing Activities

During the three months ended December 31, 2018, cash provided by investing activities was $4.5 million, which primarily related to the sale of our Broken Arrow, Oklahoma facility to a company controlled by David Chymiak for $5.0 million in cash.  In addition, in December 2018, we entered into an agreement with a company controlled by David Chymiak to sell our Cable TV Segment.  We anticipate that this sale will close in the third fiscal quarter of 2019 and generate approximately $3.9 million in cash at closing.

In December 2018, we entered into a purchase agreement to acquire substantially all of the net assets of Fulton and Mill City.  A deposit of $500,000 was paid on December 27, 2018 in connection with signing the purchase agreement.

The purchase price for the net assets of Fulton and Mill City was $1.7 million, subject to a working capital adjustment, and closed on January 4, 2019.

Cash Flows Used for Financing Activities

In November 2018, we extinguished our two outstanding term loans under the forbearance agreement by paying the outstanding balances of $2.1 million.

In October 2018, we also extinguished our line of credit under the forbearance agreement by paying the outstanding balance of $0.5 million.

Since we extinguished all of our outstanding term loans and line of credit outstanding under the forbearance agreement in the first quarter of 2019, we are no longer subject to the terms of the forbearance agreement and have been released from the Credit and Term Loan Agreement.

In December 2018, the Company entered into a new credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The Line of Credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate plus 0.75% (6.25% at December 31, 2018), and the interest rate is reset monthly.  The new credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, the Company’s total available Line of Credit borrowing base was $2.5 million at December 31, 2018.

We believe that our cash and cash equivalents of $2.8 million at December 31, 2018 and our existing line of credit as well as the anticipated third quarter closing of the sale of the Cable TV segment will provide sufficient liquidity and capital resources to cover our operating losses, pay the remaining purchase price for the Fulton and Mill City asset purchase and cover our additional working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 5.  Other Information.

(a) The 2019 annual meeting will be held in September 2019 at a date and time to be set by the Board of Directors.  If you want to include a shareholder proposal in the proxy statement for the 2019 annual meeting, it must be delivered to our executive offices, 1221 East Houston, Broken Arrow, Oklahoma, 74012, on or before April 30, 2019.  In addition, if you wish to present a proposal at the 2019 annual meeting that will not be included in our proxy statement and you fail to notify us by June 30, 2019, then the proxies solicited by our Board for the 2019 annual meeting will include discretionary authority to vote on your proposal in the event that it is properly brought before the meeting.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Stock Purchase Agreement by and among Leveling 8, Inc. and ADDvantage Technologies Group, Inc. dated as of December 26, 2018.

10.2	Business Bank Loan Agreement dated December 17, 2018.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 12, 2019               /s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  February 12, 2019               /s/ Scott A. Francis
Scott A. Francis,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Stock Purchase Agreement by and among Leveling 8, Inc. and ADDvantage Technologies Group, Inc. dated as of December 26, 2018.

10.2	Financial Institution Business Loan Agreement dated December 17, 2018.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.