Form 10-Q
period 2019-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2019-05-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2019 were 10,361,292.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2019

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2019 and September 30, 2018

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Six Months Ended March 31, 2019 and 2018

	Consolidated Condensed Statements of Changes in Shareholders' Equity (unaudited)	5
	Six Months ended March 31, 2019 and 2018

	Consolidated Condensed Statements of Cash Flows (unaudited)	6
	Six Months Ended March 31, 2019 and 2018

	Notes to Unaudited Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 4.	Controls and Procedures.	26

	PART II. OTHER INFORMATION

Item 5.	Other Information.	27

Item 6.	Exhibits.	27

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$1,371,501	$3,129,280
Restricted cash	106,447	‒
Accounts receivable, net of allowance for doubtful accounts of $150,000	6,727,126	4,400,868
Unbilled revenue	1,414,992	‒
Income tax receivable	108,746	178,766
Inventories, net of allowance for excess and obsolete
inventory of $4,850,000 and $4,965,000, respectively	19,404,567	18,888,042
Prepaid expenses	772,621	264,757
Other current assets	258,209	‒
Assets held for sale	‒	3,666,753
Total current assets	30,164,209	30,528,466

Property and equipment, at cost:
Land and buildings	1,006,163	2,208,676
Machinery and equipment	5,259,708	3,884,859
Leasehold improvements	190,984	200,617
Total property and equipment, at cost	6,456,855	6,294,152
Less: Accumulated depreciation	(3,992,053)	(4,276,024)
Net property and equipment	2,464,802	2,018,128

Investment in and loans to equity method investee	‒	49,000
Intangibles, net of accumulated amortization	6,548,748	6,844,398
Goodwill	4,836,472	4,820,185
Other assets	217,461	134,443

Total assets	$44,231,692	$44,394,620

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	September 30, 2018
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,612,708	$4,657,188
Accrued expenses	1,596,386	1,150,010
Notes payable – current portion	750,000	2,594,185
Deferred gain – current portion	194,152	‒
Other current liabilities	739,887	664,374
Total current liabilities	9,893,133	9,065,757

Deferred gain, less current portion	1,701,243	‒
Other liabilities	228,820	801,612
Total liabilities	11,823,196	9,867,369

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,861,950 and 10,806,803 shares issued, respectively; 10,361,292 and 10,306,145 shares outstanding, respectively	108,620	108,068
Paid in capital	(4,462,806)	(4,598,343)
Retained earnings	37,762,696	40,017,540
Total shareholders’ equity before treasury stock	33,408,510	35,527,265

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	32,408,496	34,527,251

Total liabilities and shareholders’ equity	$44,231,692	$44,394,620

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales	$17,273,103	$11,649,528	$28,545,389	$23,934,293
Cost of sales	13,709,089	8,304,463	22,139,813	17,208,073
Gross profit	3,564,014	3,345,065	6,405,576	6,726,220
Operating, selling, general and administrative expenses	4,767,843	3,429,282	8,564,523	7,076,105
Loss from operations	(1,203,829)	(84,217)	(2,158,947)	(349,885)
Other expense:
Income (loss) from equity method investment	55,000	(258,558)	55,000	(258,558)
Other expense	(43,259)	‒	(43,259)	‒
Interest expense	(19,775)	(45,922)	(44,638)	(142,016)
Total other expense, net	(8,034)	(304,480)	(32,897)	(400,574)

Loss before income taxes	(1,211,863)	(388,697)	(2,191,844)	(750,459)
Provision (benefit) for income taxes	4,000	(129,000)	63,000	216,000

Net loss	$(1,215,863)	$(259,697)	$(2,254,844)	$(966,459)

Loss per share:
Basic	$(0.12)	$(0.03)	$(0.22)	$(0.09)
Diluted	$(0.12)	$(0.03)	$(0.22)	$(0.09)
Shares used in per share calculation:
Basic	10,361,292	10,252,712	10,361,292	10,239,353
Diluted	10,361,292	10,252,712	10,361,292	10,239,353

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

Net loss	–	–	–	(1,038,981)	–	(1,038,981)
Restricted stock issuance	55,147	552	74,448	–	–	75,000
Share based compensation expense	–	–	28,070	–	–	28,070

Balance, December 31, 2018	10,861,950	$108,620	$(4,495,825)	$38,978,559	$(1,000,014)	$33,591,340

Net loss	–	–	–	(1,215,863)	–	(1,215,863)
Share based compensation expense	–	–	33,019	–	–	33,019

Balance, March 31, 2019	10,861,950	$108,620	$(4,462,806)	$37,762,696	$(1,000,014)	$32,408,496

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2017	10,726,653	$107,267	$(4,746,466)	$47,337,396	$(1,000,014)	$41,698,183

Net loss	–	–	–	(706,762)	–	(706,762)
Share based compensation expense	–	–	12,328	–	–	12,328

Balance, December 31, 2017	10,726,653	$107,267	$(4,734,138)	$46,630,634	$(1,000,014)	$41,003,749

Net loss	–	–	–	(259,697)	–	(259,697)
Restricted stock issuance	80,150	801	104,199	–	–	105,000
Share based compensation expense	–	–	10,531	–	–	10,531

Balance, March 31, 2018	10,806,803	$108,068	$(4,619,408)	$46,370,937	$(1,000,014)	$40,859,583

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(2,254,844)	$(966,459)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	246,026	197,352
Amortization	539,650	626,622
Provision for excess and obsolete inventories	74,958	60,711
Charge for lower of cost or net realizable value for inventories	‒	27,026
Gain on disposal of property and equipment	(46,048)	(8,762)
Deferred income tax provision	‒	215,000
Share based compensation expense	106,089	75,360
(Gain) loss from equity method investment	(55,000)	258,558
Changes in assets and liabilities:
Accounts receivable	(1,498,120)	328,485
Unbilled revenue	(935,676)	‒
Income tax receivable\payable	70,020	4,859
Inventories	(682,670)	(93,792)
Prepaid expenses	(395,577)	(54,148)
Other assets	(48,260)	2,959
Accounts payable	705,628	982,617
Accrued expenses	(8,674)	(410,396)
Other liabilities	(7,923)	35,679
Net cash provided by (used in) operating activities	(4,190,421)	1,281,671

Investing Activities
Acquisition of net operating assets	(1,264,058)	–
Loan repayment from (investment in and loans to) equity method investee	104,000	(259,854)
Purchases of property and equipment	(139,668)	(35,138)
Disposals of property and equipment	‒	23,900
Proceeds from sale of real estate	6,350,000	‒
Net cash provided by (used in) investing activities	5,050,274	(271,092)

Financing Activities
Change in revolving line of credit	750,000	–
Guaranteed payments for acquisition of business	(667,000)	(667,000)
Payments on notes payable	(2,594,185)	(3,429,935)
Net cash used in financing activities	(2,511,185)	(4,096,935)

Net decrease in cash and cash equivalents and restricted cash	(1,651,332)	(3,086,356)
Cash and cash equivalents and restricted cash at beginning of period	3,129,280	3,972,723
Cash and cash equivalents and restricted cash at end of period	$1,477,948	$886,367

Supplemental cash flow information:
Cash paid for interest	$92,939	$129,655
Cash paid for income taxes	$ ‒	$2,000

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Accounting Policies

Basis of presentation

The consolidated condensed financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company” or “we”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Wireless Infrastructure Services (“Wireless”), Telecommunications (“Telco”), and Cable Television (“Cable TV”).

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

Reclassification

The Company adopted Accounting Standards Update (“ASU”) 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” on October 1, 2018.  The $667,000 of guaranteed payments for acquisition of businesses have been reclassified from investing activities and are reported as a financing activity in the Consolidated Condensed Statement of Cash Flows for the six month period ended March 31, 2019.  This reclassification had no effect on previously reported results of operations or retained earnings.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.  Management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its real estate leases for its facilities.  The Company is a lessee on certain real estate leases that will need to be reported as right of use assets and liabilities at an estimated amount of $6.7 million on the Company’s consolidated financial statements on the date of adoption.

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

Note 2 – Revenue Recognition

On October 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method.  Management determined that there was no cumulative effect adjustment to the consolidated financial statements and the adoption of the standard did not require any adjustments to the consolidated financial statements for prior periods.  Under the guidance of the standard, revenue is recognized at the time a good or service is transferred to a customer and the customer obtains control of that good or receives the service performed.  Most of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer.  The Company generally permits returns of product or repaired equipment due to defects; however, returns are historically insignificant.

The Company acquired the net assets of Fulton Technologies, Inc. (“Fulton”) and Mill City Communications, Inc. (“Mill City”), wireless infrastructure services businesses, on January 4, 2019 (See Note 3 – Acquisition).  These companies’ services primarily consist of installing and decommissioning equipment on cell towers and small cell sites.  The purchase orders for wireless infrastructure services are primarily completed over three to seven business days.  Under the guidance of the standard, revenue is recognized over time.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for its products, repair services or wireless infrastructure services.  The following steps are applied in determining the amount and timing of revenue recognition:

1.
Identification of a contract with a customer is a sales arrangement involving a purchase order issued by the customer stating the goods or services to be transferred.  Payment terms are generally due in net 30 days.  Discounts on sales arrangements are generally not provided.  Credit worthiness is determined by the Company based on payment experience and financial information available on the customer.

2.
Identification of performance obligations in the sales arrangement which is predominantly the promise to transfer goods, repair services, recycled items or wireless infrastructure services to the customer.

3.
Determination of the transaction price which is specified in the purchase order based on product or services pricing negotiated between the Company and the customer.  Wireless infrastructure services transaction prices are based on the Master Service Agreement contracts between the Company and the wireless customers.

4.	Allocation of the transaction price to performance obligations. Substantially all the contracts are single performance obligations and the allocated purchase price is the transaction price.

5.
Recognition of revenue occurs upon the satisfaction of the performance obligation and transfer of control.  Transfer of control by the Telco and Cable TV segments generally occurs at the point the Company ships the sold or repaired product from its warehouse locations.  Transfer of control for the Wireless segment generally occurs over time as the Company installs or decommissions the equipment on the cell towers or performs other services.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor costs incurred to date to management’s estimate of the total labor costs to be incurred on each contract.  The Company has established the systems and procedures to develop the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, changes in estimates of costs yet to be incurred and execution by subcontractors.

The Company’s principal revenues are from Wireless services, sales of Telco and Cable TV equipment, Telco recycled equipment, and Cable TV repair services.  Sales are primarily to customers in the United States.  International sales are made by the Telco and Cable TV segments to customers in Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology which totaled approximately $1.8 million and $3.7 million in the six months ended March 31, 2019 and 2018, respectively.

The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 7% of consolidated revenues.

Our revenues by type were as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2019	2018		2019	2018

Wireless services revenue	$4,217,924	$	‒	$4,217,924	$	‒
Equipment sales:
Wireless	‒		‒	‒		‒
Telco	8,282,486		6,845,571	14,892,128		12,536,891
Cable TV	3,949,929		4,130,486	8,002,068		9,244,777
Intersegment	(3,905)		(2,130)	(44,147)		(2,310)
Telco recycle revenue	393,434		160,989	634,131		928,210
Cable TV repair revenue	433,235		514,612	843,285		1,226,725
Total revenues	$17,273,103		$11,649,528	$28,545,389		$23,934,293

With the acquisition of Fulton, the timing of revenue recognition results in contract assets and contract liabilities.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities.  Contract assets and contract liabilities are included in Unbilled revenue and Accrued expenses, respectively, in the Consolidated Condensed Balance Sheets.  At March 31, 2019 contract assets were $1.4 million.

Note 3 – Acquisition

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, the Company entered into a purchase agreement to acquire substantially all of the net assets of Fulton and Mill City.  These companies provide turn-key wireless infrastructure services for wireless carriers, contractors supporting the wireless carriers, and equipment manufacturers.  These services primarily consist of installing and decommissioning equipment on cell towers and small cell sites.  This agreement closed on January 4, 2019.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton and Mill City was $1.3 million.  The purchase price will be allocated to the major categories of assets and liabilities based on their estimated fair values as of January 4, 2019, the effective date of the acquisition.  Any remaining amount will be recorded as goodwill.

The Company has one year from the date of the acquisition to finalize the purchase price allocation, and there may be a material change in the purchase price allocation as presented.  The Company is still working with its valuation experts on the valuation of identifiable intangibles for which any change may impact the goodwill amount recorded.  If information becomes available which would indicate material adjustments are required to the preliminary purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

The following summarizes the preliminary purchase price allocation of the fair value of the assets acquired and the liabilities assumed at January 4, 2019:

Assets acquired:	(in thousands)
Accounts receivable	$1,307
Prepaid expenses	341
Property and equipment, net	1,201
Intangible assets	244
Goodwill	16
Other assets	35
Total assets acquired	3,144

Liabilities assumed:
Accounts payable	1,250
Accrued expenses	455
Capital lease obligation	175
Total liabilities assumed	1,880
Net purchase price	$1,264

The acquired intangible asset of approximately $0.2 million consists of customer relationships.

Note 4 – Sale and Leaseback of Assets

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

In connection with the sale of the Broken Arrow, Oklahoma facility, Tulsat, which is one of the subsidiaries contained in the Cable TV segment, entered into a ten-year lease with Mr. Chymiak for $528,000 per year, paid in equal monthly installments.  Tulsat, as tenant, will be responsible for most ongoing expenses related to the facility, including property tax, insurance and maintenance.  As a result of the leaseback, the pretax gain of $1.4 million was deferred over the lease period and is reported in Deferred gain in the Consolidated Condensed Balance Sheet.

In March 2019, the Company sold its Sedalia, Missouri building to David Chymiak LLC for a cash purchase price of $1,350,000.  In connection with the sale, Comtech, which is one of the subsidiaries contained in the Cable TV segment, entered into a ten-year lease with David Chymiak LLC for $128,250 per year, paid in equal monthly installments.  Comtech, as tenant, will be responsible for most ongoing expenses related to the facility, including property tax, insurance and maintenance.  As a result of the leaseback, the pretax gain of $0.6 million was deferred over the lease period and is reported in Deferred gain in the Consolidated Condensed Balance Sheet.

Note 5 – Disposition of Assets

In December 2018, the Company entered into an agreement for the sale of our Cable TV segment business to a company controlled by David Chymiak for $10.3 million.  This sale is subject to shareholder approval, and in April 2019, we distributed a proxy statement to our stockholders, which announced a special meeting of stockholders on May 29, 2019 to vote on the proposed sale of the Cable TV businesses.  The purchase price will consist of $3.9 million of cash at closing (subject to working capital adjustments), less the $1.4 million of cash proceeds from the sale of the Sedalia, Missouri facility already received (see Note 4 – Sale and Leaseback of Assets) and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  If the sale receives shareholder approval, the Company estimates that this sale will result in a pretax loss of approximately $3.3 million.  In addition, if the sale receives shareholder approval, the Company will accelerate the remaining deferred gain of $1.3 million from the sale of the Broken Arrow, Oklahoma facility and deferred gain of $0.6 million from the sale of the Sedalia, Missouri facility (see Note 4 – Sale and Leaseback of Assets).

Note 6 – Accounts Receivable Agreements

The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables.  As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At March 31, 2019, the third-party financial institution has a reserve against the sold receivables of $0.1 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $0.9 million at March 31, 2019.  Although the sale of receivables are with recourse, the Company did not record a recourse obligation at March 31, 2019 as the Company determined the sold receivables are collectible.

For the six months ended March 31, 2019, the Company received proceeds from the sold receivables of $2.9 million and included the proceeds in net cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows.  The cost of selling these receivables ranges from 1.75% to 2.0% for these programs.  The Company recorded costs of $43 thousand for the three and six months ended March 31, 2019 in other expense in the Consolidated Condensed Statements of Operations.

The Company accounts for these transactions in accordance with ASC 860, "Transfers and Servicing" ("ASC 860").  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from accounts receivable, net on the Consolidated Condensed Balance Sheet.  Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables.

Note 7 – Inventories

Inventories at March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019	September 30, 2018
New equipment:
Cable TV	$12,247,466	$12,594,138
Telco	2,002,539	1,371,545
Refurbished and used equipment:
Cable TV	2,791,141	2,981,413
Telco	7,213,421	6,905,946
Allowance for excess and obsolete inventory:
Cable TV	(4,050,000)	(4,150,000)
Telco	(800,000)	(815,000)

Total inventories	$19,404,567	$18,888,042

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

The Company regularly reviews the Cable TV segment inventory quantities on hand, and an adjustment to cost is recognized when the loss of usefulness of an item or other factors, such as obsolete and excess inventories, indicate that cost will not be recovered when an item is sold.  The Company recorded a write-off of inventory of $0.1 million in the Cable TV segment.  The Cable TV segment has an allowance for excess and obsolete inventory of $4.1 million at March 31, 2019.

In the six months ended March 31, 2019 and 2018, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company has a $0.8 million allowance at March 31, 2019.

Note 8 – Intangible Assets

As a result of the Fulton and Mill City acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million (see Note 3 ‒ Acquisition).  The intangible assets with their associated accumulated amortization amounts at March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,127,589)	$5,268,411
Trade name – 10 years	2,119,000	(860,330)	1,258,670
Non-compete agreements – 3 years	374,000	(352,333)	21,667

Total intangible assets	$10,889,000	$(4,340,252)	$6,548,748

	September 30, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,713,890)	$5,438,110
Trade name – 10 years	2,119,000	(754,380)	1,364,620
Non-compete agreements – 3 years	374,000	(332,332)	41,668

Total intangible assets	$10,645,000	$(3,800,602)	$6,844,398

Note 9 – Notes Payable and Line of Credit

New Credit Agreement

In December 2018, the Company entered into a credit agreement with a new lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate plus 0.75% (6.25% at March 31, 2019), and the interest rate is reset monthly.  The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 measured annually.  At March 31, 2019, $750,000 was outstanding under the line of credit and is reported in Notes payable – current portion on the consolidated balance sheet.  Future borrowings under the line of credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $2.5 million at March 31, 2019.

Forbearance Agreement

On May 31, 2018, the Company entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”) relating to the Company’s Amended and Restated Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).

Under the forbearance agreement, which is Amendment Ten to the Credit and Term Loan Agreement, Lender agreed to delete the fixed charge ratio covenant from the Credit and Term Loan Agreement and to forbear from exercising its rights and remedies under the Credit and Term Loan Agreement through October 31, 2018 subject to certain requirements and commitments from the Company.

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

During the first quarter of 2019, the Company extinguished its two outstanding term loans under the forbearance agreement by paying the outstanding balances of $2.1 million, and extinguished its line of credit under the forbearance agreement by paying the outstanding balance of $0.5 million.

Since the Company extinguished all of its outstanding term loans and line of credit outstanding under the forbearance agreement in the first quarter of 2019, the Company is no longer subject to the terms of the forbearance agreement and was released from the Credit and Term Loan Agreement.

Fair Value of Debt

The carrying value of the Company’s variable-rate line of credit approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.

Note 10 – Earnings Per Share
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

Basic and diluted earnings per share for the six months ended March 31, 2019 and 2018 are:
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(1,215,863)	$(259,697)	$(2,254,844)	$(966,459)

Basic weighted average shares	10,361,292	10,252,712	10,361,292	10,239,353
Effect of dilutive securities:
Stock options	–	–	–	–
Diluted weighted average shares	10,361,292	10,252,712	10,361,292	10,239,353
Loss per common share:
Basic	$(0.12)	$(0.03)	$(0.22)	$(0.09)
Diluted	$(0.12)	$(0.03)	$(0.22)	$(0.09)

The table below includes information related to stock options that were outstanding at the end of each respective three and six month periods ended March 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.  The stock options were anti-dilutive because the Company had a net loss for the periods presented.  Additionally, for certain stock options, the exercise price exceeded the average market price per share of our common stock for the three and six months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options excluded	620,000	645,000	620,000	645,000
Weighted average exercise price of
stock options	$1.83	$2.59	$1.83	$2.59
Average market price of common stock	$1.40	$1.39	$1.37	$1.43

Note 11 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At March 31, 2019, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 157,154 shares were available for future grants.
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

A summary of the status of the Company's stock options at March 31, 2019 and changes during the three months then ended is presented below:
	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2018	290,000	$2.40
Granted	330,000	$1.33
Exercised	–	–
Expired	–	–
Forfeited	‒	‒
Outstanding at March 31, 2019	620,000	$1.83

Exercisable at March 31, 2019	426,667	$2.00

The Company granted 330,000 nonqualified stock options for the six months ended March 31, 2019.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company recognizes forfeitures as they occur.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the six months ended March 31, 2019 are as follows:

Six Months Ended March 31, 2019
Estimated fair value of options at grant date	$132,620
Black-Scholes model assumptions:
Average expected life (years)	5
Average expected volatility factor	28%
Average risk-free interest rate	3.0%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2019 is as follows:

Six Months Ended March 31, 2019
Fiscal year 2017 grants	$9,188
Fiscal year 2019 grants	$51,901

The Company records compensation expense over the vesting term of the related options.  At March 31, 2019, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $94,999.

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

Note 12 – Segment Reporting

The Company is reporting its financial performance based on its external reporting segments: Cable Television, Telecommunications and Wireless Infrastructure Services.  These reportable segments are described below.

Wireless Infrastruture Services (“Wireless”)

On January 4, 2019, the Company purchased substantially all of the net assets of Fulton and Mill City, which comprises the Wireless segment.  These companies provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.

Telecommunications (“Telco”)

The Company’s Telco segment sells new and used telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America.  This segment also offers its customers repair and testing services for telecommunications networking equipment.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

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

	Three Months Ended			Six Months Ended
	March 31, 2019	March 31, 2018		March 31, 2019	March 31, 2018
Sales
Wireless	$4,217,924	$	‒	$4,217,924	$	‒
Telco	8,675,921		7,006,561	15,526,260		13,465,101
Cable TV	4,383,163		4,645,097	8,845,352		10,471,502
Intercompany	(3,905)		(2,130)	(44,147)		(2,310)
Total sales	$17,273,103		$11,649,528	$28,545,389		$23,934,293

Gross profit
Wireless	$83,942	$	‒	$83,942	$	‒
Telco	2,188,094		1,805,683	3,911,483		3,985,711
Cable TV	1,291,978		1,539,382	2,410,151		2,740,509
Total gross profit	$3,564,014		$3,345,065	$6,405,576		$6,726,220

Income (loss) from operations
Wireless	$(1,114,326)	$	‒	$(1,114,326)	$	‒
Telco	25,977		(380,370)	(608,760)		(457,538)
Cable TV	(115,480)		296,153	(435,861)		107,653
Total loss from operations	$(1,203,829)		$(84,217)	$(2,158,947)		$(349,885)

	March 31, 2019	September 30, 2018
Segment assets
Wireless	$4,411,887	$	‒
Telco	23,885,373		22,173,797
Cable TV	13,191,696		18,371,530
Non-allocated	2,742,736		3,849,293
Total assets	$44,231,692		$44,394,620

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

The Company is reporting its financial performance based on its external reporting segments: Cable Television, Telecommunications and Wireless Infrastructure Services.  These reportable segments are described below.

Wireless Services (“Wireless”)

On January 4, 2019, the Company purchased substantially all of the net assets of Fulton Technologies, Inc. (“Fulton”) and Mill City Communications, Inc. (“Mill City”), which comprises the Wireless Services segment.  These companies provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.

Telecommunications (“Telco”)
The Company’s Telco segment sells new and used telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America.  This segment also offers its customers repair and testing services for telecommunications networking equipment.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

Cable Television (“Cable TV”)

The Company’s Cable TV segment sells new, surplus and re-manufactured cable television equipment throughout North America, Central America and South America.  In addition, this segment also repairs cable television equipment for various cable companies.

Recent Business Developments

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, we entered into a purchase agreement to acquire substantially all of the net assets of Fulton and Mill City.  We closed on this transaction on January 4, 2019 for $1.3 million in cash.  The purchase allows us to enter into the wireless communication services business, which is poised for significant growth with the advent of 5G technology.  This acquisition is part of the overall growth strategy that will further grow and diversify the Company into the broader telecommunications industry by providing wireless infrastructure services, which will continue to experience significant growth.

Fulton operates out of two primary locations.  Fulton North, which is based just outside of Chicago in Roselle, Illinois, operates across the northern states including Illinois, Iowa and Minnesota.  Fulton Southwest is based in Dallas, Texas and operates throughout Texas and neighboring states.  As part of the asset purchase, we also acquired Mill City, which is based in Fridley, Minnesota.  Subsequent to March 31, 2019, we decided to market and sell the assets of the Mill City operation and focus the company’s operations on its two large metropolitan locations.  Fulton’s coverage of Chicago, Dallas, Houston, San Antonio and Austin allow it to participate in a collection of top wireless markets in the nation.

One of the key attractions of acquiring Fulton is that it had existing contracts and customer relationships.  Fulton is an approved vendor with the four major U.S. wireless carriers, leading communication tower companies, national integrators, and major equipment manufacturers.  The acquisition allowed us to enter the wireless communication space quickly and cost effectively.  The customer contracts that Fulton has eliminated a key barrier for us to enter this industry due to the required experience and safety qualifications necessary to obtain the contracts.

In one of its business lines, Fulton performs equipment installations, upgrades and maintenance services for its customers primarily on communication towers.  Having the proper safety record, training capability and quality oversight is paramount in the industry.  Fulton has prided itself in performing safe, timely and high-quality services.  Demand for tower equipment installation and upgrading services is at an all-time high, and we expect this trend to continue for the foreseeable future as wireless carriers continue to add capacity, expand their networks and upgrade their current technology for high speed connectivity, including 5G.

Fulton’s other primary business line involves the installation and support of temporary tower locations.  This niche and growing business includes the erection of temporary towers to allow for the maintenance of permanent locations without causing a degradation of wireless in the area.  In addition, Fulton provides temporary tower solutions for special events that require an increase of coverage and capacity for festivals, concerts and sporting events.  Fulton has an inventory of temporary poles of different sizes and uses a unique installation process for the quick deployment of a tower location with little to no environmental impact.

As part of the acquisition, we were able to hire and retain the majority of Fulton’s existing employee base.  Fulton now has approximately 100 employees.  We planned that Fulton would incur operating losses in the first few months as we integrated and began ramping up the operation.  Fulton’s operating performance in our second fiscal quarter of 2019 was in line with our expectations.  Fulton has undergone continuous improvement since the acquisition, and we are expecting it to contribute positive cash flow for the remainder of the fiscal year.

Nave Communications

At Nave Communications (“Nave”), we are continuing to see positive results from the operational restructuring started in September 2018.  The move to Palco Telecom, our third party reverse logistics partner, was completed in the fiscal first quarter of 2019 and has allowed us to operate more efficiently and with reduced operating costs.  In addition, the number of customer returns has also been reduced as our product quality has improved due to our inventory certification program recently put in place.  Ultimately, this improves our customer loyalty and reduces our operating costs of processing customer returns.

Nave has completed its initial investment in repair and testing equipment at the Palco Telecom facility in order to expand our repair and testing capabilities of our own inventory.  In addition, we are now marketing this service to our customers as an additional business line.  We plan to enter into repair and service contracts with various telecommunications carriers.

Overall, we have been pleased with the results of the operational restructuring of Nave as it has significantly improved the operational efficiency of the company and reduced our overall operating costs.  It has allowed us to improve our inventory quality to our customers. We are excited about the creation of an additional business line for repair and testing services.  Therefore, we believe that Nave’s revenues and operating results will continue to improve throughout the remainder of the fiscal year.

Triton Datacom

As a result of our internal operational review in fiscal year 2018, we determined that Triton’s current facility was hindering our ability to perform efficiently and grow the business.  Therefore, we made the decision to move to a new facility.  We have secured a 21,000 square foot location in Pembroke Park, Florida, which is a few miles from Triton’s current facility.  We believe we will be operational in this new facility in July 2019.  As part of the move into the new facility, we are partnering with a third party reverse logistics company to help us improve our inventory management processes and overall operations.

This new facility will allow Triton to expand its refurbishment operation and new equipment sales by adding additional products and manufacturers.  We are also increasing our focus on the brokerage business and internet sales to include additional online resources for distribution of our products.  We believe that once we have moved into the new facility, Triton will be positioned to expand its product offering to its existing customers and will grow its sales and marketing capabilities to capture additional market share and customers.  We expect that Triton’s revenues and operating results will improve as the result of these changes.

Cable TV

In March 2019, we sold the Sedalia, Missouri building to David Chymiak LLC for a cash purchase price of $1.35 million.  The proceeds from this sale will be a credit to the purchase price and down payment to the proposed Cable TV sale discussed below.

In December 2018, we entered into an agreement for the sale of our Cable TV businesses to a company controlled by David Chymiak for $10.3 million, subject to working capital adjustments.  This sale is subject to shareholder approval, and in April 2019, we distributed a proxy statement to our stockholders, which announced a special meeting of stockholders on May 29, 2019 to vote on the proposed sale of the Cable TV businesses to Leveling 8 Inc., which is controlled by Mr. Chymiak.  If the sale is approved by the stockholders, we anticipate that we will receive approximately $3.9 million in cash at closing, which includes the funds received from the Sedalia, Missouri building sale of $1.35 million, and a $6.4 million promissory note payable over five years that is personally guaranteed by Mr. Chymiak.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

Consolidated

Consolidated sales increased $5.7 million before the impact of intercompany sales, or 48%, to $17.3 million for the three months ended March 31, 2019 from $11.6 million for the three months ended March 31, 2018.  The increase in sales was in the Wireless segment of $4.25 million and the Telco segment of $1.7 million, partially offset by a decrease in the Cable TV segment of $0.2 million.  Consolidated gross profit increased $0.3 million, or 7%, to $3.6 million for the three months ended March 31, 2019 from $3.3 million for the same period last year.  The increase in gross profit was in the Wireless segment and Telco segment of $0.1 million and $0.4 million, respectively, partially offset by a decrease in the Cable TV segment of $0.2 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.4 million, or 39%, to $4.8 million for the three months ended March 31, 2019 from $3.4 million the same period last year.  This was due to an increase in the Wireless segment and Cable TV segment of $1.2 million and $0.2 million, respectively.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity earnings for the three months ended March 31, 2019 were $0.1 million and equity losses were $0.3 million for the three months ended March 31, 2018.  The equity losses for the three months ended March 31, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Other expense of $40 thousand is related to our factoring arrangement with our Wireless segment.

Interest expense decreased $30 thousand, to $20 thousand, for the three months ended March 31, 2019 from $50 thousand for the same period last year primarily related to paying off our two term loans in November 2018.

The provision for income taxes was $4 thousand for the three months ended March 31, 2019 from a benefit for income taxes of $0.1 million for the three months ended March 31, 2018.  The increase in the tax provision was due primarily to the valuation allowance netting the deferred tax assets to zero for the three months ended March 31, 2019, offset by income taxes payable to certain tax jurisdictions.

Segment Results

Wireless

Revenues for the Wireless segment were $4.2 million for the three months ended March 31, 2019 and zero for the same period last year as a result of the acquisition of Fulton and Mill City.  Substantially all of the revenue for the quarter was derived from wireless services.  Gross margin was 2% for the three months ended March 31, 2019.

Operating, selling, general and administrative expenses were $1.2 million for the three months ended March 31, 2019.  These expenses included $0.2 million of acquisition costs in connection with the acquisition of Fulton and Mill City as well as integration expenses of $0.3 million.

Telco

Sales for the Telco segment increased $1.7 million to $8.7 million for the three months ended March 31, 2019 from $7.0 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales and recycling revenue of $1.5 million and $0.2 million, respectively.  The increase in Telco equipment sales was due to Nave Communications of $1.0 million and Triton Datacom of $0.5 million.  The increase in recycling revenue was due primarily to the timing of recycling shipments.

Gross margin was 26% for both the three months ended March 31, 2019 and for the three months ended March 31, 2018.

Operating, selling, general and administrative expenses remained flat at $2.2 million for the three months ended March 31, 2019 and for the same period last year.

Cable TV

Sales for the Cable TV segment decreased $0.2 million to $4.4 million for the three months ended March 31, 2019 from $4.6 million for the same period last year.  The decrease in sales was due to a decrease in equipment sales and repair service revenue of $0.1 million and $0.1 million, respectively.  The decrease in the equipment sales was due primarily to an overall decrease in demand for the three months ended March 31, 2019 as compared to last year.  The decrease in repair service revenue was due primarily to the closing of a repair facility in April 2018.

Gross margin was 29% for the three months ended March 31, 2019 compared to 33% for the same period last year.  The decrease in gross margin was primarily due to lower refurbished equipment sales that tend to have higher gross margins, partially offset by a reduction of expense related to the allowance for obsolete and excess inventory.

Operating, selling, general and administrative expenses increased $0.2 million to $1.4 million for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018.  This increase was due primarily to lease payments for facility rentals (See Note 4 – Sale and Leaseback of Assets) of $0.1 million and professional services expenses of $0.1 million associated with the proposed sale of the Cable TV business.

Comparison of Results of Operations for the Six Months Ended March 31, 2019 and March 31, 2018

Consolidated

Consolidated sales increased $4.6 million before the impact of intercompany sales, or 19%, to $28.5 million for the six months ended March 31, 2019 from $23.9 million for the six months ended March 31, 2018.  The increase in sales was in the Wireless segment and Telco segment of $4.2 million and $2.0 million, respectively, partially offset by a decrease in the Cable TV segment of $1.6 million.  Consolidated gross profit decreased $0.3 million, or 5%, to $6.4 million for the six months ended March 31, 2019 from $6.7 million for the same period last year.  The decrease in gross profit was in the Telco segment and Cable TV segment of $0.1 million and $0.3 million, respectively, partially offset by an increase in the Wireless segment of $0.1 million.

Consolidated operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $1.5 million, or 21%, to $8.6 million for the six months ended March 31, 2019 from $7.1 million for the same period last year.  This increase in expenses was due to the Wireless segment, Telco segment, and Cable segment of $1.2 million, $0.1 million and $0.2 million, respectively.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity earnings for the six months ended March 31, 2019 were $0.1 million and equity losses were $0.3 million for the six months ended March 31, 2018.  The equity losses for the six months ended March 31, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Other expense of $40 thousand is related to our factoring arrangement with our Wireless segment.

Interest expense decreased $100 thousand to $40 thousand for the six months ended March 31, 2019 from $140 thousand for the same period last year primarily related lower interest expense from paying off our two term loans in November 2018.

The provision for income taxes was $0.1 million for the six months ended March 31, 2019, from a provision for income taxes of $0.2 million for the six months ended March 31, 2018.  The increase in the tax provision was due primarily to the valuation allowance netting the deferred tax assets to zero for the six months ended March 31, 2019, offset by income taxes payable to certain tax jurisdictions.

Segment Results

Wireless

Revenues for the Wireless segment were $4.2 million for the six months ended March 31, 2019 and zero for the same period last year as a result of the acquisition of Fulton and Mill City.  Substantially all of the revenue for the quarter was derived from wireless services.  Gross margin was 2% for the six months ended March 31, 2019.

Operating, selling, general and administrative expenses were $1.2 million for the six months ended March 31, 2019.  These expenses included $0.2 million of acquisition costs in connection with the acquisition of Fulton and Mill City as well as integration expenses of $0.3 million.

Telco

Sales for the Telco segment increased $2.0 million to $15.5 million for the six months ended March 31, 2019 from $13.5 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $2.3 million, partially offset by a decrease in recycling revenue of $0.3 million.  The increase in Telco equipment sales was due to increased sales at Nave Communications and Triton Datacom of $1.7 million and $0.6 million, respectively.  The decrease in recycling revenue was due primarily to higher revenue in the prior year due to the timing of recycling shipments.

Gross margin was 25% for the six months ended March 31, 2019 and 30% for the six months ended March 31, 2018. The decrease in gross margin was due primarily to lower gross margins from equipment sales primarily resulting from an increase in sales of new equipment which generally yields lower margins than used equipment sales.  In addition, our margin was also impacted by lower margins from our recycling program as a result of lower revenues to cover our fixed costs.  The lower revenues from the recycling program for the six months ended March 31, 2019 decreased gross profit by $0.4 million due to the fixed costs incurred within this product line.

Operating, selling, general and administrative expenses increased $0.1 million to $4.5 million for the six months ended March 31, 2019 from $4.4 for the same period last year.  This increase was due primarily to advertising and promotion expenses.

Cable TV

Sales for the Cable TV segment decreased $1.6 million to $8.9 million for the six months ended March 31, 2019 from $10.5 million for the same period last year.  The decrease in sales was due to a decrease in equipment sales and repair service revenue of $1.2 million and $0.4 million, respectively.  The decrease in equipment sales was due primarily to an overall decrease in demand for the six months ended March 31, 2019 as compared to last year.  The decrease in repair service revenue was due primarily to the closing of a repair facility in April 2018.

Gross margin was 27% for the six months ended March 31, 2019 compared to 26% for the same period last year.  The increase in gross margin in 2019 was due primarily to a significant decrease in volume from a new equipment sales customer with low margins.

Operating, selling, general and administrative expenses increased $0.2 million to $2.8 million for the six months ended March 31, 2019 from $2.6 million for the same period last year.  This increase was due primarily to lease payments for facility rentals (See Note 4 – Sale and Leaseback of Assets) of $0.2 million and professional services expenses of $0.2 million associated with the proposed sale of the Cable TV business, partially offset by reduced payroll expenses of $0.1 million.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented excludes other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of operating income (loss) to Adjusted EBITDA follows:

	Three Months Ended March 31, 2019
	Wireless	Telco	Cable TV	Total
Income (loss) from operations	$(1,114,326)	$25,977	$(115,480)	$(1,203,829)
Depreciation	84,333	30,253	19,723	134,309
Amortization	6,100	266,775	‒	272,875
Adjusted EBITDA (a)	$(1,023,893)	$323,005	$(95,757)	$(796,645)

(a)	The Wireless segment includes acquisition expenses of $0.2 million related to the acquisition of Fulton and Mill City.

	Three Months Ended March 31, 2018
	Wireless		Telco	Cable TV	Total
Income (loss) from operations	$	‒	$(380,370)	$296,153	$(84,217)
Depreciation		‒	32,549	66,660	99,209
Amortization		‒	313,311	‒	313,311
Adjusted EBITDA (a)	$	‒	$(34,510)	$362,813	$328,303

	Six Months Ended March 31, 2019
	Wireless	Telco	Cable TV	Total
Loss from operations	$(1,114,326)	$(608,760)	$(435,861)	$(2,158,947)
Depreciation	84,333	61,949	99,744	246,026
Amortization	6,100	533,550	‒	539,650
Adjusted EBITDA (a)	$(1,023,893)	$(13,261)	$(336,117)	$(1,373,271)

(a)	The Wireless segment includes acquisition expenses of $0.2 million related to the acquisition of Fulton and Mill City.

	Six Months Ended March 31, 2018
	Wireless		Telco	Cable TV	Total
Income (loss) from operations	$	‒	$(457,538)	$107,653	$(349,885)
Depreciation		‒	63,745	133,607	197,352
Amortization		‒	626,622	‒	626,622
Adjusted EBITDA (a)	$	‒	$232,829	$241,260	$474,089

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

Our inventories consist of new and used electronic components for the cable television and telecommunications industries.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2019, we had total inventory, before the reserve for excess and obsolete inventories, of $24.3 million, consisting of $14.3 million in new products and $10.0 million in used or refurbished products.

For the Cable TV segment, our reserve at March 31, 2019 for excess and obsolete inventory was $4.1 million.  If actual market conditions are less favorable than those projected by management, and our estimates prove to be inaccurate, we could be required to increase our inventory reserve and our gross margins could be materially adversely affected.

The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $0.8 million at March 31, 2019.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at March 31, 2019 and September 30, 2018.   At March 31, 2019, accounts receivable, net of allowance for doubtful accounts, was $6.8 million.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired.  Goodwill is not amortized and is tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by first comparing our estimate of the fair value of each reporting unit, with the reporting unit’s carrying value, including goodwill.  Our reporting units for purposes of the goodwill impairment calculation are aggregated into the Cable TV operating segment, Telco operating segment and the Wireless operating segment.

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

The Cable TV segment does not have a goodwill balance as it was fully impaired in fiscal year 2018.  We did not record a goodwill impairment for the Telco segment or the Wireless segment in the three year period ended September 30, 2018.  In addition, we are implementing strategic plans as discussed in Recent Business Developments in our fiscal year 2018 Form 10-K to help prevent impairment charges in the future.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a significant decline in the real estate markets we operate in, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Telco segment and Wireless segment also may change.

As a result of the Fulton and Mill City acquisition, the Company recorded additional goodwill of $16 thousand as the purchase price exceeded the acquisition date fair value of the net assets based on the preliminary purchase price allocation.  The Company is still working with its valuation experts on the valuation of identifiable intangibles and inventories for which any change may impact the goodwill amount recorded.  If information becomes available which would indicate material adjustments are required to the preliminary purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Fulton and Mill City acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million based on the preliminary purchase price allocation.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

We typically finance our operations primarily through cash flows provided by operations, and our line of credit of up to $2.5 million.  During the six months ended March 31, 2019, we used $4.2 million of cash flows for operations.  The cash flows from operations was negatively impacted by $1.5 million from a net increase in accounts receivable and $0.9 million from a net increase in unbilled revenue.  Also, cash flows from operations was negatively impacted by $0.7 million from a net increase of inventories.  The cash flows from operations was favorably impacted by $2.9 million from the accounts receivable programs in the Wireless segment.  In addition, the cash flows from operations was favorably impacted by $0.7 million from a net increase in accounts payable.

Cash Flows Provided by Investing Activities

During the six months ended March 31, 2019, cash provided by investing activities was $5.0 million, which primarily related to the sale of our Broken Arrow, Oklahoma facility and the sale of the Sedalia, MO facility to a company controlled by David Chymiak for $5.0 million and $1.4 million in cash, respectively.  In addition, in December 2018, we entered into an agreement with a company controlled by David Chymiak to sell our Cable TV Segment.  We anticipate that this sale will close in the third quarter and generate approximately $2.5 million in cash at closing.

On January 4, 2019, we purchased substantially all of the net assets of Fulton and Mill City.  The net purchase price was $1.3 million.

Cash Flows Used for Financing Activities

In November 2018, we extinguished our two outstanding term loans under the forbearance agreement by paying the outstanding balances of $2.1 million.

In October 2018, we also extinguished our line of credit under the forbearance agreement by paying the outstanding balance of $0.5 million.

In December 2018, the Company entered into a credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The Line of Credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate plus 0.75% (6.25% at March 31, 2019), and the interest rate is reset monthly.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $2.5 million at March 31, 2019.  At March 31, 2019, the amount outstanding under the line of credit was $750,000.

We believe that our cash and cash equivalents and restricted cash of $1.5 million at March 31, 2019, our existing line of credit, and our accounts receivable programs for our Wireless segment as well as the anticipated third quarter 2019 closing of the sale of the Cable TV segment will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 5.  Other Information.

(a) The 2019 annual meeting will be held on or around September 17, 2019.  If you want to include a shareholder proposal in the proxy statement for the 2019 annual meeting, it must be delivered to our executive offices, 1221 East Houston, Broken Arrow, Oklahoma, 74012, on or before June 1, 2019.  In addition, if you wish to present a proposal at the 2019 annual meeting that will not be included in our proxy statement and you fail to notify us by August 1, 2019, then the proxies solicited by our Board for the 2019 annual meeting will include discretionary authority to vote on your proposal in the event that it is properly brought before the meeting.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated April 1, 2019 between the Company and Don Kinison.

10.2	Employment Agreement dated April 1, 2019 between the Company and Kevin Brown.

10.3	Employment Agreement dated April 1, 2019 between the Company and Colby Empey.

10.4	Employment Agreement dated April 1, 2019 between the Company and Scott Francis.

10.5
Asset Purchase Agreement by and between Sellers Fulton Technologies Inc. and Mill City Communications, Inc. with Aero Communications, Inc. and Buyer ADDvantage Acquisition Corp., dated as of December 27, 2018.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 14, 2019                 /s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2019                 /s/ Kevin Brown
Kevin Brown,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Employment Agreement dated April 1, 2019 between the Company and Don Kinison.

10.2	Employment Agreement dated April 1, 2019 between the Company and Kevin Brown.

10.3	Employment Agreement dated April 1, 2019 between the Company and Colby Empey.

10.4	Employment Agreement dated April 1, 2019 between the Company and Scott Francis.

10.5
Asset Purchase Agreement by and between Sellers Fulton Technologies Inc. and Mill City Communications, Inc. with Aero Communications, Inc. and Buyer ADDvantage Acquisition Corp., dated as of December 27, 2018.

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