Form 10-Q
period 2019-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2019-08-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

OR

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ⌧ No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ⌧ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.
Large accelerated filer □Accelerated filer □
Non-accelerated filer □ (do not check if a smaller reporting company) Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes □ No ⌧

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2019 were 10,361,292.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2019

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	June 30, 2019 and September 30, 2018

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Nine Months Ended June 30, 2019 and 2018

	Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)	5
	Nine Months ended June 30, 2019 and 2018

	Consolidated Condensed Statements of Cash Flows (unaudited)	7
	Nine Months Ended June 30, 2019 and 2018

	Notes to Unaudited Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 4.	Controls and Procedures.	30

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	31

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	September 30, 2018
Assets
Current assets:
Cash and cash equivalents	$2,672,640	$3,129,280
Restricted cash	260,802	‒
Accounts receivable, net of allowance for doubtful accounts of $150,000	5,481,478	2,578,998
Unbilled revenue	2,272,381	‒
Other receivable	753,199	‒
Promissory note – current	1,400,000	‒
Income tax receivable	174,290	178,766
Inventories, net of allowance for excess and obsolete
inventory of $800,000 and $815,000, respectively	9,094,002	7,462,491
Prepaid expenses	793,992	253,405
Other current assets	171,695	‒
Current assets of discontinued operations	‒	16,925,526
Total current assets	23,074,479	30,528,466

Property and equipment, at cost:
Machinery and equipment	2,419,740	1,084,024
Leasehold improvements	190,984	190,984
Total property and equipment, at cost	2,610,724	1,275,008
Less: Accumulated depreciation	(813,978)	(773,312)
Net property and equipment	1,796,746	501,696

Promissory note – noncurrent	4,975,000	‒
Investment in and loans to equity method investee	‒	49,000
Intangibles, net of accumulated amortization	6,275,873	6,844,398
Goodwill	4,836,472	4,820,185
Other assets	210,854	125,903
Assets of discontinued operations	‒	1,524,972

Total assets	$41,169,424	$44,394,620

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	September 30, 2018
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,856,372	$3,300,388
Accrued expenses	1,644,337	711,936
Bank revolving line of credit	750,000	‒
Notes payable – current portion	‒	1,996,279
Other current liabilities	748,850	664,374
Current liabilities of discontinued operations	‒	2,392,780
Total current liabilities	9,999,559	9,065,757

Other liabilities	203,682	801,612
Total liabilities	10,203,241	9,867,369

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,861,950 and 10,806,803 shares issued, respectively; 10,361,292 and 10,306,145 shares outstanding, respectively	108,620	108,068
Paid in capital	(4,419,954)	(4,598,343)
Retained earnings	36,277,531	40,017,540
Total shareholders’ equity before treasury stock	31,966,197	35,527,265

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	30,966,183	34,527,251

Total liabilities and shareholders’ equity	$41,169,424	$44,394,620

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Sales	$17,559,315	$7,674,997	$37,259,352	$21,137,787
Cost of sales	14,248,680	5,681,646	29,953,292	15,158,725
Gross profit	3,310,635	1,993,351	7,306,060	5,979,062
Operating, selling, general and administrative expenses	3,315,268	2,661,493	9,665,151	7,715,354
Loss from operations	(4,633)	(668,142)	(2,359,091)	(1,736,292)
Other income (expense):
Income (loss) from equity method investment	20,005	‒	75,005	(258,558)
Other expense	(89,708)	–	(132,967)	–
Interest expense	(25,860)	(39,571)	(68,612)	(171,017)
Total other expense, net	(95,563)	(39,571)	(126,574)	(429,575)

Loss before income taxes	(100,196)	(707,713)	(2,485,665)	(2,165,867)
Benefit for income taxes	(42,000)	(359,000)	(13,000)	(169,000)
Loss from continuing operations	(58,196)	(348,713)	(2,472,665)	(1,996,867)

Loss from discontinued operations, net of tax	(1,426,969)	(1,157,986)	(1,267,344)	(476,291)

Net loss	$(1,485,165)	$(1,506,699)	$(3,740,009)	$(2,473,158)

Loss per share:
Basic
Continuing operations	$(0.00)	$(0.03)	$(0.24)	$(0.19)
Discontinued operations	(0.14)	(0.12)	(0.12)	(0.05)
Net loss	$(0.14)	$(0.15)	$(0.36)	$(0.24)
Diluted
Continuing operations	$(0.00)	$(0.03)	$(0.24)	$(0.19)
Discontinued operations	(0.14)	(0.12)	(0.12)	(0.05)
Net loss	$(0.14)	$(0.15)	$(0.36)	$(0.24)
Shares used in per share calculation:
Basic	10,361,292	10,306,145	10,361,292	10,261,617
Diluted	10,361,292	10,306,145	10,361,292	10,261,617

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

Net loss	–	–	–	(1,038,981)	–	(1,038,981)
Restricted stock issuance	55,147	552	74,448	–	–	75,000
Share based compensation expense	–	–	28,070	–	–	28,070

Balance, December 31, 2018	10,861,950	$108,620	$(4,495,825)	$38,978,559	$(1,000,014)	$33,591,340

Net loss	–	–	–	(1,215,863)	–	(1,215,863)
Share based compensation expense	–	–	33,019	–	–	33,019

Balance, March 31, 2019	10,861,950	$108,620	$(4,462,806)	$37,762,696	$(1,000,014)	$32,408,496

Net loss	–	–	–	(1,485,165)	–	(1,485,165)
Share based compensation expense	–	–	42,852	–	–	42,852

Balance, June 30, 2019	10,861,950	$108,620	$(4,419,954)	$36,277,531	$(1,000,014)	$30,966,183

See notes to unaudited consolidated condensed financial statements.

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2017	10,726,653	$107,267	$(4,746,466)	$47,337,396	$(1,000,014)	$41,698,183

Net loss	–	–	–	(706,762)	–	(706,762)
Share based compensation expense	–	–	12,328	–	–	12,328

Balance, December 31, 2017	10,726,653	$107,267	$(4,734,138)	$46,630,634	$(1,000,014)	$41,003,749

Net loss	–	–	–	(259,697)	–	(259,697)
Restricted stock issuance	80,150	801	104,199	–	–	105,000
Share based compensation expense	–	–	10,531	–	–	10,531

Balance, March 31, 2018	10,806,803	$108,068	$(4,619,408)	$46,370,937	$(1,000,014)	$40,859,583

Net loss	–	–	–	(1,506,699)	–	(1,506,699)
Share based compensation expense	–	–	10,533	–	–	10,533

Balance, June 30, 2018	10,806,803	$108,068	$(4,608,875)	$44,864,238	$(1,000,014)	$39,363,417

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(3,740,009)	$(2,473,158)
Net loss from discontinued operations	(1,267,344)	(476,291)
Net loss from continuing operations	(2,472,665)	(1,996,867)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	257,128	96,055
Amortization	812,525	939,933
Provision for excess and obsolete inventories	77,889	560,711
Charge for lower of cost or net realizable value for inventories	‒	219,846
Gain on disposal of property and equipment	(250,877)	(1,980)
Deferred income tax provision	‒	55,000
Share based compensation expense	152,691	122,142
(Gain) loss from equity method investment	(75,005)	258,558
Changes in assets and liabilities:
Accounts receivable	(2,074,342)	36,539
Unbilled revenue	(1,793,065)	‒
Income tax receivable\payable	4,476	(95,578)
Inventories	(1,799,042)	(976,343)
Prepaid expenses	(432,047)	31,218
Other assets	36,321	(291)
Accounts payable	2,306,092	(342,739)
Accrued expenses	477,352	151,045
Other liabilities	(21,926)	51,270
Net cash used in operating activities – continuing operations	(4,794,495)	(891,481)
Net cash provided by operating activities – discontinued operations	1,179,876	3,295,784
Net cash provided by (used in) operating activities	(3,614,619)	2,404,303

Investing Activities
Acquisition of net operating assets	(1,264,058)	–
Loan repayment from (investment in and loans to) equity method investee	124,005	(249,354)
Purchases of property and equipment	(457,225)	(35,331)
Disposals of property and equipment	452,244	13,500
Net cash used in investing activities – continuing operations	(1,145,034)	(271,185)
Net cash provided by investing activities – discontinued operations	7,075,000	10,400
Net cash provided by (used in) investing activities	5,929,966	(260,785)

Financing Activities
Change in revolving line of credit	750,000	500,000
Guaranteed payments for acquisition of business	(667,000)	(667,000)
Payments on notes payable	(1,996,279)	(3,669,801)
Net cash used in financing activities – continuing operations	(1,913,279)	(3,836,801)
Net cash used in financing activities – discontinued operations	(597,906)	(138,006)
Net cash used in financing activities	(2,511,185)	(3,974,807)

Net decrease in cash and cash equivalents and restricted cash	(195,838)	(1,831,289)
Cash and cash equivalents and restricted cash at beginning of period	3,129,280	3,972,723
Cash and cash equivalents and restricted cash at end of period	$2,933,442	$2,141,434

Supplemental cash flow information:
Cash paid for interest	$109,106	$129,655
Cash paid for income taxes	$–	$2,000
Supplemental noncash investing activities:
Note receivable from disposition of business	$753,199	$–
Promissory note from disposition of business	$6,375,000	$–

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Accounting Policies

Basis of presentation

The consolidated condensed financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company” or “we”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Wireless Infrastructure Services (“Wireless”) and Telecommunications (“Telco”).  The Cable Television (“Cable TV”) segment was approved by the Company’s stockholders to be sold in May 2019, so the Company has classified the Cable TV segment as discontinued operations (see Note 4 – Discontinued Operations).

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

Reclassification

The Company adopted Accounting Standards Update (“ASU”) 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” on October 1, 2018.  The $667,000 of guaranteed payments for acquisition of businesses have been reclassified from investing activities and are reported as a financing activity in the Consolidated Condensed Statement of Cash Flows for the nine month period ended June 30, 2018.  This reclassification had no effect on previously reported results of operations or retained earnings.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.  Management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its real estate leases for its facilities and its fleet leases for the Wireless segment.  The Company is a lessee on certain real estate leases and vehicle leases that will need to be reported as right of use assets and liabilities at an estimated amount of $4.6 million on the Company’s consolidated financial statements on the date of adoption.

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

The Company acquired the net assets of Fulton Technologies, Inc. and Mill City Communications, Inc. (collectively “Fulton”), wireless infrastructure services businesses, on January 4, 2019 (See Note 3 – Acquisition).  These companies provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G technology.  The work under the purchase orders for wireless infrastructure services are generally completed in less than a month.  Under the guidance of the standard, revenue is recognized over time.

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

5.
Recognition of revenue occurs upon the satisfaction of the performance obligation and transfer of control.  Transfer of control by the Telco segment generally occurs at the point the Company ships the sold or repaired product from its warehouse locations.  Transfer of control for the Wireless segment generally occurs over time as the Company installs or decommissions the equipment on the cell towers or performs other services.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct labor costs incurred to date to management’s estimate of the total labor costs to be incurred on each contract.  The Company has established the systems and procedures to develop the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, changes in estimates of costs yet to be incurred and execution by subcontractors.

The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment.  Sales are primarily to customers in the United States.  International sales are made by the Telco segment to customers in Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology which totaled approximately $1.6 million and $2.1 million in the nine months ended June 30, 2019 and 2018, respectively.

The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 11% of consolidated revenues.

Our sales by type were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Wireless service sales	$8,733,444	$ ‒	$12,951,368	$ ‒
Equipment sales:
Telco	7,989,318	7,110,920	22,876,047	19,647,811
Intersegment	(5,305)	(5,562)	(49,452)	(7,872)
Telco repair sales	31,142	‒	36,542	‒
Telco recycle sales	810,716	569,639	1,444,847	1,497,848
Total sales	$17,559,315	$7,674,997	$37,259,352	$21,137,787

With the acquisition of Fulton, the timing of revenue recognition results in contract assets and contract liabilities.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, we sometimes receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities.  Contract assets and contract liabilities are included in Unbilled revenue and Accrued expenses, respectively, in the Consolidated Condensed Balance Sheets.  At June 30, 2019 contract assets were $2.3 million.

Note 3 – Acquisition

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, the Company entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies and Mill City.  Fulton provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.  This agreement closed on January 4, 2019.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton was $1.3 million.  The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values as of January 4, 2019, the effective date of the acquisition.  Any remaining amount was recorded as goodwill.

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

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Fulton Technologies for the three and nine months ended June 30, 2019 and June 30, 2018, on a pro forma basis, as though the companies had been combined as of October 1, 2017.  The pro forma earnings for the three months ended June 30, 2018 were adjusted to include intangible amortization expense of $6 thousand.  The pro forma earnings for the nine months ended June 30, 2019 and June 30, 2018 were adjusted to include intangible amortization expense of $18 thousand.  The $0.2 million of acquisition-related expenses were excluded from the nine months ended June 30, 2019 and included in the nine month period ending June 30, 2018 as if the acquisition occurred at October 1, 2017.  The pro forma net loss amounts exclude gains from the disposal of assets as well as interest expense and extinguishment of debt related to assets and debt not acquired or assumed from Fulton.  The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2017 nor should it be taken as indicative of our future consolidated results of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total net sales	$17,559	$12,560	$41,078	$36,592
Loss from continuing operations	$(58)	$(1,223)	$(2,916)	$(5,877)
Net loss	$(1,485)	$(2,381)	$(4,184)	$(6,353)

Note 4 – Discontinued Operations

In fiscal year 2018, the Board of Directors formed a committee of independent directors, referred to as the strategic direction committee, to consider, negotiate and approve or disapprove a sale transaction of the Cable TV segment to Leveling 8, Inc. (“Leveling 8”), a company controlled by David Chymiak.  David Chymiak is a director and substantial shareholder of the Company, and he was the Chief Technology Officer and President of Tulsat LLC until the closing of the sale.  The strategic direction committee consulted with senior management of the Company (excluding David Chymiak) as well as our outside legal counsel, retained appraisal firms to evaluate the Company’s real estate and a business valuation firm to evaluate the fairness to the Company of the purchase price under the purchase agreement and considered many factors, including the decline over time of the Cable TV segment and of the cable TV industry in general, the large working capital requirement of the cable business relative to the return generated and the limited market for the cable business.  The strategic direction committee also reviewed a significant amount of information and considered numerous factors, including the price to be paid by Leveling 8 in the sale transaction, the strategic and financial benefits of the sale transaction, the extensive review process that led to the sale transaction, and the need for additional capital to grow the Company’s non-cable businesses.  In December 2018, the strategic direction committee approved and executed a stock purchase agreement of the Cable TV segment to Leveling 8, which required stockholder approval.

On May 29, 2019, at a special meeting, the Company’s stockholders voted in favor of selling the Company’s Cable TV segment to Leveling 8 for $10.3 million.  The Cable TV segment sale was completed on June 30, 2019.  The purchase price consisted of $3.9 million of cash at closing (subject to working capital adjustment estimated at $1.1 million), less the $2.1 million of cash proceeds from the sale of the Sedalia, Missouri and Warminster, Pennsylvania facilities already received (see discussion below) and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  The calculation of the pretax loss of the sale of the Cable TV segment was as follows:

Contract price	$10,314,141
Less: Real estate sales	2,075,000
Less: Working capital adjustment	1,110,942
Net purchase price	7,128,199

Assets sold:
Accounts receivable	2,038,305
Inventories	10,258,487
Prepaids and other assets	73,073
Property and equipment, net	335,980
12,705,845
Liabilities transferred:
Accounts payable	1,306,294
Accrued expenses	466,759
1,773,053
Net assets sold	10,932,792

Pretax loss on sale of net assets of Cable TV segment	$(3,804,593)

While the Company was in the process of selling the Cable TV segment to Leveling 8, the Company sold three of its Cable TV real estate facilities to David Chymiak, two of which were originally included in the $10.3 million contract price for the sale of the Cable TV segment.  In October 2018, the Company entered into an agreement with David Chymiak to sell the Broken Arrow, Oklahoma facility.  The sale agreement provided for a purchase price of $5,000,000 payable in cash at closing.  The sale closed on November 29, 2018, which generated a pretax gain of approximately $1.4 million.

In March 2019, the Company sold its Sedalia, Missouri building to David Chymiak LLC for a cash purchase price of $1,350,000 and generated a pretax gain of $0.5 million.  In June 2019, the Company sold its Warminster, Pennsylvania building to David Chymiak LLC for a cash purchase price of $725,000 and generated a pretax gain of $0.4 million.

Following is the calculation of the total pretax gain of the sale of the three facilities:

Aggregate purchase price	$7,075,000
Less: Book value of real estate facilities	4,762,782

Pretax gain	$2,312,218

Therefore, as a result of the sale of the Cable TV segment to Leveling 8 and the three real estate facility sales to David Chymiak, we will receive total proceeds of $14.2 million and have recorded a pretax loss on the sales of $1.5 million for the nine months ended June 30, 2019 as follows:

Proceeds:
Cash received from real estate facility sales	$7,075,000
Receivable from sale of Cable TV segment	753,199
Promissory note from sale of Cable TV segment	6,375,000

Total proceeds	14,203,199

Book value of assets sold:
Cable TV segment	10,932,792
Real estate facilities	4,762,782

Total book value of assets sold	15,695,574

Pretax loss on sale of discontinued operations	$(1,492,375)

The receivable from the sale of the Cable TV segment resulted from the down payment of $1.8 million due at the closing less the working capital adjustment of $1.1 million.  This receivable will be settled in the fourth quarter of 2019.  The promissory note from the sale of the Cable TV segment will be paid in semi annual installments over five years including interest of 6% as follows:

Fiscal year 2020	$1,400,000
Fiscal year 2021	1,400,000
Fiscal year 2022	940,000
Fiscal year 2023	940,000
Fiscal year 2024	2,970,000
Total proceeds	$7,650,000

As part of the sale of the Cable TV segment to Leveling 8, David Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of David Chymiak’s Company common stock.  David Chymiak also entered into a standstill agreement with the Company under which he is limited in taking action with respect to the Company or its management for a period of three years after the closing of the Cable TV segment sale.

Assets and liabilities included within discontinued operations in the Company’s Consolidated Condensed Balance Sheets at June 30, 2019 and September 30, 2018, are as follows:

		June 30, 2019	September 30, 2018
Assets:
Accounts receivable, net	$	‒	$1,821,870
Inventories		‒	11,425,551
Prepaid expenses		‒	11,352
Assets held for sale		‒	3,666,753
Current assets of discontinued operations	$	‒	$16,925,526

Property and equipment, at cost:
Land and building	$	‒	$2,208,676
Machinery and equipment		‒	2,800,835
Leasehold improvements		‒	9,633
Less accumulated depreciation		‒	(3,502,712)
Net property and equipment		‒	1,516,432
Deposits and other assets		‒	8,540
Non-current assets of discontinued operations	$	‒	$1,524,972

Liabilities:
Accounts payable	$	‒	$1,356,800
Accrued expenses		‒	438,074
Notes payable – current portion		‒	597,906
Current liabilities of discontinued operations	$	‒	$2,392,780

Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the Cable TV segment business which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Condensed Statements of Operations for the three months and nine months ended June 30, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Total net sales	$4,897,987	$4,898,903	$13,743,339	$15,370,405

Cost of sales	3,661,352	3,809,320	10,096,553	11,540,313
Operating, selling, general and administrative expenses	1,156,368	2,130,001	3,411,869	4,152,246
Other expenses	−	5,568	1,886	16,137

Income (loss) from discontinued operations	80,267	(1,045,986)	233,031	(338,291)
Loss on sale of discontinued operations	(1,533,236)	−	(1,492,375)	−
Income tax provision (benefit)	(26,000)	112,000	8,000	138,000
Discontinued operations, net of tax	$(1,426,969)	$(1,157,986)	$(1,267,344)	$(476,291)

Note 5 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables.  As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At June 30, 2019, the third-party financial institution has a reserve against the sold receivables of $0.3 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $1.6 million at June 30, 2019.  Although the sale of receivables are with recourse, the Company did not record a recourse obligation at June 30, 2019 as the Company determined the sold receivables are collectible.  The other agreements without recourse are under programs offered by certain customers of Fulton.

For the nine months ended June 30, 2019, the Company received proceeds from the sold receivables under all of their various agreements of $9.9 million and included the proceeds in net cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows.  The cost of selling these receivables ranges from 1.0% to 1.8% for these programs.  The Company recorded costs of $122 thousand and $165 thousand for the three and nine months ended June 30, 2019, respectively, in other expense in the Consolidated Condensed Statements of Operations.

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

Note 6 – Inventories

Inventories, which are all within the Telco segment, at June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019	September 30, 2018

New equipment	$1,911,995	$1,371,545
Refurbished and new equipment	7,982,007	6,905,946
Allowance for excess and obsolete inventory:	(800,000)	(815,000)

Total inventories	$9,094,002	$7,462,491

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

In the nine months ended June 30, 2019 and 2018, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company has a $0.8 million allowance at June 30, 2019.

Note 7 – Intangible Assets

As a result of the Fulton acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million (see Note 3 ‒ Acquisition).  The intangible assets with their associated accumulated amortization amounts at June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,337,489)	$5,058,511
Trade name – 10 years	2,119,000	(913,305)	1,205,695
Non-compete agreements – 3 years	374,000	(362,333)	11,667

Total intangible assets	$10,889,000	$(4,613,127)	$6,275,873

	September 30, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,713,890)	$5,438,110
Trade name – 10 years	2,119,000	(754,380)	1,364,620
Non-compete agreements – 3 years	374,000	(332,332)	41,668

Total intangible assets	$10,645,000	$(3,800,602)	$6,844,398

Note 8 – Notes Payable and Line of Credit

New Credit Agreement

In December 2018, the Company entered into a credit agreement with a new lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (5.5% at June 30, 2019), and the interest rate is reset monthly.  The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 measured annually beginning in December 2019.  At June 30, 2019, $750,000 was outstanding under the line of credit and is reported in Bank revolving line of credit on the consolidated balance sheet.  Future borrowings under the line of credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $2.5 million at June 30, 2019.

Subsequent to June 30, 2019, the Company paid off the $750,000 outstanding under the revolving line of credit.

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

Note 9 – Earnings Per Share

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

Basic and diluted earnings per share for the nine months ended June 30, 2019 and 2018 are:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Loss from continuing operations	$(58,196)	$(348,713)	$(2,472,665)	$(1,996,867)
Discontinued operations, net of tax	(1,426,969)	(1,157,986)	(1,267,344)	(476,291)
Net loss attributable to common shareholders	$(1,485,165)	$(1,506,699)	$(3,740,009)	$(2,473,158)

Basic weighted average shares	10,361,292	10,306,145	10,361,292	10,261,617
Effect of dilutive securities:
Stock options	–	–	–	–
Diluted weighted average shares	10,361,292	10,306,145	10,361,292	10,261,617
Loss per common share:
Basic
Continuing operations	$(0.00)	$(0.03)	$(0.24)	$(0.19)
Discontinued operations	(0.14)	(0.12)	(0.12)	(0.05)
Net loss	$(0.14)	$(0.15)	$(0.36)	$(0.24)
Diluted
Continuing operations	$(0.00)	$(0.03)	$(0.24)	$(0.19)
Discontinued operations	(0.14)	(0.12)	(0.12)	(0.05)
Net loss	$(0.14)	$(0.15)	$(0.36)	$(0.24)

The table below includes information related to stock options that were outstanding at the end of each respective three and nine month periods ended June 30, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.  The stock options were anti-dilutive because the Company had a net loss for the periods presented.  Additionally, for certain stock options, the exercise price exceeded the average market price per share of our common stock for the three and nine months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options excluded	770,000	645,000	770,000	645,000
Weighted average exercise price of
stock options	$1.73	$2.59	$1.73	$2.59
Average market price of common stock	$1.38	$1.29	$1.37	$1.38

Note 10 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At June 30, 2019, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 7,154 shares were available for future grants.
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

A summary of the status of the Company's stock options at June 30, 2019 and changes during the nine months then ended is presented below:
	Shares	Wtd. Avg. Ex. Price
Outstanding at September 30, 2018	290,000	$2.40
Granted	480,000	$1.32
Exercised	–	–
Expired	–	–
Forfeited	‒	‒
Outstanding at June 30, 2019	770,000	$1.73

Exercisable at June 30, 2019	443,334	$1.99

The Company granted 480,000 nonqualified stock options for the nine months ended June 30, 2019.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company recognizes forfeitures as they occur.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the nine months ended June 30, 2019 are as follows:

Nine Months Ended June 30, 2019
Estimated fair value of options at grant date	$196,970
Black-Scholes model assumptions:
Average expected life (years)	5
Average expected volatility factor	29%
Average risk-free interest rate	2.8%
Average expected dividends yield	–

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2019 is as follows:

Nine Months Ended June 30, 2019
Fiscal year 2017 grants	$13,782
Fiscal year 2019 grants	$90,162

The Company records compensation expense over the vesting term of the related options.  At June 30, 2019, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $116,495.

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

Note 11 – Segment Reporting

The Company is reporting its financial performance based on its external reporting segments: Wireless Infrastructure Services and Telecommunications.  These reportable segments are described below.

Wireless Infrastructure Services (“Wireless”)

On January 4, 2019, the Company purchased substantially all of the net assets of Fulton, which comprises the Wireless segment.  Fulton provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.

Telecommunications (“Telco”)

The Company’s Telco segment sells new and refurbished telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America.  This segment also offers its customers repair and testing services for telecommunications networking equipment.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.  Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets.

	Three Months Ended			Nine Months Ended
	June 30, 2019	June 30, 2018		June 30, 2019	June 30, 2018
Sales
Wireless	$8,733,444	$	‒	$12,951,368	$	‒
Telco	8,831,176		7,680,559	24,357,436		21,145,659
Intercompany	(5,305)		(5,562)	(49,452)		(7,872)
Total sales	$17,559,315		$7,674,997	$37,259,352		$21,137,787

Gross profit
Wireless	$899,429	$	‒	$983,372	$	‒
Telco	2,411,206		1,993,351	6,322,688		5,979,062
Total gross profit	$3,310,635		$1,993,351	$7,306,060		$5,979,062

Income (loss) from operations
Wireless	$(147,463)	$	‒	$(1,334,215)	$	‒
Telco	142,830		(668,142)	(1,024,876)		(1,736,292)
Total loss from operations	$(4,633)		$(668,142)	$(2,359,091)		$(1,736,292)

	June 30, 2019	September 30, 2018
Segment assets
Wireless	$5,766,141	$	‒
Telco	24,598,393		22,173,797
Discontinued operations	‒		18,450,498
Non-allocated	10,804,890		3,770,325
Total assets	$41,169,424		$44,394,620

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the telecommunications industry, changes in our cusomter agreements, changes in our supplier agreements, technological developments, changes in the general economic environment, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

The Company is reporting its financial performance based on its external reporting segments: Wireless Infrastructure Services and Telecommunications.  These reportable segments are described below.

Wireless Infrastructure Services (“Wireless”)

On January 4, 2019, the Company purchased substantially all of the net assets of Fulton Technologies, Inc. and Mill City Communications, Inc. (collectively “Fulton”), which comprises the Wireless segment.  These companies provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G technology.

Telecommunications (“Telco”)
The Company’s Telco segment sells new and refurbished telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America.  This segment also offers its customers repair and testing services for telecommunications networking equipment.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program.

Recent Business Developments

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, we entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies and Mill City.  We closed this transaction on January 4, 2019 for $1.3 million in cash.  The purchase allows us to enter into the wireless communication services business, which is poised for significant growth with the advent of 5G technology.  This acquisition is part of the overall growth strategy that will further grow and diversify the Company into the broader telecommunications industry by providing wireless infrastructure services, which will continue to experience significant growth.

Fulton operates out of two primary locations.  Fulton North, which is based just outside of Chicago in Roselle, Illinois, operates across the northern states including Illinois, Iowa and Minnesota.  Fulton Southwest, which is based in Dallas, Texas, operates throughout Texas and neighboring states.  As part of the asset purchase, we also acquired Mill City, which is based in Fridley, Minnesota.  In April 2019, we decided to market and sell the assets of the Mill City operation and focus the company’s operations on its two large metropolitan locations.  Fulton’s coverage of Chicago, Dallas, Houston, San Antonio and Austin allows it to participate in a collection of top wireless markets in the nation.

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

In one of its business lines, Fulton performs equipment installations, upgrades and maintenance services for its customers primarily on communication towers.  Having the proper safety record, training capability and quality oversight is paramount in the industry.  Fulton has prided itself in performing safe, timely and high-quality services.  Demand for tower equipment installation and upgrading services is at an all-time high, and we expect this trend to continue for the foreseeable future as wireless carriers continue to add capacity, expand their networks and upgrade their current technology for high speed connectivity, including 5G technology.

Fulton’s other primary business line involves the installation and support of temporary tower locations.  This niche and growing business includes the erection of temporary towers to allow for the maintenance of permanent locations without causing a degradation of wireless service coverage in the area.  In addition, Fulton provides temporary tower solutions for special events that require an increase of coverage and capacity for festivals, concerts and sporting events.  Fulton has an inventory of temporary poles of different sizes and uses a unique installation process for the quick deployment of a tower location with little to no environmental impact.

Wireless Segment Operating Results Improvements

We are excited about the fiscal third quarter results of our Wireless segment.  We planned that Fulton would incur operating losses in the first few months after the acquisition as we integrated and began ramping up the operation.  In just our second quarter of operating this segment, Fulton was able to achieve revenue of $8.7 million with improved Adjusted EBITDA operating results during this quarter, which demonstrates Fulton’s growth potential.  As part of the acquisition, we were able to hire and retain the majority of Fulton’s existing employee base, and we continue to successfully recruit strong industry talent throughout the business to help us implement operational improvements with a focus on improving our quality and project margins.  We are seeing increased opportunities in the industry as wireless carriers prepare for the roll out of 5G and the required densification of their networks.  We also believe that the recent merger news in the industry will present additional opportunities as networks are rationalized and a new carrier potentially expands their network to gain market share.  Our continued goal is to solidify our processes and project oversight to successfully and profitably take advantage of new growth opportunities as they present themselves.  Although there is still much work to do at Fulton over the next several quarters, we believe that Fulton will continue to provide strong revenue growth and gradually improving margins.

Continued Momentum in Telco Segment

We are continuing to see positive results within our Telco segment, led by Nave Communications, which achieved strong revenue of $5 million for the third quarter and continued improvements in their bottom line results.  We continue to see efficiencies from the operational restructuring put in place earlier this fiscal year, which has enabled us to focus our core team on sales and recycling opportunities.  We are also ramping up our repair activities to take advantage of our new capabilities as we further expand our business lines. We have recently added new employees to our team across both Nave and Triton Datacom with strong experience in online marketing and sales across both Nave and Triton.

At Triton Datacom, we are excited about the upcoming move to our new facility scheduled for mid-August.  The facility has been designed to streamline and improve our processes including inventory management, shipping and receiving and the refurbishment operations.  The added space will allow us to develop the internal systems necessary to expand our refurbishment capabilities and new equipment sales by adding additional product lines and manufacturers.  We have also increased our focus on the brokerage business and internet sales by expanding our sales channels.  We believe that Triton is poised to expand, capture additional market share and develop new customers.  While Triton’s revenues are ahead of last year, we look forward to seeing Triton’s operating results improve as a result of the upcoming changes.

Discontinued Operations

In December 2018, the Company entered into an agreement for the sale of our Cable TV segment business to Leveling 8, Inc., a company controlled by David Chymiak, for $10.3 million. David Chymiak is a director and substantial shareholder of the Company, and he was the Chief Technology Officer and President of Tulsat LLC until the closing of the sale.  This agreement was approved by the Company’s Strategic Direction Committee and Board of Directors.  The sale was subject to shareholder approval, and in April 2019, the Company distributed a proxy statement to its shareholders for a special meeting of shareholders on May 29, 2019.  The shareholders approved the sale at the special meeting, and the Company then closed the transaction effective as of June 30, 2019.

The $10.3 million purchase price consisted of $3.9 million of cash at closing (subject to working capital adjustments estimated at $1.1 million), less $2.1 million of cash proceeds received from the sale of the Sedalia, Missouri and Warminster, Pennsylvania facilities and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  The sale of the facility in Broken Arrow, Oklahoma for $5.0 million was completed prior to entering into the sale agreement, and therefore was not an adjustment to the overall purchase price.

In March and June 2019, we sold the Sedalia, Missouri and Warminster, Pennsylvania buildings to David Chymiak LLC for a cash purchase price of $1.4 million and $0.7 million, resepctively.  The proceeds from these sales were a credit to the purchase price and down payment to the proposed Cable TV sale as discussed above.

Therefore, as a result of the sale of the Cable TV business to Leveling 8 and the three facility sales to David Chymiak, we will receive total proceeds of $14.2 million.  These proceeds consist of $7.1 million in cash received from the facility sales, a receivable of $0.7 million due in the fourth quarter of 2019, and a promissory note of $6.4 million to be paid over five years, which is personally guaranteed by David Chymiak.  Taken as a whole, these transactions resulted in a net pretax loss of $1.5 million for the nine months ended June 30, 2019.

The proceeds from these sale transactions will be used to support the Company’s strategic growth plans and working capital needs.  In addition, we also paid off our outstanding revolving bank line of credit of $750,000 in July 2019.

Additional Board Member

In July, the we appointed a new independent director, John Shelnutt, to our Board of Directors.  Mr. Shelnutt was appointed due to his extensive experience and contacts in the telecommunications industry as well as his background in business leadership and corporate strategy.  Mr. Shelnutt is currently a Vice President of Blue Danube Systems, and previously served in various executive capacities at Cisco, including leading their mobility division with global responsibility for mobile product offerings.  Mr. Shelnutt also spent 12 years in various executive leadership roles at Alcatel, including the startup of their global DSL division and managing their United States mobility division.  Mr.

Shelnutt has served on various boards within the telecommunications industry including the QuEST Forum, ATIS, Broadband Forum and was an advisor to Tech Titans of Dallas, Texas and the City of New York Public Schools Technology group.  We are excited about John joining the Board and sharing his experience and talent with us as we continue to grow.

Results of Operations

In January 2019, the Wireless segment was created as a result of the acquisition of Fulton.  Therefore, there is only six months of activity through June 30, 2019 and no activity in fiscal year 2018.  For the three and nine months ended June 30, 2019 comparisons, the Cable TV segment has been reclassified to discontinued operations as a result of the sale of this segment effective June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and June 30, 2018

Consolidated

Consolidated sales increased $9.9 million before the impact of intercompany sales, or 129%, to $17.6 million for the three months ended June 30, 2019 from $7.7 million for the three months ended June 30, 2018.  The increase in sales was in the Wireless segment and Telco segment of $8.7 million and $1.2 million, respectively.  Consolidated gross profit increased $1.3 million, or 66%, to $3.3 million for the three months ended June 30, 2019 from $2.0 million for the same period last year.  The increase in gross profit was in the Wireless segment and Telco segment of $0.9 million and $0.4 million, respectively.

Operating, selling, general and administrative expenses increased $0.6 million, or 25%, to $3.3 million for the three months ended June 30, 2019 from $2.7 million for the same period last year.  This increase in expenses was due to the Wireless segment of $1.0 million, partially offset by a decrease in the Telco segment of $0.4 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity earnings for the three months ended June 30, 2019 were $20 thousand and equity earnings were zero for the three months ended June 30, 2018.  The equity earnings for the three months ended June 30, 2019 consisted primarily of a repayment of a loan from the former YKTG partners.

Other expense of $90 thousand is related to our factoring arrangement with our Wireless segment.

Interest expense decreased $14 thousand to $26 thousand for the three months ended June 30, 2019 from $40 thousand for the period ended June 30, 2018.  The decrease in interest expense was due primarily to extinguishing a term loan in November 2018.

The benefit for income taxes was $42 thousand for the three months ended June 30, 2019 compared to a benefit for income taxes of $0.4 million for the three months ended June 30, 2018.  The decrease in the tax benefit was due primarily to the valuation allowance netting the deferred tax assets to zero for the three months ended June 30, 2019, offset by income taxes payable to certain tax jurisdictions.

Segment Results

Wireless

Revenues for the Wireless segment were $8.7 million for the three months ended June 30, 2019 and zero for the same period last year as a result of the acquisition of Fulton and Mill City.  Substantially all of the revenue for the quarter was derived from wireless infrastructure services.  Gross margin was 10% for the three months ended June 30, 2019.

Operating, selling, general and administrative expenses were $1.0 million for the three months ended June 30, 2019.

Telco

Sales for the Telco segment increased $1.2 million to $8.8 million for the three months ended June 30, 2019 from $7.6 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales and recycling revenue of $1.0 million and $0.2 million, respectively.  The increase in Telco equipment sales was due primarily to increased sales at Triton Datacom of $1.0 million.  The increase in recycling revenue was due primarily to timing of recycling shipments.

Gross margin was 27% for the three months ended June 30, 2019 and 26% for the three months ended June 30, 2018.  The increase in gross margin was due primarily to increased recycling revenue which resulted in higher gross margins primarily due to the fixed costs within this product line.

Operating, selling, general and administrative expenses decreased $0.4 million to $2.3 million for the three months ended June 30, 2019 from $2.7 million for the same period last year.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.4 million for the three months ended June 30, 2019 compared to a loss of $1.2 million for the same period last year.  This activity included the operations of the Cable TV segment prior to the sale on June 30, 2019.  We recognized a loss on the sale of the Cable TV segment of $1.5 million for the three months ended June 30, 2019.  The Cable TV segment recognized a goodwill impairment charge of $1.2 million for the three months ended June 30, 2018.

Comparison of Results of Operations for the Nine Months Ended June 30, 2019 and June 30, 2018

Consolidated

Consolidated sales increased $16.2 million before the impact of intercompany sales, or 76%, to $37.3 million for the nine months ended June 30, 2019 from $21.1 million for the nine months ended June 30, 2018.  The increase in sales was in the Wireless segment and Telco segment of $13.0 million and $3.2 million, respectively.  Consolidated gross profit increased $1.3 million, or 22%, to $7.3 million for the nine months ended June 30, 2019 from $6.0 million for the same period last year.  The increase in gross profit was in the Wireless segment and Telco segment of $1.0 million and $0.3 million, respectively.

Operating, selling, general and administrative expenses increased $1.9 million, or 25%, to $9.7 million for the nine months ended June 30, 2019 from $7.8 million for the same period last year.  This increase in expenses was due to the Wireless segment of $2.3 million, partially offset by a decrease in the Telco segment of $0.4 million.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity earnings for the nine months ended June 30, 2019 were $0.1 million and equity losses were $0.3 million for the nine months ended June 30, 2018.  The equity earnings for the three months ended June 30, 2019 consisted primarily of a repayment of a loan from the former YKTG partners.  The equity losses for the nine months ended June 30, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Other expense of $133 thousand is related to our factoring arrangement with our Wireless segment.

Interest expense decreased $0.1 million to $0.1 million for the nine months ended June 30, 2019 from $0.2 million for the same period last year primarily related to lower interest expense from extinguishing a term loan in November 2018.

The benefit for income taxes was $13 thousand for the nine months ended June 30, 2019, compared to a benefit for income taxes of $0.2 million for the nine months ended June 30, 2018.  The decrease in the tax benefit was due primarily to the valuation allowance netting the deferred tax assets to zero for the nine months ended June 30, 2019, offset by income taxes payable to certain tax jurisdictions.

Segment Results

Wireless

Revenues for the Wireless segment were $13.0 million for the nine months ended June 30, 2019 and zero for the same period last year as a result of the acquisition of Fulton and Mill City.  Substantially all of the revenue for the quarter was derived from wireless infrastructure services.  Gross margin was 8% for the nine months ended June 30, 2019.

Operating, selling, general and administrative expenses were $2.3 million for the nine months ended June 30, 2019.  These expenses included $0.2 million of acquisition costs in connection with the acquisition of Fulton and Mill City as well as integration expenses of $0.3 million.

Telco

Sales for the Telco segment increased $3.2 million to $24.4 million for the nine months ended June 30, 2019 from $21.2 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $3.3 million, partially offset by a decrease in recycling revenue of $0.1 million.  The increase in Telco equipment sales was due to increased sales at Nave Communications and Triton Datacom of $1.8 million and $1.5 million, respectively.  The decrease in recycling revenue was due primarily to higher revenue in the prior year due to the timing of recycling shipments.

Gross margin was 26% for the nine months ended June 30, 2019 and 28% for the nine months ended June 30, 2018. The decrease in gross margin was due primarily to lower gross margins from equipment sales primarily resulting from an increase in sales of new equipment which generally yields lower margins than used equipment sales.  In addition, our margin was also impacted by lower margins from our recycling program as a result of lower revenues to cover our fixed costs.  The lower revenues from the recycling program for the nine months ended June 30, 2019 decreased gross profit by $0.2 million due to the fixed costs within this product line.

Operating, selling, general and administrative expenses decreased $0.4 million to $7.3 million for the nine months ended June 30, 2019 from $7.7 for the same period last year.  This decrease was due primarily to employee expenses.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million for the nine months ended June 30, 2019 compared to a loss of $0.5 million for the same period last year.  This activity included the operations of the Cable TV segment prior to the sale on June 30, 2019.  We recognized a loss on the sale of the Cable TV segment of $1.5 million for the nine months ended June 30, 2019.  The Cable TV segment recognized a goodwill impairment charge of $1.2 million for the nine months ended June 30, 2018.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented excludes discontinued operations, stock compensation expense, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of operating income (loss) to Adjusted EBITDA follows:

	Three Months Ended June 30, 2019
	Wireless	Telco	Total
Income (loss) from operations	$(147,463)	$142,830	$(4,633)
Stock compensation expense	12,166	34,436	46,602
Depreciation	80,076	29,615	109,691
Amortization	6,100	266,775	272,875
Adjusted EBITDA	$(49,121)	$473,656	$424,535

	Three Months Ended June 30, 2018
	Wireless		Telco	Total
Loss from operations	$	‒	$(668,142)	$(668,142)
Stock compensation expense		‒	46,782	46,782
Depreciation		‒	32,583	32,583
Amortization		‒	313,311	313,311
Adjusted EBITDA	$	‒	$(275,466)	$(275,466)

	Nine Months Ended June 30, 2019
	Wireless	Telco	Total
Loss from operations	$(1,334,215)	$(1,024,876)	$(2,359,091)
Stock compensation expense	31,628	121,063	152,691
Depreciation	159,604	97,524	257,128
Amortization	12,200	800,325	812,525
Adjusted EBITDA (a)	$(1,130,783)	$(5,964)	$(1,136,747)

(a)	The Wireless segment includes acquisition expenses of $0.2 million related to the acquisition of Fulton and Mill City.

	Nine Months Ended June 30, 2018
	Wireless		Telco	Total
Loss from operations	$	‒	$(1,736,292)	$(1,736,292)
Stock compensation expense		‒	122,142	122,142
Depreciation		‒	96,055	96,055
Amortization		‒	939,933	939,933
Adjusted EBITDA (a)	$	‒	$(578,162)	$(578,162)

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

Inventory Valuation

For our Telco segment, our position in the telecommunications industry requires us to carry relatively large inventory quantities relative to annual sales, but it also allows us to realize high overall gross profit margins on our sales.  We market our products primarily to telecommunication providers, telecommunication resellers, and other users of telecommunication equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis as well as providing used products as an alternative to new products from the manufacturer.  Carrying these large inventory quantities represents our largest risk.

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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2019, we had total inventory, before the reserve for excess and obsolete inventories, of $9.9 million, consisting of $1.9 million in new products and $8.0 million in used or refurbished products.

We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $0.8 million at June 30, 2019.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at June 30, 2019 and September 30, 2018.   At June 30, 2019, accounts receivable, net of allowance for doubtful accounts, was $5.5 million.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired.  Goodwill is not amortized and is tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by first comparing our estimate of the fair value of each reporting unit, with the reporting unit’s carrying value, including goodwill.  Our reporting units for purposes of the goodwill impairment calculation are aggregated into the Wireless operating segment and the Telco operating segment.

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

We did not record a goodwill impairment for the Telco segment in the three year period ended September 30, 2018.  In addition, we are implementing strategic plans as discussed in Recent Business Developments above and in our fiscal year 2018 Form 10-K to help prevent impairment charges in the future.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Wireless segment and Telco segment also may change.

As a result of the Fulton and Mill City acquisition, the Company recorded additional goodwill of $16 thousand as the purchase price exceeded the acquisition date fair value of the net assets based on the final purchase price allocation.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Fulton and Mill City acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million based on the preliminary purchase price allocation.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

We typically finance our operations primarily through cash flows provided by operations, and our line of credit of up to $2.5 million.  During the nine months ended June 30, 2019, we used $4.8 million of cash flows for operations.  The cash flows from operations was negatively impacted by $2.1 million from a net increase in accounts receivable and $1.8 million from a net increase in unbilled revenue.  Also, cash flows from operations was negatively impacted by $1.8 million from a net increase of inventories.  The cash flows from operations was favorably impacted by $1.6 million from uncollected receivables under the accounts receivable programs in the Wireless segment.  In addition, the cash flows from operations was favorably impacted by $2.3 million from a net increase in accounts payable.

Cash Flows Provided by Investing Activities

During the nine months ended June 30, 2019, cash used by investing activities was $1.1 million, which primarily related to the purchase of substantially all of the net assets of Fulton and Mill City.  The net purchase price was $1.3 million.

During the nine months ended June 30, 2019, cash provided by investing activities for discontinued operations of $7.1 million related to the sales of three facilities within the Cable TV segment to a company controlled by David Chymiak.  The sales were our Broken Arrow, Oklahoma facility for $5.0 million, our Sedalia, Missouri facility for $1.4 million and our Warminster, Pennsylvania facility for $0.7 million.  In addition, we also have a receivable of $0.7 million and a promissory note of $6.4 million resulting from the sale of the Cable TV segment to Leveling 8.  These sales are discussed in Note 4 of the Notes to Unaudited Consolidated Condensed Financial Statements.

Cash Flows Used for Financing Activities

In November 2018, we extinguished one of our two outstanding term loans under the forbearance agreement by paying the outstanding balance of $1.5 million.

In October 2018, we also extinguished our line of credit under the forbearance agreement by paying the outstanding balance of $0.5 million.

In December 2018, the Company entered into a credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving bank line of credit and matures on December 17, 2019.  The revolving bank line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (5.5% at June 30, 2019), and the interest rate is reset monthly.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $2.5 million at June 30, 2019.  At June 30, 2019, the amount outstanding under the revolving bank line of credit was $750,000.  Subsequent to June 30, 2019, we paid off the $750,000 outstanding amount under the revolving bank line of credit.

During the nine months ended June 30, 2019, cash used by financing activies for discontinued operations of $0.6 million related to extinguishing one of the two outstanding term loans under the forbearance agreement by paying the outstanding balance of $0.6 million in November 2018.

We believe that our cash and cash equivalents and restricted cash of $2.9 million at June 30, 2019, our existing revolving bank line of credit, our accounts receivable programs for our Wireless segment and future payments from our promissory note resulting from the Cable TV segment sale will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 13, 2019                /s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 13, 2019                /s/ Kevin D. Brown
Kevin D. Brown,
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