Form 10-K
period 2019-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2019-12-17
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

⌧ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019

□TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10799

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13757 N. Stemmons Freeway, Farmers Branch, Texas	75234
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121
Securities registered under Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Market

                                                     Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes □ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes □ No ⌧

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

⌧
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”,
“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer   □            Accelerated filer   □
   Non-accelerated filer   ⌧             Smaller reporting company   ⌧                Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.

□
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes □ No ⌧

The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2019 was $7,825,604.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 10,361,292 as of November 30, 2019.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2019

PART   I

Item 1. Business.

Forward-Looking Statements

Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”, “We”, “Our” or “ADDvantage”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the cable television and telecommunications industries, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Background

The Company was incorporated under the laws of Oklahoma in September 1989 as “ADDvantage Media Group, Inc.”  In December 1999, its name was changed to ADDvantage Technologies Group, Inc.  In 2019, the Company moved its headquarters from Broken Arrow, Oklahoma to the Dallas, Texas area.

The Company (through its subsidiaries) i) provides turn-key wireless infrastructure services for wireless carriers, tower companies and equipment manufacturers, and ii) distributes and services a comprehensive line of electronics and hardware for the telecommunications industry.  In addition, we offer our customers decommissioning services for surplus and obsolete equipment, which we in turn process through our recycling program.

Fulton Technologies, Inc. (“Fulton”) was purchased on January 4, 2019, which established the Company’s Wireless Infrastructure Services segment.

The Company’s Telecommunications segment operates through our subsidiaries, Nave Communications Company (“Nave”) and ADDvantage Triton, LLC (“Triton”).

For our telecommunications subsidiaries, we sell new, surplus-new and refurbished equipment that we purchase in the market as a result of telecommunications system upgrades or overstock supplies.  We maintain one of the industry's largest inventories of new and used equipment, which allows us to expedite delivery of mission-critical products to our customers.  We continually evaluate new product offerings in the broader telecommunications industry as technology evolves and upgrade our product offerings to stay current with our customer’s technology platforms.

Website Access to Reports
Our public website is www.addvantagetechnologies.com.  We make available, free of charge through the “Investor Relations” section of our website, our annual reports to stockholders, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Any material we file with or furnish to the SEC is also maintained on the SEC website (www.sec.gov).

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

Operating Segments

In the second and third quarters of fiscal year 2019, the Company changed its organizational structure with the acquisition of Fulton and the sale of the Cable TV segment.  As a result of these changes, information that the Company’s management team regularly reviews for purposes of allocating resources and assessing performance changed.  The Company’s current reportable segments are Wireless Infrastructure Services (“Wireless”) and Telecommunications (“Telco”).  The Cable Television (“Cable TV”) segment was sold on June 30, 2019.  Therefore, the Company has classified the Cable TV segment as discontinued operations (see Note 4 – Discontinued Operations).

Products and Services

Wireless Segment

We provide turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.

As part of the Fulton acquisition, we were able to hire and retain the majority of Fulton’s existing employee base.  Fulton now has approximately 100 employees.  Fulton performs equipment installations, upgrades and maintenance services for its customers primarily on communication towers.  Having the proper safety record, training capability and quality oversight is paramount in the industry.  Fulton has prided itself in performing safe, timely and high-quality services.  Demand for tower equipment installation and upgrading services is at an all-time high, and we expect this trend to continue for the foreseeable future as wireless carriers continue to add capacity, expand their networks and upgrade their current technology for high speed connectivity, including 5G.

Fulton also supports the installation and support of temporary tower locations.  This niche and growing business includes the erection of temporary towers to allow for the maintenance of permanent locations without causing a degradation of wireless in the area.  In addition, Fulton provides temporary tower solutions for special events that require an increase of coverage and capacity for festivals, concerts and sporting events.  Fulton has an inventory of temporary poles of different sizes and uses a unique installation process for the quick deployment of a tower location with little to no environmental impact.

Telco Segment

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

Central Office Equipment – Central office equipment includes optical transport, switching, and data center equipment on a customer’s communication network.  Optical equipment products aggregate and transport internet traffic; switching equipment products originate, terminate and route voice traffic; and data equipment products transport internet and voice over internet protocol (“VOIP”) traffic via routers.

Customer Premise Equipment (“CPE”) – CPE includes integrated access devices, channel banks, internet protocol private branch exchange (“IP PBX”) phones, and routers that are placed inside the customer site that will receive the communication signal from the communication services provider.

In addition, we offer our customers decommissioning services for surplus and obsolete telecom equipment, which we then process through our Responsible Recycling (“R2”) -certified recycling program.

Revenues by Geographic Area

Our revenues by geographic areas were as follows:

	2019	2018		2017
United States
Wireless	$22,918,535	$	‒	$	‒
Telco	29,789,593		24,606,027		22,822,538
Canada, Central America, Asia, Europe, Mexico, South America and Other
Telco	2,410,169		2,867,255		3,085,033
	$55,118,297		$27,473,282		$25,907,571

Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.

Sales and Marketing

Wireless Segment

In 2019, wireless tower and small cell services, including the procurement of the requisite materials, represented substantially all of the Wireless segment’s revenues.  In this segment, we market and sell our products to wireless carriers, wireless equipment providers and tower companies.

Telco Segment

Sales of new products represented 30% of revenues and refurbished products represented 61%.  Repair services represented less than 1% of Telco sales.  Recycle sales and other services contributed the remaining 9% of Telco segment revenues.  In this segment, we market and sell our products to franchise and private MSOs, telecommunication companies, system contractors, other industry resellers, enterprise customers and directly to consumers via on-line sales.  Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff, outside sales representatives located in various geographic and strategic areas of the country, and many on-line sales channel platforms such as our own website, Amazon and Newegg.  The majority of our sales activity is generated through customer relationships developed by our sales personnel and executives, referrals from manufacturers we represent, and on-line advertising.

We maintain a wide breadth of new and used products and many times can offer our customers same day shipments.  We carry one of the most diverse inventories of any telecommunication product reseller in the country, and we have access to additional inventory via our various supply channels.  We believe our investment in on-hand inventory, our product supply channels, and our experienced sales and customer service team create a competitive advantage for us.

Suppliers

In fiscal year 2019, the Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.  This segment of our business primarily purchases its used inventory from telecommunication companies and wholesale suppliers that have excess equipment on hand or have upgraded their systems or from other resellers in this industry.

Seasonality

In the Wireless segment, the services that we provide on our customers’ wireless towers are outdoors and can be damaged by storms and power surges.  Consequently, we can experience increased demand on certain product offerings during the months between late spring and early fall when severe weather or consistent rain tends to be more prominent than at other times during the year.  Winter months are generally slower due to the cold weather conditions, and the inability to access wireless towers during periods of heavy snow and ice.

In the Telco segment, we do not anticipate that quarterly operating results will generally be impacted by seasonal fluctuations, other than normal business fluctuations during the winter holiday season.

Competition

Wireless Segment

The wireless infrastructure services business competes with other wireless service companies that compete on a local, regional or national basis.  Sometimes, Fulton finds itself providing services in the same markets that its customers can also provide similar services utilizing their in-house personnel.  Most of the direct competition in the Wireless segment comes from regionally based competition of similarly sized companies.  In niche areas of service and in certain markets, the Wireless segment has few competitors due to their expertise and the required investment in equipment and assets.  The level of competition can vary drastically based on demand characteristics in certain markets.

For the Wireless segment, we believe our differentiation from other service providers in the marketplace is primarily the following:

•	Past performance and experience;
•	Robust safety organization;
•	Ability to recruit and retain personnel;
•	Properly capitalized for equipment and working capital;
•	Broad range of master service agreements in place;
•	Industry relationships; and
•	Having a diversified offering of services based on know-how and equipment.

Telco Segment

The overall telecommunications equipment industry is highly competitive.  We compete with numerous resellers in the marketplace that sell both direct and on-line.

For the Telco segment, we believe our differentiation from other resellers in the marketplace is primarily the following:

•	Broad range of new, refurbished and used inventory, which allows us to meet our customers’ timing needs;
•	Ability to source unique and sometimes rare, high demand inventory;
•	Offer a range of repair and testing capabilities to help improve the quality of our inventory as well as offering repair and testing of equipment as a service to our customers and vendors;
•	Experienced sales support staff that maintain strong and longstanding relationships with our customers;
•	Sales force that has a strong technical knowledge of the products we offer;
•
Quality certifications:  TL9000 (telecommunications quality certification), ISO 14001 (environmental management certification), OHSAS18000 (occupational safety and health management certification), and R2 (EPA responsible recycling practices for electronics); and

•	Provide multiple services for our customers including deinstallation and decommission of products, storage and management of spares inventory and recycling.

Working Capital Practices

Working capital practices in our business differ by segment.  In the Wireless segment, we utilize quick payment accounts receivable programs with our major customers and our bank to decrease the amount of time between project completion and payment.  The majority of working capital needs result from the payment of project related costs before invoicing the customer.  This includes personnel, subcontractors, equipment rentals and materials.  Although the quick payment programs are in place to accelerate receivable payments, working capital is necessary to complete the jobs and provide the necessary closeout packages required for customer approval.  In addition, we also have access to our revolving bank line of credit to meet our working capital needs.

In the Telco segment, working capital centers on inventory and accounts receivable.  We choose to carry a relatively large volume of inventory due to our on-hand, on-demand business model.  We typically utilize excess cash flows to reinvest in inventory to maintain or expand our product offerings.  The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.  Our working capital requirements are generally met by cash flows from operations and our revolving bank line of credit.

In the first fiscal quarter of 2019, the Company entered into a new credit agreement with a new financial lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  Future borrowings under the line of credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Subsequent to September 30, 2019, the Company renewed its revolving bank line of credit for one more year to a maturity date of December 17, 2020.  As part of this renewal, the revolving bank line of credit increased from $2.5 million to $4.0 million.  The other terms of the renewal were essentially the same.  We expect to have sufficient funds available from our cash on hand, future cash flows, quick payment accounts receivable programs and the bank revolving line of credit to meet our working capital needs for the foreseeable future.

Significant Customers

We are not dependent on a single or few customers to support our business on an on-going basis company-wide.  Sales to our largest customer accounted for approximately 12% of our consolidated sales in fiscal year 2019, while our sales to our largest five customers were 37% of our consolidated sales in fiscal year 2019, four of which were in the Wireless segment and one was in the Telco segment.

Personnel

At September 30, 2019, we had 188 employees, including 185 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.

Item 2. Properties.

Each subsidiary leases property for office, warehouse and service center facilities.

Wireless Segment

•
Dallas, Texas – We lease, on a month-to-month basis, a facility in a suburb of Dallas consisting of our headquarters, an office and warehouse with monthly rental payments of $23,920.  We will be relocating to a different facility in the Dallas area in the second quarter of fiscal year 2020.

•
Tulsa, Oklahoma – We lease a facility in a suburb of Tulsa consisting of offices with monthly rental payments of $2,500 through December 2019, to a company controlled by David Chymiak, a director and substantial shareholder.

•
Chicago, Illinois – We lease a facility in a suburb of Chicago consisting of an office, warehouse and service center of approximately 40,000 square feet, with monthly rental payments of $21,427 through July 31, 2024.

•
Minneapolis, Minnesota – We lease a facility in Minneapolis consisting of an office and service center of approximately 22,000 square feet, with monthly rental payments of $14,085 through December 31, 2022.  This facility has been fully subleased through November 30, 2020.

Telco Segment

•
Jessup, Maryland – We lease a facility in a suburb of Baltimore consisting of an office, warehouse, and service center of approximately 88,000 square feet, with monthly rental payments of $45,256 increasing each year by 2.5% through November 30, 2023.  The rental payment does not include taxes and common area maintenance fees.  We sublease, on a month-to-month basis, approximately 67,000 square feet for $33,433 a month.  We plan to exit this facility and move our office staff to another location in the Baltimore area in 2020.

•
Miami, Florida – We lease a facility in a suburb of Miami consisting of an office, warehouse and service center totaling approximately 31,000 square feet with monthly rental payments of $16,993 increasing each year by 3% through October 31, 2024. The rental payment does not include taxes and common area maintenance fees.

We believe that our current facilities are adequate to meet our needs.

Item 3. Legal Proceedings.

From time to time in the ordinary course of business, we are a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2019	High	Low

First Quarter	$1.60	$1.25
Second Quarter	$1.50	$1.32
Third Quarter	$1.98	$1.23
Fourth Quarter	$2.20	$1.57

Year Ended September 30, 2018	High	Low

First Quarter	$2.33	$1.38
Second Quarter	$1.57	$1.28
Third Quarter	$1.50	$1.21
Fourth Quarter	$1.83	$1.29

Holders

At November 30, 2019, we had approximately 50 shareholders of record and, based on information received from brokers, there were approximately 1,300 beneficial owners of our common stock.

Dividend policy

We have never declared or paid a cash dividend on our common stock.  It has been the policy of our Board of Directors to use all available funds to finance the development and growth of our business.  The payment of cash dividends in the future will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors.

Securities authorized for issuance under equity compensation plans

The information in the following table is as of September 30, 2019:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	770,000	$1.73	7,154
Equity compensation plans not approved by security holders	0	0	0
Total	770,000	$1.73	7,154

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Fiscal Year Ended September 30,
	2019		2018	2017	2016	2015

Sales		$55,118	$27,473	$25,908	$15,666	$18,337

Income (loss) from operations		$(3,976)	$(3,798)	$(2,916)	$(2,092)	$722

Loss from continuing operations		$(4,035)	$(5,784)	$(2,456)	$(2,447)	$(1,010)

Continuing operations loss per share
Basic		$(0.39)	$(0.56)	$(0.24)	$(0.24)	$(0.10)
Diluted		$(0.39)	$(0.56)	$(0.24)	$(0.24)	$(0.10)

Total assets		$36,828	$25,944	$30,689	$24,895	$25,142

Long-term obligations inclusive of current maturities	$	‒	$1,996	$5,502	$3,400	$4,090

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

General

The Company reports its financial performance based on two external reporting segments: Wireless and Telecommunications.  These reportable segments are described below.

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

One of the key attractions of acquiring Fulton is that it had existing contracts and customer relationships.  Fulton is an approved vendor with the four major U.S. wireless carriers, leading communication tower companies, national integrators, and major equipment manufacturers.  The acquisition allowed us to enter the wireless communication space quickly and cost effectively.  The customer contracts that Fulton had in place eliminated a key barrier for us to enter this industry due to the required experience and safety qualifications necessary to obtain the contracts.

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

Wireless Segment Operating Results Improvements

We are excited about the fiscal third and fourth quarter results of our Wireless segment.  We planned that Fulton would incur operating losses in the first few months after the acquisition as we integrated and began ramping up the operation.  In just our first nine months of operating this segment, Fulton was able to achieve revenue of $22.9 million with continually improving operating results as we continue to integrate the operation, which demonstrates Fulton’s growth potential.  As part of the acquisition, we were able to hire and retain the majority of Fulton’s existing employee base, and we continue to successfully recruit strong industry talent throughout the business to help us implement operational improvements with a focus on improving our quality and project margins.  We are seeing increased opportunities in the industry as wireless carriers prepare for the roll out of 5G and the required densification of their networks.  We also believe that the recent merger news in the industry will present additional opportunities as networks are rationalized and a new carrier potentially expands their network to gain market share.  Our continued goal is to solidify our processes and project oversight to successfully and profitably take advantage of new growth opportunities as they present themselves.  Although there is still much work to do at Fulton over the next several quarters, we believe that Fulton will continue to provide strong revenue growth and gradually improving margins.

Telco Segment

We continue to see efficiencies from the operational restructuring put in place earlier this fiscal year, which has enabled us to focus our core team on sales, procurement and recycling opportunities.  We are also ramping up our repair activities to take advantage of our new capabilities as we further expand our business lines.  We have recently added new employees to our team across both Nave and Triton Datacom with strong experience in online marketing and sales across both Nave and Triton.

At Triton Datacom, we are excited about our new facility that we moved into in October 2019.  The facility has been designed to streamline and improve our processes including inventory management, shipping and receiving and the refurbishment operations.  The added space will allow us to develop the internal systems necessary to expand our refurbishment capabilities and new equipment sales by adding additional product lines and manufacturers.  We have also increased our focus on the brokerage business and internet sales by expanding our sales channels.  We believe that Triton is poised to expand, capture additional market share and develop new customers.  While Triton’s revenues are ahead of last year, we look forward to seeing Triton’s operating results improve as a result of these changes.

Discontinued Operations

In December 2018, the Company entered into an agreement for the sale of our Cable TV segment business to Leveling 8, Inc., a company controlled by David Chymiak, for $10.3 million. David Chymiak is a member of the Company’s Board of Directors and a substantial shareholder of the Company, and he was the Chief Technology Officer and President of Tulsat LLC until the closing of the sale.  This agreement was approved by the Company’s Strategic Direction Committee and Board of Directors.  The sale was subject to shareholder approval, and in April 2019, the Company distributed a proxy statement to its shareholders for a special meeting of shareholders on May 29, 2019.  The shareholders approved the sale at the special meeting, and the Company then closed the transaction effective as of June 30, 2019.

The $10.3 million purchase price consisted of $3.9 million of cash at closing (subject to a working capital adjustment of $1.1 million), less $2.1 million of cash proceeds received from the sale of the Sedalia, Missouri and Warminster, Pennsylvania facilities and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  The sale of the facility in Broken Arrow, Oklahoma for $5.0 million was completed prior to entering into the sale agreement, and therefore was not an adjustment to the overall purchase price.

In March and June 2019, we sold the Sedalia, Missouri and Warminster, Pennsylvania buildings to David Chymiak LLC for a cash purchase price of $1.4 million and $0.7 million, respectively.  The proceeds from these sales were a credit to the purchase price and down payment to the proposed Cable TV sale as discussed above.

Therefore, as a result of the sale of the Cable TV business to Leveling 8 and the three facility sales to David Chymiak, we will receive total proceeds of $14.2 million.  These proceeds consist of $7.1 million in cash received from the facility sales, $0.7 million received in the fourth quarter of 2019, and a promissory note of $6.4 million to be paid over five years, which is personally guaranteed by David Chymiak.  Taken as a whole, these transactions resulted in a net pretax loss of $1.5 million for the year ended September 30, 2019.

The proceeds from these sale transactions were used to pay existing debt as well as to support the Company’s strategic growth plans and working capital needs.

Additional Board Member

In July, we appointed a new independent director, John Shelnutt, to our Board of Directors.  Mr. Shelnutt was appointed due to his extensive experience and contacts in the telecommunications industry as well as his background in business leadership and corporate strategy.  Mr. Shelnutt is currently a Vice President of Blue Danube Systems, and previously served in various executive capacities at Cisco, including leading their mobility division with global responsibility for mobile product offerings.  Mr. Shelnutt also spent 12 years in various executive leadership roles at Alcatel, including the startup of their global DSL division and managing their United States mobility division.  Mr. Shelnutt has served on various boards within the telecommunications industry including the QuEST Forum, ATIS, Broadband Forum and was an advisor to Tech Titans of Dallas, Texas and the City of New York Public Schools Technology group.  We are excited about John joining the Board and sharing his experience and talent with us as we continue to grow.

Banking Arrangements

In the first fiscal quarter of 2019, we used internal funds and cash provided by the sale of the Broken Arrow, Oklahoma facility to pay off our outstanding term loans and line of credit under a forbearance agreement with a financial lender totaling $2.6 million.  As a result of paying off the outstanding debt under the forbearance agreement, we were no longer under the forbearance agreement.

In December 2018, we entered into another credit agreement with a different financial lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.

Subsequent to September 30, 2019, the Company renewed its revolving bank line of credit for one more year to a maturity date of December 17, 2020.  As part of this renewal, the revolving bank line of credit increased from $2.5 million to $4.0 million.  The other terms of the renewal were essentially the same.

Results of Operations

Year Ended September 30, 2019, compared to Year Ended September 30, 2018 (all references are to fiscal years)

Consolidated

Consolidated sales increased $27.6 million before the impact of intersegment sales, or 101%, to $55.1 million for 2019 from $27.5 million for 2018.  The increase in sales was due to the acquisition of the Wireless segment resulting in sales of $22.9 million and an increase in the Telco segment of $4.7 million.

Consolidated gross profit increased $1.7 million, or 23%, to $9.1 million for 2019 from $7.4 million for 2018.  The increase in gross profit was due to an increase in the Wireless segment of $2.0 million, partially offset by a decrease in the Telco segment of $0.3 million.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $2.8 million, or 27%, to $13.1 million for 2019 compared to $10.3 million for 2018.  This increase was primarily due to increased expenses in the Wireless segment of $3.5 million, partially offset by a decrease in Telco segment expenses of $0.7 million.

The Company recorded a $0.9 million restructuring charge for the Telco Segment for the year ended September 30, 2018 resulting from management’s decision to move Nave’s inventory management and order fulfillment operations from its facility in Jessup, Maryland to Palco Telecom (“Palco”), a third-party reverse logistics provider in Huntsville, Alabama.  As a result, Nave incurred the following restructuring charges:  1) intangible impairment charge of $0.4 million related to inventory tracking software that will no longer be utilized; 2) moving expenses of $0.4 million to transfer Nave’s inventory from its facility in Jessup, Maryland to Palco; and 3) severance expenses of $0.1 million for Nave operations employees.

Other income and expense primarily consists of activity related to our investment in YKTG Solutions, including equity earnings (losses).  Equity earnings for the year ended September 30, 2019 were $0.1 million and equity losses were $0.3 million for the year ended September 30, 2018.  The equity earnings for the year ended September 30, 2019 consisted primarily of payments received under a loan to the former YKTG Solutions partners.  The equity losses for the year ended September, 2018 consisted primarily of a legal settlement with a subcontractor on the YKTG Solutions wireless cell tower decommissioning project and the associated legal expenses.

Interest expense decreased $0.1 million to $0.1 million for 2019 from $0.2 million for the same period last year primarily related to the impact of extinguishing one of our term loans in November 2018.

The benefit for income taxes from continuing operations was $13 thousand for 2019, or an effective rate of 0.3%, from a provision of $1.5 million for the same period last year.  The tax provision in 2018 was due primarily to the establishment of a valuation allowance.

Segment results
Wireless

Revenues for the Wireless segment were $22.9 million for the year ended September 30, 2019 and zero for the same period last year as a result of the acquisition of Fulton.  Substantially all of the revenue for the year was derived from wireless infrastructure services.  Gross margin was 9% for the year ended September 30, 2019.

Operating, selling, general and administrative expenses were $3.5 million for the year ended September 30, 2019.  These expenses included $0.2 million of acquisition costs in connection with the acquisition of Fulton as well as integration expenses of $0.3 million.

Telco

Sales for the Telco segment increased $4.7 million, or 17%, to $32.2 million for the year ended September 30, 2019 from $27.5 million for the same period last year.  The increase in sales resulted from an increase in equipment sales and recycling revenue of $3.8 million and $0.9 million, respectively.  The increase in Telco equipment sales was due to increased sales at Nave Communications and Triton Datacom of $1.9 million each.  The increase in recycling revenue was due primarily to increased volume of recycling shipments.

Gross profit decreased $0.3 million, or 5%, to $7.1 million for the year ended September 30, 2019 compared to $7.4 million for the same period last year.  Gross margin was 22% for 2019 and 27% for 2018.  Gross margin decreased primarily due to an increase in obsolescence expense of $0.5 million and an increase in lower of cost or net realizable value expense of $0.5 million.

Operating, selling, general and administrative expenses decreased $0.7 million, or 9%, to $9.6 million for the year ended September 30, 2019 from $10.3 million for the same period last year.  This decrease was due primarily to decreased personnel costs.

The Telco segment incurred a $0.9 million restructuring charge for the Telco Segment for the year ended September 30, 2018 resulting from management’s decision to move Nave’s inventory management and order fulfillment operations from its facility in Jessup, Maryland to Palco Telecom (“Palco”), a third-party reverse logistics provider in Huntsville, Alabama.  As a result, Nave incurred the following restructuring charges:  1) intangible impairment charge of $0.4 million related to inventory tracking software that will no longer be utilized; 2) moving expenses of $0.4 million to transfer Nave’s inventory from its facility in Jessup, Maryland to Palco; and 3) severance expenses of $0.1 million for Nave operations employees.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.3 million for the year ended September 30, 2019 compared to a loss of $1.5 million last year.  This activity included the operations of the Cable TV segment prior to the sale on June 30, 2019.  We recognized a loss on the sale of the Cable TV segment of $1.5 million for the year ended September 30, 2019.  The Cable TV segment recognized a goodwill impairment charge of $1.2 million for the year ended September 30, 2018.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes restructuring charge, stock compensation expense, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of loss from operations to Adjusted EBITDA follows:

	Year Ended September 30, 2019			Year Ended September 30, 2018
	Wireless	Telco	Total	Wireless		Telco	Total

Loss from operations	$(1,513,280)	$(2,462,834)	$(3,976,114)	$	‒	$(3,797,957)	$(3,797,957)
Depreciation	237,333	130,159	367,492		‒	136,761	136,761
Amortization	18,300	1,067,100	1,085,400		−	1,253,244	1,253,244
Restructuring charge	‒	‒	‒	‒		941,059	941,059
Stock compensation expense	62,190	137,102	199,292		−	155,174	155,174
Adjusted EBITDA (a)(b)	$(1,195,457)	$(1,128,473)	$(2,323,930)	$	−	$(1,311,719)	$(1,311,719)

(a)
The Wireless segment includes acquisition expenses of $0.2 million and integration expenses of $0.3 million for the year ended September 30, 2019, related to the acquisition of Fulton (See Note 3 – Acquisition).

(b)
The Telco segment includes an inventory obsolescence charge of $0.7 million and $0.2 million for the years ended September 30, 2019 and 2018, respectively.  In addition, the Telco segment includes a lower of cost or net realizable value charge of $0.7 million and $0.2 million for the years ended September 30, 2019 and 2018, respectively.

Year Ended September 30, 2018, compared to Year Ended September 30, 2017(all references are to fiscal years)

For this discussion, consolidated results and segment results are the same as the Wireless segment did not have activity until the Fulton acquisition in 2019.

Consolidated

Consolidated sales increased $1.6 million before the impact of intersegment sales, or 6%, to $27.5 million for 2018 from $25.9 million for 2017.  The increase in sales was due to an increase in the Telco equipment sales of $1.6 million. The increase in Telco equipment sales was due to increased sales at Nave Communications and Triton Datacom of $1.3 million and $0.3 million, respectively.  The increase in equipment sales at Nave Communications can be attributed in part to the Company addressing the lower equipment sales it had been experiencing over the past several quarters at Nave Communications by restructuring its sales force and implementing a new sales strategy.

Gross profit increased $0.3 million, or 5%, to $7.4 million for the year ended September 30, 2018 compared to $7.1 million for the same period last year.  Gross margin was 27% for both 2018 and 2017.

Operating, selling, general and administrative expenses include all personnel costs, which include fringe benefits, insurance and business taxes, as well as occupancy, communication and professional services, among other less significant cost categories.  Operating, selling, general and administrative expenses increased $0.3 million, or 3%, to $10.3 million for 2018 compared to $10.0 million for 2017.  This increase was due primarily to increased personnel costs.

The Telco segment incurred a $0.9 million restructuring charge for the Telco Segment for the year ended September 30, 2018 resulting from management’s decision to move Nave’s inventory management and order fulfillment operations from its facility in Jessup, Maryland to Palco, a third-party reverse logistics provider in Huntsville, Alabama.  As a result, Nave incurred the following restructuring charges:  1) intangible impairment charge of $0.4 million related to inventory tracking software that will no longer be utilized; 2) moving expenses of $0.4 million to transfer Nave’s inventory from its facility in Jessup, Maryland to Palco; and 3) severance expenses of $0.1 million for Nave operations employees.

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

The provision for income taxes from continuing operations was $1.5 million, or an effective rate of 36% for 2018 from a benefit of $0.8 million for the same period last year.  The effective rate for the year ended September 30, 2018 was higher due primarily to establishing a valuation allowance for deferred taxes.  The effective tax rate for the year ended September 30, 2018 was also increased by net operating losses in states with higher tax rates due primarily to the loss from YKTG Solutions.

Discontinued Operations

Loss from discontinued operations, net of tax, was $1.5 million for the year ended September 30, 2018 compared to income of $2.4 million in 2017.  This activity included the operations of the Cable TV segment prior to the sale on June 30, 2019.  The Cable TV segment recognized a goodwill impairment charge of $1.2 million for the year ended September 30, 2018.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes restructuring charge, stock compensation expense, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of loss from operations to Adjusted EBITDA follows:

	Year Ended September 30, 2018				Year Ended September 30, 2017
	Wireless		Telco	Total	Wireless		Telco	Total

Loss from operations	$	‒	$(3,797,957)	$(3,797,957)	$	‒	$(2,916,351)	$(2,916,351)
Depreciation		‒	136,761	136,761		‒	151,235	151,235
Amortization		‒	1,253,244	1,253,244		−	1,267,182	1,267,182
Restructuring charge	‒		941,059	941,059	‒		‒	‒
Stock compensation expense		‒	155,174	155,174		−	175,465	175,465
Adjusted EBITDA (a)	$	‒	$(1,311,719)	$(1,311,719)	$	−	$(1,322,469)	$(1,322,469)

(a)
The Telco segment includes earn-out expenses of $0.2 million for the year ended September 30, 2017, related to the acquisition of Triton Miami, Inc.  The Telco segment includes an inventory obsolescence charge of $0.2 million and $0.3 million for the years ended September 30, 2018 and 2017, respectively.  In addition, the Telco segment includes a lower of cost or net realizable value charge of $0.2 million and $0.1 million for the years ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

We generally finance our operations primarily through cash flows provided by operations, our quick payment accounts receivable programs in our Wireless segment and our line of credit of up to $2.5 million.  During 2019, we used $6.0 million of cash flows for continuing operations.  The cash flows from operations was negatively impacted by a $1.4 million net increase in accounts receivable, a $2.3 million net increase in unbilled revenue and a $1.6 million net increase of inventories.  In addition, the cash flows from operations was favorably impacted by $0.5 million from a net increase in accrued expenses.  Net cash provided by operating activities from discontinued operations was $1.2 million.

Cash Flows Provided by Investing Activities

During 2019, cash used by investing activities for continuing operations was $0.5 million, which primarily related to the purchase of substantially all of the net assets of Fulton Technologies.  The net purchase price was $1.3 million.  Cash received from the sale of the Cable TV segment was $0.8 million.

During 2019, cash provided by investing activities for discontinued operations of $7.1 million was related to the sales of three facilities within the Cable TV segment to a company controlled by David Chymiak.  The sales were our Broken Arrow, Oklahoma facility for $5.0 million, our Sedalia, Missouri facility for $1.4 million and our Warminster, Pennsylvania facility for $0.7 million.  In addition, we also have a promissory note of $6.4 million resulting from the sale of the Cable TV segment to Leveling 8.  These sales are discussed in Note 4 of the Notes to the Consolidated Financial Statements.  Subsequent to September 30, 2019, the first installment of the promissory note of $0.7 million for principal and interest was paid by Leveling 8 to the Company.

Cash Flows Used in Financing Activities

In November 2018, we extinguished one of our two outstanding term loans under the forbearance agreement by paying the outstanding balance of $1.5 million.  In October 2018, we also extinguished our line of credit under the forbearance agreement by paying the outstanding balance of $0.5 million.  As a result of these payments, we were no longer under the forbearance agreement.

In December 2018, the Company entered into a credit agreement with a different lender.  This credit agreement contains a $2.5 million revolving bank line of credit and matures on December 17, 2019.  The revolving bank line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (5.0% at September 30, 2019), and the interest rate is reset monthly.  Future borrowings under the Line of Credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $2.5 million at September 30, 2019.  At September 30, 2019, the amount outstanding under the revolving bank line of credit was zero.

Subsequent to September 30, 2019, the Company renewed its revolving bank line of credit for one more year to a maturity date of December 17, 2020.  As part of this renewal, the revolving bank line of credit increased from $2.5 million to $4.0 million.  The other terms of the renewal were essentially the same.

During the year ended September 30, 2019, cash used by financing activities for discontinued operations of $0.6 million related to extinguishing one of the two outstanding term loans under the forbearance agreement by paying the outstanding balance of $0.6 million in November 2018.

We believe that our cash and cash equivalents and restricted cash of $1.6 million at September 30, 2019, our existing revolving bank line of credit, our accounts receivable programs for our Wireless segment and future payments from our promissory note resulting from the Cable TV segment sale will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.  As discussed in the Recent Business Developments section, our Wireless segment is seeing increased opportunities in the industry as wireless carriers prepare for the roll out of 5G and the required densification of their networks, and we also believe that the recent merger news in the industry will present additional opportunities as networks are rationalized and a new carrier potentially expands their network to gain market share.  Depending on the timing and scope of these opportunities, we may need to seek additional funding to finance the necessary working capital for such opportunities.

Critical Accounting Policies and Estimates

Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2019 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2019, we had total inventory, before the reserve for excess and obsolete inventories, of $8.9 million, consisting of $1.5 million in new products and $7.4 million in used or refurbished products.

We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through our recycling program.  Therefore, we have an obsolete and excess inventory reserve of $1.3 million at September 30, 2019.  In 2019, we increased the reserve by $0.5 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $0.7 million for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at September 30, 2019 and September 30, 2018.   At September 30, 2019, accounts receivable, net of allowance for doubtful accounts, was $4.8 million.

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

We did not record a goodwill impairment for the Wireless or Telco segments in the three year period ended September 30, 2019.  In addition, we are implementing strategic plans as discussed in Recent Business Developments to help prevent impairment charges in the future.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Wireless segment and Telco segment also may change.

As a result of the Fulton Technologies acquisition, the Company recorded additional goodwill of $57 thousand as the purchase price exceeded the acquisition date fair value of the net assets based on the final purchase price allocation.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Fulton Technologies acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million based on the final purchase price allocation.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s initial assessment, ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.  Management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its real estate leases for its facilities and its fleet leases for the Wireless segment.  The Company is a lessee on certain real estate leases and vehicle leases that will be reported as right of use assets and liabilities at an amount of $5.4 million on the Company’s consolidated financial statements on the date of adoption, which is October 1, 2019.

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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ADDvantage Technologies, Inc. and its subsidiaries (the Company) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Tulsa, Oklahoma
December 17, 2019

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,242,143	$3,129,280
Restricted cash	351,909	‒
Accounts receivable, net of allowance for doubtful accounts of $150,000	4,826,716	2,578,998
Unbilled revenue	2,691,232	‒
Promissory note – current	1,400,000	‒
Income tax receivable	21,350	178,766
Inventories, net of allowance for excess and obsolete inventory of $1,275,000 and $815,000, respectively	7,625,573	7,462,491
Prepaid expenses	543,762	253,405
Other current assets	262,462	‒
Current assets of discontinued operations	‒	16,925,526
Total current assets	18,965,147	30,528,466

Property and equipment, at cost:
Machinery and equipment	2,475,545	1,084,024
Leasehold improvements	190,984	190,984
Total property and equipment, at cost	2,666,529	1,275,008
Less: Accumulated depreciation	(835,424)	(773,312)
Net property and equipment	1,831,105	501,696

Promissory note – noncurrent	4,975,000	‒
Investment in and loans to equity method investee	‒	49,000
Intangibles, net of accumulated amortization	6,002,998	6,844,398
Goodwill	4,877,739	4,820,185
Other assets	176,355	125,903
Assets of discontinued operations	‒	1,524,972

Total assets	$36,828,344	$44,394,620

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,730,537	$3,300,388
Accrued expenses	1,617,911	711,936
Deferred revenue	97,478	‒
Notes payable – current portion	‒	1,996,279
Other current liabilities	757,867	664,374
Current liabilities of discontinued operations	‒	2,392,780
Total current liabilities	7,203,793	9,065,757

Other liabilities	177,951	801,612
Total liabilities	7,381,744	9,867,369

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,861,950 and 10,806,803 shares issued, respectively; 10,361,292 and 10,306,145 shares outstanding, respectively	108,620	108,068
Paid in capital	(4,377,103)	(4,598,343)
Retained earnings	34,715,097	40,017,540
Total shareholders’ equity before treasury stock	30,446,614	35,527,265

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	29,446,600	34,527,251

Total liabilities and shareholders’ equity	$36,828,344	$44,394,620

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
	2019	2018	2017
Sales	$55,118,297	$27,473,282	$25,907,571
Cost of sales	46,025,775	20,056,067	18,835,333
Gross profit	9,092,522	7,417,215	7,072,238
Operating, selling, general and administrative expenses	13,068,636	10,274,113	9,988,589
Restructuring charge	‒	941,059	–
Loss from operations	(3,976,114)	(3,797,957)	(2,916,351)
Other income (expense):
Interest income	96,411	‒	‒
Income (loss) from equity method investment	135,505	(258,558)	‒
Other expense	(223,999)	‒	‒
Interest expense	(79,902)	(210,182)	(369,394)
Total other expense, net	(71,985)	(468,740)	(369,394)

Loss before income taxes	(4,048,099)	(4,266,697)	(3,285,745)
Provision (benefit) for income taxes	(13,000)	1,517,000	(830,000)
Loss from continuing operations	(4,035,099)	(5,783,697)	(2,455,745)

Income (loss) from discontinued operations, net of tax	(1,267,344)	(1,536,159)	2,357,629

Net loss	$(5,302,443)	$(7,319,856)	$(98,116)

Income (loss) per share:
Basic
Continuing operations	$(0.39)	$(0.56)	$(0.24)
Discontinued operations	(0.12)	(0.15)	0.23
Net loss	$(0.51)	$(0.71)	$(0.01)
Diluted
Continuing operations	$(0.39)	$(0.56)	$(0.24)
Discontinued operations	(0.12)	(0.15)	0.23
Net loss	$(0.51)	$(0.71)	$(0.01)
Shares used in per share calculation:
Basic	10,361,292	10,272,749	10,201,825
Diluted	10,361,292	10,272,749	10,201,825

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended September 30, 2019, 2018 and 2017

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2016	10,634,893	$106,349	$(4,916,791)	$47,435,512	$(1,000,014)	$41,625,056

Net loss	–	–	–	(98,116)	–	(98,116)
Stock options exercised	33,751	338	(338)	–	–	–
Restricted stock issuance	58,009	580	104,420	–	–	105,000
Share based compensation expense	–	–	66,243	–	–	66,243

Balance, September 30, 2017	10,726,653	$107,267	$(4,746,466)	$47,337,396	$(1,000,014)	$41,698,183

Net loss	–	–	–	(7,319,856)	–	(7,319,856)
Restricted stock issuance	80,150	801	104,199	–	–	105,000
Share based compensation expense	–	–	43,924	–	–	43,924

Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

Net loss	–	–	–	(5,302,443)	–	(5,302,443)
Restricted stock issuance	55,147	552	74,448	–	–	75,000
Share based compensation expense	–	–	146,792	–	–	146,792

Balance, September 30, 2019	10,861,950	$108,620	$(4,377,103)	$34,715,097	$(1,000,014)	$29,446,600

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2019	2018	2017
Operating Activities
Net loss	$(5,302,443)	$(7,319,856)	$(98,116)
Net income (loss) from discontinued operations	(1,267,344)	(1,536,159)	2,357,629
Net loss from continuing operations	(4,035,099)	(5,783,697)	(2,455,745)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	367,492	136,761	151,235
Amortization	1,085,400	1,253,244	1,267,182
Provision for excess and obsolete inventories	681,925	175,712	307,811
Charge for lower of cost or net realizable value for inventories	656,323	246,053	126,822
Gain on disposal of property and equipment	(251,214)	(1,980)	–
Deferred income tax provision (benefit)	‒	1,328,000	(463,000)
Share based compensation expense	199,292	155,174	175,465
Restructuring charge	‒	449,845	‒
(Gain) loss from equity method investment	(135,505)	258,558	‒
Changes in operating assets and liabilities:
Accounts receivable	(1,419,580)	609,223	300,933
Unbilled revenue	(2,253,183)	‒	‒
Income tax receivable\payable	157,416	37,648	226,377
Inventories	(1,590,972)	(462,051)	(1,434,314)
Prepaid expenses and other assets	(205,516)	25,147	19,163
Accounts payable	180,256	868,779	760,908
Accrued expenses and other liabilities	477,042	36,909	132,166
Deferred revenue	97,478	‒	‒
Net cash used in operating activities – continuing operations	(5,988,445)	(666,675)	(884,997)
Net cash provided by operating activities – discontinued operations	1,179,876	4,492,109	3,873,810
Net cash provided by (used in) operating activities	(4,808,569)	3,825,434	2,988,813

Investing Activities
Acquisition of net operating assets	(1,264,058)	‒	(6,643,540)
Proceeds from sale of business	753,199	‒	‒
Loan repayments from (investment in and loans to) equity method investee	184,505	(208,854)	2,389,920
Purchases of property and equipment	(601,612)	(127,257)	(140,680)
Disposals of property and equipment	452,245	13,500	‒
Net cash used in investing activities – continuing operations	(475,721)	(322,611)	(4,394,300)
Net cash provided by (used in) investing activities – discontinued operations	7,075,000	10,400	(47,806)
Net cash provided by (used in) investing activities	6,599,279	(312,211)	(4,442,106)

Financing Activities
Change in bank revolving line of credit	(500,000)	500,000	−
Guaranteed payments for acquisition of business	(667,000)	(667,000)	(1,000,000)
Proceeds on notes payable	–	‒	4,000,000
Debt issuance costs	–	‒	(16,300)
Payments on notes payable	(1,496,279)	(4,005,658)	(1,881,802)
Principal payments on capital lease obligations	(64,753)	‒	‒
Net cash provided by (used in) financing activities – continuing operations	(2,728,032)	(4,172,658)	1,101,898
Net cash used in financing activities – discontinued operations	(597,906)	(184,008)	(184,008)
Net cash provided by (used in) financing activities	(3,325,938)	(4,356,666)	917,890

Net decrease in cash and cash equivalents and restricted cash	(1,535,228)	(843,443)	(535,403)
Cash and cash equivalents and restricted cash at beginning of year	3,129,280	3,972,723	4,508,126
Cash and cash equivalents and restricted cash at end of year	$1,594,052	$3,129,280	$3,972,723

Supplemental cash flow information:
Cash paid for interest	$126,059	$220,117	$360,805
Cash received from income taxes	$(172,343)	$(59,674)	$(61,000)

Supplemental noncash investing activities:
Deferred guaranteed payments for acquisition of business	$–	$–	$(1,836,105)
Promissory note from disposition of business	$6,375,000	$–	$–

See notes to consolidated financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Organization and basis of presentation

The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Wireless Infrastructure Services (“Wireless”) and Telecommunications (“Telco”).  The Cable Television (“Cable TV”) segment was sold on June 30, 2019, so the Company has classified the Cable TV segment as discontinued operations (see Note 4 – Discontinued Operations).

Cash, cash equivalents and restricted cash

Cash and cash equivalents includes demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.  Restricted cash consists of cash held by a third-party financial institution as a reserve in connection with an agreement to sell certain receivables with recourse in the Wireless segment.

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

For the Company’s Wireless segment, the Company has entered into various agreements, one with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers. Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  The other agreements without recourse are under programs offered by certain customers of the Wireless segment.  The Company accounts for these transactions in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”).  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from accounts receivable, net on the consolidated balance sheet. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables.

Inventories

For the Telco segment, inventories consist of new, refurbished and used telecommunications equipment.  Inventory is stated at the lower of cost or net realizable value.  Cost is determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  For the Telco segment, the Company records an inventory reserve provision to reflect inventory at its estimated net realizable value based on a review of inventory quantities on hand, historical sales volumes and technology changes. These reserves are to provide for items that are potentially slow-moving, excess or obsolete.

Property and equipment

Property and equipment consists of software, office equipment, wireless services equipment and warehouse and service equipment with estimated useful lives generally of 3 years, 5 years, 7 years, and 10 years, respectively.  The wireless services equipment includes mobile wireless temporary towers, equipment trailers and construction equipment.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement.  Gains or losses from the ordinary sale or retirement of property and equipment are recorded in other income (expense).  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized.  Depreciation expense was $0.4 million, $0.1 million and $0.2 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net assets of businesses acquired.  Goodwill is not amortized and is tested at least annually for impairment.  The Company performs its annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by comparing the estimate of the fair value of each reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill.  The reporting units for purposes of the goodwill impairment calculation are aggregated into the Wireless operating segment and the Telco operating segment.

Management utilizes a discounted cash flow analysis to determine the estimated fair value of each reporting unit.  Significant judgments and assumptions including the discount rate, anticipated revenue growth rate, gross margins and operating expenses are inherent in these fair value estimates.  As a result, actual results may differ from the estimates utilized in the discounted cash flow analysis.  The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.  At September 30, 2019 and 2018, the estimated fair value of each of the reporting units exceeded their individual carrying values, so goodwill was not impaired at either of the reporting units.

As a result of the Fulton Technologies acquisition, the Company recorded additional goodwill of $57 thousand as the purchase price exceeded the acquisition date fair value of the net assets based on the final purchase price allocation.

Intangible assets

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.  As a result of the Fulton acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million based on the purchase price allocation.

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

Advertising costs

Advertising costs are expensed as incurred.  Advertising expense was $0.6 million, $0.5 million and $0.4 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Management estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Any significant, unanticipated changes in product demand, technological developments or continued economic trends affecting the wireless infrastructure or telecommunications industries could have a significant impact on the value of the Company's inventory and operating results.

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

The Company had one customer in 2019 in the Wireless segment that represented 12% of the total sales.  The Company had no customer in 2018 or 2017 that represented in excess of 10% of the total sales.  The Company’s sales to foreign (non-U.S. based) customers were $2.4 million, $2.9 million and $3.1 million for the years ended September 30, 2019, 2018 and 2017, respectively.  The Telco segment did not purchase over 10% of its total inventory purchases from any one supplier.

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

Recently issued accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02: “Leases (Topic 842)” which is intended to improve financial reporting about leasing transactions.  This ASU will require organizations (“lessees”) that lease assets with lease terms of more than twelve months to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  Organizations that own the assets leased by lessees (“lessors”) will remain largely unchanged from current GAAP.  In addition, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted.  Based on management’s assessment, ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.  Management reviewed its lease obligations and determined that the Company generally does not enter into long-term lease obligations with the exception of its real estate leases for its facilities and its fleet leases for the Wireless segment.  The Company is a lessee on certain real estate leases and vehicle leases that will be reported as right of use assets and liabilities at an amount of $5.4 million on the Company’s consolidated balance sheets on the date of adoption, which is October 1, 2019.

In June 2016, the FASB issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.”  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio.  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods.  Entities may adopt earlier as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years.  Management is currently in the process of evaluating this new standard update.

Reclassification

The Company adopted ASU 2016-15: “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” on October 1, 2018.  The $667,000 and $1,000,000 of guaranteed payments for acquisition of businesses for the years ended September 30, 2018 and September 30, 2017, respectively, have been reclassified from investing activities and are reported as a financing activity in the Consolidated Statement of Cash Flows.  Certain prior period amounts have been reclassified to conform to the current year presentation.  This reclassification had no effect on previously reported results of operations or retained earnings.

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

Additionally, the Company provides services related to the installation and upgrade of technology on cell sites and the construction of new small cells for 5G technology.  The work under the purchase orders for wireless infrastructure services are generally completed in less than a month.  These services generally consist of a single performance obligation which the Company recognizes as revenue over time.

The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for its products, repair services or wireless infrastructure services.  The following steps are applied in determining the amount and timing of revenue recognition:

1.
Identification of a contract with a customer is a sales arrangement involving a purchase order issued by the customer stating the goods or services to be transferred.  Payment terms are generally due in net 30 to 90 days.  Discounts on sales arrangements are generally not provided.  Credit worthiness is determined by the Company based on payment experience and financial information available on the customer.

2.
Identification of performance obligations in the sales arrangement which is predominantly the promise to transfer goods, repair services, recycle items or wireless infrastructure services provided to the customer.

3.
Determination of the transaction price is specified in the purchase order based on the product or services to be transferred or provided to the customer.  Wireless infrastructure services transaction prices are based on the Master Service Agreement contracts between the Company and the wireless customers.

4.	Allocation of the transaction price to performance obligations. Substantially all the contracts are single performance obligations and the allocated purchase price is the transaction price.

5.
Recognition of revenue occurs upon the satisfaction of the performance obligation and transfer of control.  Transfer of control by the Telco segment generally occurs at the point the Company ships the product from its warehouse locations.  Transfer of control for the Wireless segment generally occurs over time as the Company performs services.  To measure progress towards completion on performance obligations for which revenue is recognized over time the Company utilizes an input method based upon a ratio of direct costs incurred to date to management’s estimate of the total direct costs to be incurred on each contract.  The Company has established the systems and procedures to develop the estimates required to account for performance obligations over time.  These procedures include monthly review by management of costs incurred, progress towards completion, changes in estimates of costs yet to be incurred and execution by subcontractors.

The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment.  Sales are primarily to customers in the United States.  International sales are made by the Telco segment to customers in Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology which totaled approximately $2.4 million, $2.9 million and $3.1 million in the years ended September 30, 2019, 2018 and 2017, respectively.

The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 12% of consolidated sales.

Sales by type were as follows:

	Years Ended September 30,
	2019	2018	2017

Wireless services sales	$22,918,535	$ ‒	$ ‒
Equipment sales:
Telco	29,391,223	25,609,108	23,991,879
Intersegment	(54,541)	(49,414)	(86,950)
Telco repair sales	43,442	‒	‒
Telco recycle sales	2,819,638	1,913,588	2,002,642
Total sales	$55,118,297	$27,473,282	$25,907,571

The timing of revenue recognition from the wireless segment results in contract assets and contract liabilities.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, the Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.  Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, in the consolidated balance sheets.  At September 30, 2019 contract assets were $2.7 million and contract liabilities were $0.1 million.  There were no contract assets at September 30, 2018 and 2017, and no contract liabilities at September 30, 2018 and 2017.

Note 3 – Acquisition

Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.

On December 27, 2018, the Company entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies, Inc. and Mill City Communications, Ins. (collectively “Fulton”).  Fulton provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.  This agreement closed on January 4, 2019.  This acquisition is part of the overall growth strategy that will further diversify the Company into the broader telecommunications industry by providing wireless infrastructure services to the wireless telecommunications market.

The purchase price for the net assets of Fulton was $1.3 million.  The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values as of January 4, 2019, the effective date of the acquisition.  Any remaining amount was recorded as goodwill.

The following summarizes the final purchase price allocation of the fair value of the assets acquired and the liabilities assumed at January 4, 2019:

Assets acquired:	(in thousands)
Accounts receivable	$828
Unbilled revenue	438
Prepaid expenses	341
Property and equipment	1,201
Intangible assets	244
Other assets	35
Goodwill	57
Total assets acquired	3,144

Liabilities assumed:
Accounts payable	1,250
Accrued expenses	455
Capital lease obligation	175
Total liabilities assumed	1,880
Net purchase price	$1,264

The acquired intangible asset of approximately $0.2 million consists of customer relationships.

The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group and Fulton for the years ended September 30, 2019 and September 30, 2018, on a pro forma basis, as though the companies had been combined as of October 1, 2017.  The pro forma earnings for the years ended September 30, 2019 and September 30, 2018 were adjusted to include intangible amortization expense of $6 thousand and $24 thousand, respectively.  The $0.2 million of acquisition-related expenses were excluded from the year ended September 30, 2019 and included in the year ending September 30, 2018 as if the acquisition occurred at October 1, 2017.  The pro forma net loss amounts exclude gains from the disposal of assets as well as interest expense and extinguishment of debt related to assets and debt not acquired or assumed from Fulton.  The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2017 nor should it be taken as indicative of future consolidated results of operations.

	(Unaudited)
	Years Ended September 30,
	2019	2018
	(in thousands)
Total net sales	$58,955	$41,809
Loss from continuing operations	$(4,461)	$(5,997)
Net loss	$(5,728)	$(6,474)

Note 4 – Discontinued Operations

In fiscal year 2018, the Board of Directors formed a committee of independent directors, referred to as the strategic direction committee, to consider, negotiate and approve or disapprove a sale transaction of the Cable TV segment to Leveling 8, Inc. (“Leveling 8”), a company controlled by David Chymiak.  David Chymiak is a director and substantial shareholder of the Company, and he was the Chief Technology Officer and President of Tulsat LLC until the closing of the sale.  The strategic direction committee consulted with senior management of the Company (excluding David

Chymiak) as well as the Company’s outside legal counsel, retained appraisal firms to evaluate the Company’s real estate and a business valuation firm to evaluate the fairness to the Company of the purchase price under the purchase agreement and considered many factors, including the decline over time of the Cable TV segment and of the cable TV industry in general, the large working capital requirement of the cable business relative to the return generated and the limited market for the cable business.  The strategic direction committee also reviewed a significant amount of information and considered numerous factors, including the price to be paid by Leveling 8 in the sale transaction, the strategic and financial benefits of the sale transaction, the extensive review process that led to the sale transaction, and the need for additional capital to grow the Company’s non-cable businesses.  In December 2018, the strategic direction committee approved and executed a stock purchase agreement of the Cable TV segment to Leveling 8, which required stockholder approval.

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

While the Company was in the process of selling the Cable TV segment to Leveling 8, the Company sold three of its Cable TV real estate facilities to David Chymiak, two of which were originally included in the $10.3 million contract price for the sale of the Cable TV segment.  In October 2018, the Company entered into an agreement with David Chymiak to sell the Broken Arrow, Oklahoma facility.  The sale agreement provided for a purchase price of $5.0 million payable in cash at closing.  The sale closed on November 29, 2018, which generated a pretax gain of approximately $1.4 million.

In March 2019, the Company sold its Sedalia, Missouri building to David Chymiak LLC for a cash purchase price of $1.35 million and generated a pretax gain of $0.5 million.  In June 2019, the Company sold its Warminster, Pennsylvania building to David Chymiak LLC for a cash purchase price of $0.7 million and generated a pretax gain of $0.4 million.

Following is the calculation of the total pretax gain of the sale of the three facilities:

Aggregate purchase price	$7,075,000
Less: Book value of real estate facilities	4,762,782

Pretax gain	$2,312,218

Therefore, as a result of the sale of the Cable TV segment to Leveling 8 and the three real estate facility sales to David Chymiak, the Company will receive total proceeds of $14.2 million and have recorded a pretax loss on the sales of $1.5 million for the year ended September 30, 2019 as follows:

Proceeds:
Cash received from real estate facility sales	$7,075,000
Cash received from sale of Cable TV segment	753,199
Promissory note from sale of Cable TV segment	6,375,000

Total proceeds	14,203,199

Book value of assets sold:
Cable TV segment	10,932,792
Real estate facilities	4,762,782

Total book value of assets sold	15,695,574

Pretax loss on sale of discontinued operations	$(1,492,375)

The cash received from the sale of the Cable TV segment of $0.7 million resulted from the down payment of $1.8 million due at the closing less the working capital adjustment of $1.1 million.  The promissory note from the sale of the Cable TV segment will be paid in semi-annual installments over five years including interest of 6% as follows:

Fiscal year 2020	$1,400,000
Fiscal year 2021	1,400,000
Fiscal year 2022	940,000
Fiscal year 2023	940,000
Fiscal year 2024	2,970,000
Total proceeds	$7,650,000

Subsequent to September 30, 2019, Leveling 8 paid the Company the first installment of $0.7 million under this promissory note.  As part of the sale of the Cable TV segment to Leveling 8, David Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of David Chymiak’s Company common stock.  David Chymiak also entered into a standstill agreement with the Company under which he is limited in taking action with respect to the Company or its management for a period of three years after the closing of the Cable TV segment sale.

Assets and liabilities included within discontinued operations in the Company’s Consolidated Balance Sheets at September 30, 2019 and September 30, 2018, are as follows:
		September 30, 2019	September 30, 2018
Assets:
Accounts receivable, net	$	‒	$1,821,870
Inventories		‒	11,425,551
Prepaid expenses		‒	11,352
Assets held for sale		‒	3,666,753
Current assets of discontinued operations	$	‒	$16,925,526

Property and equipment, at cost:
Land and building	$	‒	$2,208,676
Machinery and equipment		‒	2,800,835
Leasehold improvements		‒	9,633
Less accumulated depreciation		‒	(3,502,712)
Net property and equipment		‒	1,516,432
Deposits and other assets		‒	8,540
Non-current assets of discontinued operations	$	‒	$1,524,972

Liabilities:
Accounts payable	$	‒	$1,356,800
Accrued expenses		‒	438,074
Notes payable – current portion		‒	597,906
Current liabilities of discontinued operations	$	‒	$2,392,780
Income (loss) from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the Cable TV segment business which are presented in total as discontinued operations, net of tax in the Company’s Consolidated Statements of Operations for the years ended September 30, are as follows:

	Years Ended September 30,
	2019	2018	2017

Total net sales	$13,743,339	$19,940,705	$22,806,175

Cost of sales	10,096,553	16,134,944	15,067,820
Operating, selling, general and administrative expenses	3,411,869	5,201,214	4,676,398
Other expenses	1,886	21,706	20,328

Income (loss) from discontinued operations	233,031	(1,417,159)	3,041,629
Loss on sale of discontinued operations	(1,492,375)	‒	‒
Income tax provision	8,000	119,000	684,000
Discontinued operations, net of tax	$(1,267,344)	$(1,536,159)	$2,357,629

Note 5 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables.  As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At September 30, 2019, the third-party financial institution has a reserve against the sold receivables of $0.4 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $3.2 million at September 30, 2019 for which there is a limit of $3.5 million.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at September 30, 2019 as the Company determined the sold receivables are collectible.  The other agreements without recourse are under programs offered by certain customers of Fulton.

For the year ended September 30, 2019, the Company received proceeds from the sold receivables under all of their various agreements of $19.6 million and included the proceeds in net cash provided by operating activities in the Consolidated Statements of Cash Flows.  The cost of selling these receivables ranges from 1.0% to 1.8%.  The Company recorded costs of $0.3 million for the year ended September 30, 2019, in other expense in the Consolidated Statements of Operations.

The Company accounts for these transactions in accordance with ASC 860, “Transfers and Servicing” (“ASC 860”).  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from accounts receivable, net on the consolidated balance sheets.  Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables.

Note 6 – Inventories

Inventories, which are all within the Telco segment, at September 30, 2019 and September 30, 2018 are as follows:

	September 30, 2019	September 30, 2018

New equipment	$1,496,145	$1,371,545
Refurbished and used equipment	7,404,428	6,905,946
Allowance for excess and obsolete inventory:	(1,275,000)	(815,000)

Total inventories, net	$7,625,573	$7,462,491

New equipment includes products purchased from manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished and used equipment includes factory refurbished, Company refurbished and used products.  Generally, the Company does not refurbish its used inventory until there is a sale of that product or to keep a certain quantity on hand.

In the years ended September 30, 2019 and 2018, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company has a $1.3 million allowance at September 30, 2019.  The Company also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge of $0.7 million, $0.2 million and $0.1 million for the years ended September 30, 2019, 2018 and 2017, respectively, for inventories that have a cost in excess of estimated net realizable value.

Note 7 – Intangible Assets

As a result of the Fulton acquisition, the Company has recorded an additional intangible asset for customer relationships of $0.2 million (see Note 3 ‒ Acquisition).  The intangible assets with their associated accumulated amortization amounts at September 30, 2019 and September 30, 2018 are as follows:

	September 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,547,389)	$4,848,611
Trade name – 10 years	2,119,000	(966,280)	1,152,720
Non-compete agreements – 3 years	374,000	(372,333)	1,667

Total intangible assets	$10,889,000	$(4,886,002)	$6,002,998

	September 30, 2018
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,152,000	$(2,713,890)	$5,438,110
Trade name – 10 years	2,119,000	(754,380)	1,364,620
Non-compete agreements – 3 years	374,000	(332,332)	41,668

Total intangible assets	$10,645,000	$(3,800,602)	$6,844,398

Amortization expense was $1.1 million, $1.3 million and $1.3 million for the years ended September 30, 2019, 2018 and 2017, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

2020	$1,053,167
2021	1,051,500
2022	1,051,500
2023	1,051,500
2024	727,757
Thereafter	1,067,574

Total	$6,002,998

Note 8 – Income Taxes
The provision (benefit) for income taxes for the years ended September 30, 2019, 2018 and 2017 consists of:

	2019	2018	2017
Continuing operations:
Current	$(13,000)	$(17,000)	$174,000
Deferred	‒	1,534,000	(1,004,000)
	(13,000)	1,517,000	(830,000)
Discontinued operations – current	8,000	119,000	684,000
Total provision (benefit) for income taxes	$(5,000)	$1,636,000	$(146,000)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2019, 2018 and 2017:

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	34.0%
State income taxes, net of U.S. federal tax benefit	6.6%	8.1%	3.3%
Return to accrual adjustment	(0.6%)	(0.1%)	(0.7%)
Tax credits	‒	0.5%	0.6%
Charges without tax benefit	(5.3%)	(4.3%)	(11.8%)
Change in statutory rate	‒	(10.3%)	‒
Valuation allowance	(22.1%)	(50.4%)	‒
Other exclusions	0.7%	(0.1%)	(0.1%)

Company’s effective tax rate	0.3%	(35.6%)	25.3%

The charges without tax benefit rate includes, among other things, the impact of officer life insurance, nondeductible meals and entertainment and permanent basis differences in goodwill.

The tax effects of temporary differences related to deferred taxes at September 30, 2019 and 2018 consist of the following:
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$2,632,000		$804,000
Accounts receivable	41,000		40,000
Inventory	393,000		1,453,000
Intangibles	707,000		614,000
Accrued expenses	53,000		76,000
Stock options	109,000		66,000
Investment in equity method investee	112,000		162,000
Other	‒		102,000
	4,047,000		3,317,000

Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	705,000		726,000
Other	95,000		27,000

Less valuation allowance	3,247,000		2,564,000

Net deferred tax asset	$ ‒	$	‒

The Company’s U.S. Federal net operating loss (“NOL”) carryforwards consist of the following:

	NOL carryforward	Year Expires
Year ended September 30, 2019	$6,100,000	No expiry
Year ended September 30, 2018	$2,431,004	No expiry
Year ended September 30, 2016	$82,820	2036

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.  The Company has concluded, based on its recent cumulative losses, that it is more likely than not that the Company will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $3.2 million is needed.

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2016.

Note 9 – Accrued Expenses
Accrued expenses at September 30, 2019 and 2018 are as follows:

	2019	2018
Employee costs	$1,191,918	$389,401
Taxes other than income tax	69,080	176,464
Interest	‒	7,519
Other, net	356,913	138,552

	$1,617,911	$711,936

Note 10 – Line of Credit and Notes Payable

Credit Agreement

In December 2018, the Company entered into a credit agreement with a new lender.  This credit agreement contains a $2.5 million revolving line of credit and matures on December 17, 2019.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (5.0% at September 30, 2019), and the interest rate is reset monthly.  The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 measured annually.  At September 30, 2019, there was no amount outstanding under the line of credit.  Future borrowings under the line of credit are limited to the lesser of $2.5 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $2.5 million at September 30, 2019.

Subsequent to September 30, 2019, the Company renewed its revolving bank line of credit for one more year to a maturity date of December 17, 2020.  As part of this renewal, the revolving bank line of credit increased from $2.5 million to $4.0 million.  The other terms of the renewal were essentially the same.

Forbearance Agreement

On May 31, 2018, the Company entered into a forbearance agreement with BOKF, NA dba Bank of Oklahoma (“Lender”) relating to the Company’s Amended and Restated Credit and Term Loan Agreement (“Credit and Term Loan Agreement”).

Under the forbearance agreement, which was Amendment Ten to the Credit and Term Loan Agreement, Lender agreed to delete the fixed charge ratio covenant from the Credit and Term Loan Agreement and to forbear from exercising its rights and remedies under the Credit and Term Loan Agreement through October 31, 2018 subject to certain requirements and commitments from the Company.

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

At September 30, 2019, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 7,154 shares were available for future grants.

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

A summary of the status of the Company's stock options at September 30, 2019 and changes during the year then ended is presented below:
	Options	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding at September 30, 2018	290,000		$2.40
Granted	480,000		$1.32
Exercised	−		$–
Expired	−		$–
Forfeited	−	$	−
Outstanding at September 30, 2019	770,000		$1.73	$352,700
Exercisable at September 30, 2019	443,334		$1.99	$146,400

There were no options exercised under the Plan for the years ended September 30, 2019, 2018 and 2017.

Information about the Company’s outstanding and exercisable stock options at September 30, 2019 is as follows:

Exercise Price	Stock Options Outstanding	Exercisable Stock Options Outstanding	Remaining Contractual Life	Aggregate Intrinsic Value (a)

$1.31	150,000	‒	9.5 years	$103,500
$1.28	130,000	‒	9.3 years	93,600
$1.36	200,000	200,000	9.0 years	128,000
$1.79	50,000	33,334	7.6 years	10,500
$1.81	90,000	60,000	7.4 years	17,100
$3.21	100,000	100,000	4.5 years	‒
$2.45	50,000	50,000	2.5 years	‒
	770,000	443,334		$352,700
(a)	For stock options outstanding

The Company granted nonqualified stock options of 480,000, zero shares and 140,000 shares for the years ended September 30, 2019, 2018 and 2017, respectively.  The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below.  The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms.  The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.  Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal years 2019 and 2017 stock option grants are as follows:

	2019	2017
Estimated fair value of options at grant date	$196,970	$96,690
Black-Scholes model assumptions:
Average expected life (years)	6	6
Average expected volatile factor	29%	35%
Average risk-free interest rate	2.8%	2.4%
Average expected dividend yield	–	–

Compensation expense related to stock options recorded for the years ended September 30, 2019, 2018 and 2017 is as follows:

	2019		2018	2017
Fiscal year 2012 grant	$	‒	$ ‒	5,359
Fiscal year 2014 grant		‒	‒	13,575
Fiscal year 2016 grant		‒	1,789	16,221
Fiscal year 2017 grant		18,377	42,135	31,088
Fiscal year 2019 grant		128,415	‒	‒

Total compensation expense		$146,792	$43,924	$66,243

The Company records compensation expense over the vesting term of the related options.  At September 30, 2019, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $73,643 which will be fully amortized by 2022.

Restricted stock
The Company granted restricted stock in October 2018 to its Chairman of the Board of Directors totaling 55,147 shares, which were valued at market value on the date of grant.  The shares will vest 20% per year with the first installment vesting on the first anniversary of the grant date.  The fair value of the shares upon issuance totaled $75,000.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated balance sheets.  The Company granted restricted stock in March 2018 and March 2017 to its Board of Directors and a Company officer totaling 80,150 shares and 58,009 shares, respectively.  The restricted stock grants were valued at market value on the date of grant.  The restricted shares were delivered to the directors and employees at the end of the 12 month holding period.  The fair value of the shares upon issuance totaled $105,000 for each of the 2018 and 2017 fiscal year grants.  The grants are amortized over the 12 month holding period as compensation expense.

Compensation expense related to restricted stock recorded for the years ended September 30, 2019, 2018 and 2017 is as follows:
	2019	2018	2017
Fiscal year 2014 grants	$–	$–	$4,222
Fiscal year 2016 grants	–	–	43,750
Fiscal year 2017 grant	‒	43,750	61,250
Fiscal year 2018 grant	37,500	67,500	–
Fiscal year 2019 grant	15,000	–	–

Total compensation expense	$52,500	$111,250	$109,222

Note 12 – Retirement Plan

The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service.  The Company's contributions to the plan consist of a matching contribution as determined by the plan document.  Costs recognized under the 401(k) plan were $0.3 million, $0.2 million and $0.2 million for the years ended September 30, 2019, 2018 and 2017, respectively.

Note 13 – Earnings per Share

Basic and diluted earnings per share for the years ended September 30, 2019, 2018 and 2017 are:

	2019	2018	2017
Loss from continuing operations	$(4,035,099)	$(5,783,697)	$(2,455,745)
Discontinued operations, net of tax	(1,267,344)	(1,536,159)	2,357,629
Net loss attributable to common shareholders	$(5,302,443)	$(7,319,856)	$(98,116)

Basic weighted average shares	10,361,292	10,272,749	10,201,825
Effect of dilutive securities:
Stock options	‒	–	‒
Diluted weighted average shares	10,361,292	10,272,749	10,201,825

Income (loss) per common share:
Basic
Continuing operations	$(0.39)	$(0.56)	$(0.24)
Discontinued operations	(0.12)	(0.15)	0.23
Net loss	$(0.51)	$(0.71)	$(0.01)
Diluted
Continuing operations	$(0.39)	$(0.56)	$(0.24)
Discontinued operations	(0.12)	(0.15)	0.23
Net loss	$(0.51)	$(0.71)	$(0.01)

The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of the Company’s common stock for the fiscal year, as their effect would be anti-dilutive.

	2019	2018	2017
Stock options excluded	770,000	290,000	700,000
Weighted average exercise price of
stock options	$1.73	$2.40	$2.54
Average market price of common stock	$1.49	$1.39	$1.70

Note 14 – Related Parties

The Company leased three facilities in Florida from a company owned by two employees through March 31, 2019.  The total payments made on the leases were $0.1 million and $0.2 million for the years ended September 30, 2019 and 2018, respectively.

David E. Chymiak and Kenneth A. Chymiak beneficially owned 26% and 19%, respectively, of the Company’s outstanding common stock at September 30, 2019.

As disclosed in Note 4 – Discontinued Operations, Leveling 8, Inc., a company controlled by David Chymiak purchased the Company’s Cable TV segment business including three Cable TV buildings for a total of $14.2 million.

As part of this transaction, the Company has agreed to provide certain transition services to Leveling 8, Inc., including accounting, human resources and information technologies.  In addition, the Company is renting on a month-to-month basis space within the Tulsat, LLC building.  As of September 30, 2019, net payments made by Leveling 8, Inc. to the Company were $38 thousand.

Note 15 – Commitments and Contingencies

The Company has capital leases in place for certain wireless services equipment.  For the fiscal year ended September 30, 2019, assets recorded under capital leases were $0.1 million, and accumulated depreciation associated with capital leases was $7 thousand.  The Company did not acquire any equipment under capital leases during the year ended September 30, 2018.  At September 30, 2019, capital lease obligations included in Other current liabilities were $0.1 million, and capital lease obligations included in Other liabilities were $17 thousand.

At September 30, 2019, the Company’s minimum annual future obligations under capital leases are as follows:

2020	$94,111
2021	16,605

Total	$110,716

The Company leases and rents various office and warehouse properties and vehicles in Florida, Illinois, Maryland, Minnesota and Texas.  The terms on its operating leases vary and contain renewal options or are rented on a month-to-month basis.  The Company has fully subleased the Minnesota facility through November 2020 for $15 thousand per month.  Rental payments associated with leased properties and vehicles totaled $1.3 million, $0.8 million and $0.7 million for the years ended September 30, 2019, 2018 and 2017, respectively.

At September 30, 2019, the Company’s minimum annual future obligations under operating leases for each of the next five years are as follows:
2020	$1,290,832
2021	1,352,101
2022	1,356,015
2023	1,244,580
2024	622,029
Thereafter	19,699

Total	$5,885,256

Note 16 – Segment Reporting

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

The Company evaluates performance and allocates its resources based on operating income.  The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies.  Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, the promissory note related to the sale of the Cable TV segment, property and equipment, goodwill and intangible assets.

	Years Ended
	September 30, 2019	September 30, 2018		September 30, 2017
Sales
Wireless	$22,918,535	$	‒	$	‒
Telco	32,254,303		27,522,696		25,994,521
Intersegment	(54,541)		(49,414)		(86,950)
Total sales	$55,118,297		$27,473,282		$25,907,571

Gross profit
Wireless	$1,997,041	$	‒	$	‒
Telco	7,095,481		7,417,215		7,072,238
Total gross profit	$9,092,522		$7,417,215		$7,072,238

Operating loss
Wireless	$(1,513,280)	$	‒	$	‒
Telco	(2,462,834)		(3,797,957)		(2,916,351)
Total operating loss	$(3,976,114)		$(3,797,957)		$(2,916,351)

Segment assets
Wireless	$5,515,793	$	‒	$	‒
Telco	22,619,565		22,173,797		24,135,091
Discontinued operations	‒		18,450,498		24,158,314
Non-allocated	8,692,986		3,770,325		6,554,200
Total assets	$36,828,344		$44,394,620		$54,847,605
Note 17 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2019, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2019
Sales	$6,810,097	$12,889,939	$17,559,315	$17,858,946
Gross profit	$1,723,389	$2,272,035	$3,310,635	$1,786,463
Loss from continuing operations	$(1,203,311)	$(1,211,158)	$(58,196)	$(1,562,434)
Basic loss from continuing operations per common share	$(0.12)	$(0.12)	$(0.00)	$(0.15)
Diluted loss from continuing operations per common share	$(0.12)	$(0.12)	$(0.00)	$(0.15)
Fiscal year ended 2018
Sales	$6,458,360	$7,004,431	$7,674,997	$6,335,494
Gross profit	$2,180,028	$1,805,683	$1,993,351	$1,438,153
Loss from continuing operations	$(886,775)	$(761,380)	$(348,713)	$(3,786,829)
Basic loss from continuing operations per common share	$(0.09)	$(0.07)	$(0.03)	$(0.37)
Diluted loss from continuing operations per common share	$(0.09)	$(0.07)	$(0.03)	$(0.37)
Fiscal year ended 2017
Sales	$5,521,002	$6,297,791	$6,952,487	$7,136,291
Gross profit	$1,623,287	$2,009,370	$1,881,439	$1,558,142
Loss from continuing operations	$(598,562)	$(418,360)	$(565,985)	$(872,838)
Basic loss from continuing operations per common share	$(0.06)	$(0.04)	$(0.06)	$(0.08)
Diluted loss from continuing operations per common share	$(0.06)	$(0.04)	$(0.06)	$(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

During fiscal year 2019, the Company acquired Fulton.  See Note 3 of Notes to the Consolidated Financial Statements for additional information on this acquisition.  Management has excluded this business from its evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.  The revenues attributable to this business represented approximately 42% of the Company’s consolidated revenues for the year ended September 30, 2019, and its aggregate total assets represented approximately 15% of the Company’s total assets as of September 30, 2019.

Based on our assessment, we believe that, as of September 30, 2019, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.

We completed the acquisition of Fulton effective January 4, 2019.  We are in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting of Fulton to conform such internal control to that used in our other operations.  However, we are not yet required to evaluate, and have not yet fully evaluated, changes in Fulton’s internal control over financial reporting.  Subject to the foregoing, during the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2019 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Report of Independent Registered Public Accounting Firm as of September 30, 2019 and 2018, and for each of the three years in the period ended September 30, 2019, 2018 and 2017.

Consolidated Balance Sheets as of September 30, 2019 and 2018.

Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017.

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

10.3
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

10.5
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher, and Michael Burch dated as of February 28, 2014, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2014 (File 001-10799).

10.6
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.7
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.8
Chairman of the Board of Directors Agreement between the Company and James C. McGill dated October 8, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.9
Employment Agreement between the Company and Joseph E Hart dated October 8, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.10
Sale of Real Estate Agreement dated October 5, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2018 (File No. 001-10799).

10.11
Stock Purchase Agreement by and among Leveling 8 Inc. and ADDvantage Technologies Group, Inc. dated December 26, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-10799).

10.12
Business Loan Agreement between ADDvantage Technologies Group, Inc. and Valley National Bank dated December 17, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-10799).

10.13
First Amendment to Stock Purchase Agreement between Leveling 8 Inc. and ADDvantage Technologies Group, Inc. dated March 15, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2019 (File No. 001-10799).

10.14
Agreement for the Purchase and Sale of Real Estate between ADDvantage Technologies Group of Missouri, Inc. and David Chymiak LLC, dated March 22, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.15
First Addendum to Agreement for the Purchase and Sale of Real Estate between ADDvantage Technologies Group of Missouri, Inc. and David Chymiak LLC, dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.16	Agreement for the Purchase and Sale of Real Estate between NCS Industries, Inc. and David Chymiak LLC, dated March 22, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.17
Executive Employment Agreement dated April 1, 2019 between the Company and Don Kinison, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.18
Executive Employment Agreement dated April 1, 2019 between the Company and Kevin Brown, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.19
Executive Employment Agreement dated April 1, 2019 between the Company and Colby Empey, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.20
Executive Employment Agreement dated April 1, 2019 between the Company and Scott Francis, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.21
Asset Purchase Agreement by and between Fulton Technologies, Inc. and Mill City Communications, Inc., with Aero Communications, Inc., and Buyer ADDvantage Acquisition Corp. dated December 27, 2018, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

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

ADDvantage Technologies Group, Inc.

Date:    December 17, 2019                      By:  /s/ Joseph E. Hart
Joseph E. Hart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     December 17, 2019                                         /s/ Kevin D. Brown
Kevin D. Brown, Chief Financial Officer (Principal Financial
Officer)

Date:     December 17, 2019                                         /s/ David E. Chymiak
David E. Chymiak, Director

Date:     December 17, 2019                                          /s/ Thomas J. Franz
Thomas J. Franz, Director

Date:     December 17, 2019                                          /s/ James C. McGill
James C. McGill, Chairman of the Board of Directors

Date:     December 17, 2019                                          /s/ John M. Shelnutt
John M. Shelnutt, Director

Date:     December 17, 2019                                          /s/ David W. Sparkman
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

10.3
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

10.5
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher, and Michael Burch dated as of February 28, 2014, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2014 (File 001-10799).

10.6
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.7
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.8
Chairman of the Board of Directors Agreement between the Company and James C. McGill dated October 8, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.9
Employment Agreement between the Company and Joseph E Hart dated October 8, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.10
Sale of Real Estate Agreement dated October 5, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2018 (File No. 001-10799).

10.11
Stock Purchase Agreement by and among Leveling 8 Inc. and ADDvantage Technologies Group, Inc. dated December 26, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-10799).

10.12
Business Loan Agreement between ADDvantage Technologies Group, Inc. and Valley National Bank dated December 17, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-10799).

10.13
First Amendment to Stock Purchase Agreement between Leveling 8 Inc. and ADDvantage Technologies Group, Inc. dated March 15, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2019 (File No. 001-10799).

10.14
Agreement for the Purchase and Sale of Real Estate between ADDvantage Technologies Group of Missouri, Inc. and David Chymiak LLC, dated March 22, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.15
First Addendum to Agreement for the Purchase and Sale of Real Estate between ADDvantage Technologies Group of Missouri, Inc. and David Chymiak LLC, dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.16
Agreement for the Purchase and Sale of Real Estate between NCS Industries, Inc. and David Chymiak LLC, dated March 22, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.17
Executive Employment Agreement dated April 1, 2019 between the Company and Don Kinison, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.18
Executive Employment Agreement dated April 1, 2019 between the Company and Kevin Brown, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.19
Executive Employment Agreement dated April 1, 2019 between the Company and Colby Empey, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.20
Executive Employment Agreement dated April 1, 2019 between the Company and Scott Francis, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.21
Asset Purchase Agreement by and between Fulton Technologies, Inc. and Mill City Communications, Inc., with Aero Communications, Inc., and Buyer ADDvantage Acquisition Corp. dated December 27, 2018, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

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