Form 10-Q
period 2019-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2020-02-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2019

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

1430 Bradley Lane
Carrollton, Texas 75007
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
Yes ⌧ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer □Accelerated filer □
Non-accelerated filer ⌧            Smaller reporting company  ⌧ Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.
□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes □ No ⌧

Shares outstanding of the issuer's $.01 par value common stock as of January 31, 2020 were 10,361,292.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended December 31, 2019

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	December 31, 2019 and September 30, 2019

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three Months Ended December 31, 2019 and 2018

	Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)	5
	Three Months ended December 31, 2019 and 2018

	Consolidated Condensed Statements of Cash Flows (unaudited)	6
	Three Months Ended December 31, 2019 and 2018

	Notes to Unaudited Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 4.	Controls and Procedures.	22

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	23

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$608,105	$1,242,143
Restricted cash	296,174	351,909
Accounts receivable, net of allowance for doubtful accounts of $150,000	4,777,580	4,826,716
Unbilled revenue	2,679,442	2,691,232
Promissory note – current	1,400,000	1,400,000
Income tax receivable	36,350	21,350
Inventories, net of allowance for excess and obsolete inventory of $1,275,000	8,161,656	7,625,573
Prepaid expenses	650,818	543,762
Other assets	77,103	262,462
Total current assets	18,687,228	18,965,147

Property and equipment, at cost:
Machinery and equipment	2,575,220	2,475,545
Leasehold improvements	1,014,643	190,984
Total property and equipment, at cost	3,589,863	2,666,529
Less: Accumulated depreciation	(993,427)	(835,424)
Net property and equipment	2,596,436	1,831,105

Right-of-use operating lease assets	4,261,166	‒
Promissory note – noncurrent	4,390,738	4,975,000
Intangibles, net of accumulated amortization	5,738,457	6,002,998
Goodwill	4,877,739	4,877,739
Other assets	205,100	176,355

Total assets	$40,756,864	$36,828,344

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2019	September 30, 2019
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,188,259	$4,730,537
Accrued expenses	1,478,122	1,617,911
Deferred revenue	290,977	97,478
Bank line of credit	1,700,000	‒
Operating lease obligations - current	1,086,871
Financing lease obligations – current	316,417	‒
Other current liabilities	‒	757,867
Total current liabilities	9,060,646	7,203,793

Operating lease obligations	3,333,181
Financing lease obligations	590,040	‒
Other liabilities	30,199	177,951
Total liabilities	13,014,066	7,381,744

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,861,950 shares issued; 10,361,292 shares outstanding	108,620	108,620
Paid in capital	(4,363,213)	(4,377,103)
Retained earnings	32,997,405	34,715,097
Total shareholders’ equity before treasury stock	28,742,812	30,446,614

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	27,742,798	29,446,600

Total liabilities and shareholders’ equity	$40,756,864	$36,828,344

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
Sales	$13,962,358	$6,810,097
Cost of sales	10,370,376	5,086,708
Gross profit	3,591,982	1,723,389
Operating expenses	1,887,726	492,823
Selling, general and administrative expenses	3,019,403	1,939,605
Depreciation and amortization expense	447,574	299,385
Loss from operations	(1,762,721)	(1,008,424)
Other income (expense):
Interest income	88,631	‒
Income from equity method investment	22,000	‒
Other income (expense)	(57,042)	90
Interest expense	(23,560)	(22,977)
Total other income (expense), net	30,029	(22,887)

Loss before income taxes	(1,732,692)	(1,031,311)
Provision (benefit) for income taxes	(15,000)	172,000
Loss from continuing operations	(1,717,692)	(1,203,311)

Income from discontinued operations, net of tax	‒	164,330

Net loss	$(1,717,692)	$(1,038,981)

Income (loss) per share:
Basic
Continuing operations	$(0.17)	$(0.12)
Discontinued operations	‒	0.02
Net loss	$(0.17)	$(0.10)
Diluted
Continuing operations	$(0.17)	$(0.12)
Discontinued operations	‒	0.02
Net loss	$(0.17)	$(0.10)
Shares used in per share calculation:
Basic	10,361,292	10,361,292
Diluted	10,361,292	10,361,292

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2019	10,861,950	$108,620	$(4,377,103)	$34,715,097	$(1,000,014)	$29,446,600

Net loss	–	–	–	(1,717,692)	–	(1,717,692)
Share based compensation expense	–	–	13,890	–	–	13,890

Balance, December 31, 2019	10,861,950	$108,620	$(4,363,213)	$32,997,405	$(1,000,014)	$27,742,798

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

Net loss	–	–	–	(1,038,981)	–	(1,038,981)
Restricted stock issuance	55,147	552	74,448	–	–	75,000
Share based compensation expense	–	–	28,070	–	–	28,070

Balance, December 31, 2018	10,861,950	$108,620	$(4,495,825)	$38,978,559	$(1,000,014)	$33,591,340

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
Operating Activities
Net loss	$(1,717,692)	$(1,038,981)
Net income from discontinued operations	‒	164,330
Net loss from continuing operations	(1,717,692)	(1,203,311)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	183,033	32,610
Amortization	264,541	266,775
Provision for excess and obsolete inventories	‒	28,000
Share based compensation expense	17,640	54,320
Gain from equity method investment	(22,000)	‒
Changes in assets and liabilities:
Accounts receivable	49,136	(452,453)
Unbilled revenue	11,792	‒
Income tax receivable\payable	(15,000)	69,715
Inventories	(536,083)	(262,699)
Prepaid expenses and other assets	45,807	(79,631)
Accounts payable	(542,278)	(499,053)
Accrued expenses and other liabilities	(108,807)	150,523
Deferred revenue	193,498	‒
Net cash used in operating activities – continuing operations	(2,176,413)	(1,895,204)
Net cash used in operating activities – discontinued operations	‒	(32,783)
Net cash used in operating activities	(2,176,413)	(1,927,987)

Investing Activities
Principal payments from promissory note	584,262	‒
Acquisition of net operating assets of a business	‒	(500,000)
Loan repayment from equity method investee	22,000	37,000
Purchases of property and equipment	(99,675)	(1,519)
Disposals of property and equipment	25,030	‒
Net cash provided by (used in) investing activities – continuing operations	531,617	(464,519)
Net cash provided by investing activities – discontinued operations	‒	5,010,400
Net cash provided by investing activities	531,617	4,545,881

Financing Activities
Change in bank line of credit	1,700,000	‒
Guaranteed payments for acquisition of business	(667,000)	(667,000)
Payments on financing lease obligations	(77,977)	‒
Payments on notes payable	‒	(1,996,279)
Net cash provided by (used in) financing activities – continuing operations	955,023	(2,663,279)
Net cash used in financing activities – discontinued operations	‒	(184,008)
Net cash provided by (used in) financing activities	955,023	(2,847,287)

Net decrease in cash and cash equivalents and restricted cash	(689,773)	(229,393)
Cash and cash equivalents and restricted cash at beginning of period	1,594,052	3,129,280
Cash and cash equivalents and restricted cash at end of period	$904,279	$2,899,887

Supplemental cash flow information:
Cash paid for interest	$102,313	$57,178
Cash paid for income taxes	‒	‒

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the consolidated condensed financial statements not misleading.  The Company’s business is subject to certain seasonal variations due to weather in the geographic areas that services are performed, and to a certain extent due to calendar events and national holidays. Therefore, the results of operations for the three months ended December 31, 2019 and 2018, are not necessarily indicative of the results to be expected for the full fiscal year.  It is suggested that these consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Reclassification

The Company changed its presentation of cost of sales and operating, selling, general and administrative expenses on the consolidated condensed statements of operations.  During fiscal year 2020, the Company reviewed its financial reporting of expenses in connection with its current operating segments in order to enhance the usefulness of the presentation of the Company's expenses.  Based on that review, the Company reclassified certain expenses into operating expenses for presentation purposes.  Operating expenses include the indirect costs associated with operating our businesses.  Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  These costs were previously recorded in either costs of sales or operating, selling, general and administrative expenses in prior periods.  Additionally, the Company reclassified depreciation and amortization from operating, selling, general and administrative expenses into its own financial statement line item in the consolidated statements of operations.  The prior period has been reclassified to conform with the current period’s presentation of costs of sales, operating expenses, selling, general and administrative expenses, and depreciation and amortization.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Note 2 – Revenue Recognition

The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment.  Sales are primarily to customers in the United States.  International sales are made by the Telco segment to customers in Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology which totaled approximately $0.4 million and $0.5 million in the three months ended December 31, 2019 and 2018, respectively.

The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 11% of consolidated revenues for the three months ended December 31, 2019.

Our sales by type were as follows:

	Three Months Ended December 31,
	2019	2018

Wireless services sales	$6,797,881	$	‒
Equipment sales:
Telco	6,782,983		6,619,410
Intersegment	‒		(40,242)
Telco repair sales	8,410		3,600
Telco recycle sales	373,084		227,329
Total sales	$13,962,358		$6,810,097

The timing of revenue recognition from the wireless segment results in contract assets and contract liabilities.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, the Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.  Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, in the consolidated condensed balance sheets.  At December 31, 2019 and September 30, 2019, contract assets were $2.7 million and $2.7 million, respectively, and contract liabilities were $0.3 million and $0.1 million, respectively.  The Company recognized $67 thousand of revenue for the three months ended December 31, 2019 related to contract liabilities of $0.1 million that were recorded in Deferred revenue at September 30, 2019.

Note 3 – Accounts Receivable Agreements

The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables.  As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At December 31, 2019, the third-party financial institution has a reserve against the sold receivables of $0.3 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $2.4 million at December 31, 2019 for which there is a limit of $3.5 million.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at December 31, 2019 as the Company concluded that the sold receivables are collectible.  The other agreements without recourse are under programs offered by certain customers in the Wireless segment.

For the three months ended December 31, 2019, the Company received proceeds from the sold receivables under all of the various agreements of $7.0 million and included the proceeds in net cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows.  The cost of selling these receivables ranges from 1.0% to 1.8%.

The Company recorded costs of $0.1 million for the three months ended December 31, 2019, in other expense in the Consolidated Condensed Statements of Operations.

The Company accounts for these transactions in accordance with ASC 860, “Transfers and Servicing” (“ASC 860”).  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from accounts receivable, net on the consolidated condensed balance sheets.  Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables.

Note 4 – Promissory Note

The Company completed a sale of its former Cable TV reporting segment on June 30, 2019.  In the first quarter of 2020, Leveling 8 Inc. (“Leveling 8”) paid the Company the first installment of $0.7 million, including interest of $0.1 million, under the promissory note as part of the sale of the Cable TV segment to Leveling 8.  David Chymiak, a director and substantial shareholder of the Company, personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of David Chymiak’s Company common stock.

The remaining promissory note will be paid in semi-annual installments over five years including interest of 6% as follows:

Fiscal year 2020	$700,000
Fiscal year 2021	1,400,000
Fiscal year 2022	940,000
Fiscal year 2023	940,000
Fiscal year 2024	2,970,000
Total proceeds	6,950,000
Less: interest to be paid	(1,159,262)
Promissory note principal balance	$5,790,738

Note 5 – Inventories

Inventories, which are all within the Telco segment, at December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019	September 30, 2019

New equipment	$1,547,653	$1,496,145
Refurbished and used equipment	7,889,003	7,404,428
Allowance for excess and obsolete inventory	(1,275,000)	(1,275,000)

Total inventories, net	$8,161,656	$7,625,573

New equipment includes products purchased from manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished and used equipment includes factory refurbished, Company refurbished and used products.

The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company has a $1.3 million allowance at December 31, 2019 and September 30, 2019.

Note 6 – Intangible Assets

The intangible assets with their associated accumulated amortization amounts at December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,757,291)	$4,638,709
Trade name – 10 years	2,119,000	(1,019,252)	1,099,748
Non-compete agreements – 3 years	374,000	(374,000)	‒

Total intangible assets	$10,889,000	$(5,150,543)	$5,738,457

	September 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,547,389)	$4,848,611
Trade name – 10 years	2,119,000	(966,280)	1,152,720
Non-compete agreements – 3 years	374,000	(372,333)	1,667

Total intangible assets	$10,889,000	$(4,886,002)	$6,002,998

Note 7 – Notes Payable and Line of Credit

Credit Agreement

The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2020.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (4.75% at December 31, 2019), and the interest rate is reset monthly.  The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0 measured annually.  At December 31, 2019, there was $1.7 million outstanding under the line of credit.  Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory.  Under these limitations, the Company’s total line of credit borrowing capacity was $3.5 million at December 31, 2019.

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

Basic and diluted earnings per share for the three months ended December 31, 2019 and 2018 are:
	Three Months Ended December 31,
	2019	2018
Loss from continuing operations	$(1,717,692)	$(1,203,311)
Discontinued operations, net of tax	−	164,330
Net income attributable to common shareholders	$(1,717,692)	$(1,038,981)

Basic weighted average shares	10,361,292	10,361,292
Effect of dilutive securities:
Stock options	‒	‒
Diluted weighted average shares	10,361,292	10,361,292

Earnings (loss) per common share:
Basic:
Continuing operations	$(0.17)	$(0.12)
Discontinued operations	−	0.02
Net loss	$(0.17)	$(0.10)
Diluted:
Continuing operations	$(0.17)	$(0.12)
Discontinued operations	−	0.02
Net loss	$(0.17)	$(0.10)

The table below includes information related to stock options that were outstanding at the end of each respective three-month period ended December 31 but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.  The stock options were anti-dilutive because the Company had a net loss for the periods presented.  Additionally, for certain stock options, the exercise price exceeded the average market price per share of our common stock for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
Stock options excluded	770,000	620,000
Weighted average exercise price of
stock options	$1.73	$1.83
Average market price of common stock	$2.27	$1.34

Note 9 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

At December 31, 2019, 1,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 7,154 shares were available for future grants.
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

A summary of the status of the Company's stock options at December 31, 2019 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value
Outstanding at September 30, 2019	770,000	$1.73	$352,700
Granted	‒	‒	‒
Exercised	–	–	–
Expired	–	–	–
Forfeited	‒	‒	‒
Outstanding at December 31, 2019	770,000	$1.73	$56,300

Exercisable at December 31, 2019	486,668	$1.93	$22,933

No nonqualified stock options were granted for the three months ended December 31, 2019.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company recognizes forfeitures as they occur.

Compensation expense related to unvested stock options recorded for the three months ended December 31, 2019 is as follows:

Three Months Ended December 31, 2019
Fiscal year 2017 grant	$2,686
Fiscal year 2019 grants	$11,203

The Company records compensation expense over the vesting term of the related options.  At December 31, 2019, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $59,754.

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

Note 10 – Leases

Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), utilizing the modified-retrospective transition approach. which is intended to improve financial reporting about leasing transactions. The standard requires the recognition of right-of-use assets and lease liabilities on the consolidated balance sheet and disclosure of key information about leasing arrangements.  The Company elected to use the transition option that allows the Company to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the year of adoption.  The adoption of ASC 842 did not result in any adjustments to retained earnings.

In accordance with ASC 842, the Company has made accounting policy elections (1) to not apply the new standard to lessee arrangements with a term of twelve months or less and (2) to combine lease and non-lease components.  The non-lease components are not material and do not result in significant timing differences in the recognition of lease expense.  As a result of adopting ASC 842, the Company recognized net operating lease right-of-use assets of $4.7 million and operating lease liabilities of $4.7 million on the effective date.  In addition, as a result of adopting ASC 842, the Company recognized net financing lease assets of $0.6 million and financing lease liabilities of $0.6 million on the effective date that were previously accounted for as operating leases.

The Company categorizes leases at their inception as either operating or finance leases. The Company has operating and financing leases in place for various office and warehouse properties, vehicles and certain wireless services equipment.  The leases have remaining lease terms of one year to ten years, some of which include the option to extend the lease terms.  Operating leases are included in right-of-use operating lease assets, operating lease liabilities - current, and operating lease liabilities in the consolidated condensed balance sheets.  Finance leases are included in net property and equipment, financing lease liabilities – current, and financing lease liabilities in the consolidated condensed balance sheets.

Leased assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company uses a discount rate that approximates the rate of interest for a collateralized loan over a similar term as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable.  Leases that have a term of twelve months or less upon commencement date are considered short-term in nature.  Accordingly, short-term leases are not included in the consolidated balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date the Company has the right to control the property.

The components of lease expense are as follows for the three months ended:

December 31, 2019

Operating lease cost	$292,122

Finance lease cost:
Amortization of right-of-use assets	$60,230
Interest on lease liabilities	12,169
Total finance lease cost	$72,399

Supplemental cash flow information related to leases are as follows for the three months ended:
	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases		$292,428
Operating cash flows from finance leases		$12,169
Financing cash flows from finance leases		$77,977

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$	‒
Finance leases		$239,517

Supplemental balance sheet information related to leases are as follows:

December 31, 2019
Operating leases
Operating lease right-of-use assets	$4,261,166

Operating lease obligations - current	$1,086,871
Operating lease obligations	3,333,181
Total operating lease liabilities	$4,420,052

Finance leases
Property and equipment, gross	$873,719
Accumulated depreciation	(60,230)
Property and equipment, net	$813,489

Financing lease obligations - current	$316,417
Financing lease obligations	590,040
Total finance lease liabilities	$906,457

Weighted Average Remaining Lease Term
Operating leases	4.29 years
Finance leases	3.80 years
Weighted Average Discount Rate
Operating leases	5.00%
Finance leases	4.94%

Maturities of lease liabilities are as follows for the years ending September 30:

	Operating Leases	Financing Leases
2020	$890,541	$292,742
2021	1,204,948	225,066
2022	1,225,470	191,948
2023	1,119,773	177,771
2024	544,256	138,753
Thereafter	19,699	4,008
Total lease payments	5,004,687	1,030,288
Less imputed interest	584,635	123,831
Total	$4,420,052	$906,457

The Company will be relocating its headquarters and Wireless segment Texas location to a new facility in Carrollton, Texas, a suburb of Dallas, Texas, commencing in February 2020.  The facility will be leased over five years and will be accounted for as an operating lease with an estimated right of use asset and lease obligation to be recorded at commencement of $1.1 million.

Note 11 – Segment Reporting

The Company is reporting its financial performance based on its external reporting segments: Wireless Infrastructure Services and Telecommunications.  These reportable segments are described below.

Wireless Infrastructure Services (“Wireless”)

The Wireless segment provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.

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

	Three Months Ended
	December 31, 2019	December 31, 2018
Sales
Wireless	$6,797,881	$ ‒
Telco	7,164,477	6,810,097
Total sales	$13,962,358	$6,810,097

Gross profit
Wireless	$1,872,556	$ ‒
Telco	1,719,426	1,723,389
Total gross profit	$3,591,982	$1,723,389

Loss from operations
Wireless	$(1,087,444)	$ ‒
Telco	(675,277)	(1,008,424)
Total loss from operations	$(1,762,721)	$(1,008,424)

	December 31, 2019	September 30, 2019
Segment assets
Wireless	$7,846,232	$5,515,793
Telco	25,335,171	22,619,565
Non-allocated	7,575,461	8,692,986
Total assets	$40,756,864	$36,828,344

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

Overview

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company.  MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2019, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.

The Company reports its financial performance based on two external reporting segments: Wireless and Telecommunications.  These reportable segments are described below.

Wireless Infrastructure Services (“Wireless”)

The Company’s Wireless segment provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended December 31, 2019 and December 31, 2018

Consolidated

Consolidated sales increased $7.2 million, or 105%, to $14.0 million for the three months ended December 31, 2019 from $6.8 million for the three months ended December 31, 2018.  The increase in sales was in the Wireless segment and Telco segment of $6.8 million and $0.4 million, respectively. Consolidated gross profit increased $1.9 million, or 108%, to $3.6 million for the three months ended December 31, 2019 from $1.7 million for the same period last year.  The increase in gross profit was due primarily to the Wireless segment.

Consolidated operating expenses include indirect costs associated with operating our business.  Indirect costs are costs that are not directly attributable to projets or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  Operating expenses increased $1.4 million, or 284%, to $1.9 million for the three months ended December 31, 2019 from $0.5 million the same period last year.  The increase in operating expenses was due to the addition of the Wireless segment of $1.2 million and an increase in operating expenses in the Telco segment of $0.2 million.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories.  Selling, general and administrative expenses increased $1.1 million, or 55%, to $3.0 million for the three months ended December 31, 2019 from $1.9 million for the same period last year.  This was due to the addition of the Wireless segment of $1.6 million, partially offset by a decrease in the Telco segment of $0.5 million, respectively.

Depreciation and amortization expenses increased $0.1 million, or 49%, to $0.4 million for the three months ended December 31, 2019 from $0.3 million for the same period last year.  The increase was due primarily to increased depreciation expense resulting from the acquisition of Fulton in January 2019.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019.  Interest income was $0.1 million for the three months ended December 31, 2019 and zero for the same period last year.

Income from equity method investment, which consists of activity related to our investment in YKTG Solutions, for the three months ended December 31, 2019 was $22 thousand and zero for the three months ended December 31, 2018.  The income for the three months ended December 31, 2019 consisted primarily of payments received under a loan to the former YKTG Solutions partners.

Other income (expense) for the three months ended December 31, 2019 was an expense of $57 thousand as compared to almost zero for the same period last year.  The expense for the three months ended December 31, 2019 is primarily related to our factoring arrangements with our Wireless segment.

Interest expense for the three months ended December 31, 2019 was $24 thousand as compared to $23 thousand for the same period last year.  The expense for the three months ended December 31, 2019 was primarily related to interest expense on the revolving bank line of credit.  The expense for the three months ended December 31, 2018 was primarily related to interest expense from our outstanding term loans that were extinguished in November 2018.

The provision (benefit) for income taxes was a benefit of $15 thousand for the three months ended December 31, 2019 compared to a provision for income taxes of $0.2 million for the three months ended December 31, 2018.  The tax provision for the three months ended December 31, 2018 was due primarily to an increase in the valuation allowance netting the deferred tax assets to zero.

Segment Results

Wireless

Revenues for the Wireless segment were $6.8 million for the three months ended December 31, 2019 and zero for the same period last year as the acquisition of Fulton Technologies, Inc. and its affiliate (“Fulton”) in January 2019, which was after the first fiscal quarter of 2019.  Substantially all of the revenue for the year was derived from wireless infrastructure services.

Revenue for the three months ended December 31, 2019 was negatively impacted by the normal holiday months and winter weather, an unexpected decline in revenue due to a large carrier completing its work in the Southern United States earlier than expected, and continued delays regarding the T-Mobile/Sprint merger decision.  Management has repositioned much of its Southern workforce to the Northern states to supplement growth and backlog in its North business division.  The repositioning took several weeks, creating unforeseen costs and lost revenue.  In aggregate, the time required to reposition crews, plus the expected weather and holiday impact, resulted in approximately three weeks of lost productivity, significantly impacting our revenue, margin, and profitability. We believe this situation is not representative of the normalized business in the future, although the weather impact will continue in the second fiscal quarter.

Gross margin was $1.9 million, or 28%, for the three months ended December 31, 2019.

Operating expenses were $1.2 million for the three months ended December 31, 2019.

Selling, general and administrative expenses were $1.6 million for the three months ended December 31, 2019.

Depreciation and amortization expense was $0.1 million for the three months ended December 31, 2019.

Overall, the Wireless segment incurred an operating loss of $1.1 million due primarily to the normal seasonality of the business during the winter and holiday months, carrier year-end budget cycles and the slowdown in the South.

Telco

Sales for the Telco segment increased $0.4 million to $7.2 million for the three months ended December 31, 2019 from $6.8 million for the same period last year.  The increase in sales for the Telco segment was due to an increase in equipment sales of $0.3 million and recycling revenue of $0.1 million.  The increase in Telco equipment sales was due to Nave Communications of $0.1 million and Triton Datacom of $0.2 million.

Gross profit was $1.7 million, or 24% for the three months ended December 31, 2019 and $1.7 million, or 25%, for the three months ended December 31, 2018.  The slight decrease in gross margin percentage was due primarily to the overall mix of equipment sales.

Operating expenses increased $0.2 million to $0.7 million for the three months ended December 31, 2019 from $0.5 million for the same period last year.  This increase was due primarily to additional facility costs as a result of moving into Triton’s new facility in the first fiscal quarter of 2020 and additional personnel costs.

Selling, general and administrative expenses decreased $0.5 million to $1.4 million for the three months ended December 31, 2019 from $1.9 million for the same period last year.  This decrease was due primarily to decreased corporate overhead allocation as a result of adding an additional segment due to the acquisition of Fulton in January 2019.

Depreciation and amortization expense remained relatively flat at $0.3 million for the three months ended December 31, 2019 and 2018.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes stock compensation expense, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of loss from operations to Adjusted EBITDA follows:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Wireless	Telco	Total	Wireless		Telco	Total
Loss from operations	$(1,087,443)	$(675,278)	$(1,762,721)	$	−	$(1,008,424)	$(1,008,424)
Depreciation and amortization expense	146,696	300,879	447,575		−	299,385	299,385
Stock compensation expense	8,804	8,835	17,639		−	54,320	54,320
	$(931,943)	$(365,564)	$(1,297,507)	$	−	$(654,719)	$(654,719)

Critical Accounting Policies

Note 1 to the Consolidated Financial Statements in Form 10-K for fiscal 2019 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us.  We believe the following items require the most significant judgments and often involve complex estimates.

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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2019, we had total inventory, before the reserve for excess and obsolete inventories, of $9.4 million, consisting of $1.5 million in new products and $7.9 million in used or refurbished products.

We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $1.3 million at December 31, 2019.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.2 million at December 31, 2019 and September 30, 2019.   At December 31, 2019, accounts receivable, net of allowance for doubtful accounts, was $4.8 million.

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

We did not record a goodwill impairment for the Telco segment in the three year period ended September 30, 2019.  In addition, we are implementing strategic plans as discussed in Recent Business Developments above and in our fiscal year 2019 Form 10-K to help prevent impairment charges in the future.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, a material negative change in the relationships with one or more of our significant customers or equipment suppliers, failure to successfully implement our plan to restructure and expand the Telco sales organization, and failure to reduce inventory levels within the Telco segment.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Wireless segment and Telco segment also may change.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

We finance our operations primarily through cash flows provided by operations, and we have a revolving bank line of credit of up to $4.0 million.  During the three months ended December 31, 2019, we used $2.2 million of cash flows for operations.  The cash flows from operations was negatively impacted by $0.5 million from a net decrease in accounts payable and $0.5 million from a net increase in inventory.

Cash Flows Used for Investing Activities

During the three months ended December 31, 2019, cash provided by investing activities was $0.5 million, consisting primarily of payments received under the promissory note related to the sale of the cable business in fiscal year 2019.

Cash Flows Used for Financing Activities

During the three months ended December 31, 2019, cash provided by financing activities was $1.0 million, which primarily related to net borrowings of $1.7 million under our revolving credit agreement, partially offset by the final guaranteed payment of $0.7 million to the Triton Miami, Inc. partners.

Our credit agreement contains a $4.0 million revolving line of credit, which matures on December 17, 2020.  The revolving line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (4.75% at December 31, 2019), and the interest rate is reset monthly.  The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the revolving line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, our total available revolving line of credit borrowing base was $3.5 million at December 31, 2019.

We believe that our cash and cash equivalents and restricted cash of $0.9 million at December 31, 2019 and our existing revolving bank line of credit as well as the promissory note from the sale of the cable business will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.  In addition, we have begun evaluating alternative sources of capital to enhance the Company’s cash position and assist in its working capital needs, especially related to anticipated growth.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1	Business Bank Loan Agreement dated December 17, 2019.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  February 13, 2020 /s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  February 13, 2020 /s/ Kevin D. Brown
Kevin D. Brown,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Financial Institution Business Loan Agreement dated December 17, 2019.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.