Form 10-Q
period 2020-05-13
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2020-05-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Shares outstanding of the issuer's $.01 par value common stock as of April 30, 2020 were 10,471,292.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended March 31, 2020

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	March 31, 2020 and September 30, 2019

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Six Months Ended March 31, 2020 and 2019

	Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)	5
	Three and Six Months ended March 31, 2020 and 2019

	Consolidated Condensed Statements of Cash Flows (unaudited)	6
	Six Months Ended March 31, 2020 and 2019

	Notes to Unaudited Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 4.	Controls and Procedures.	28

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	29

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$4,156,068	$1,242,143
Restricted cash	104,300	351,909
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $150,000, respectively	4,893,779	4,826,716
Unbilled revenue	1,660,710	2,691,232
Promissory note – current	1,400,000	1,400,000
Income tax receivable	34,915	21,350
Inventories, net of allowance for excess and obsolete inventory of $3,400,000 and $1,275,000, respectively	5,406,181	7,625,573
Prepaid expenses	1,124,087	543,762
Other assets	163,727	262,462
Total current assets	18,943,767	18,965,147

Property and equipment, at cost:
Machinery and equipment	3,422,299	2,475,545
Leasehold improvements	483,928	190,984
Total property and equipment, at cost	3,906,227	2,666,529
Less: Accumulated depreciation	(1,126,489)	(835,424)
Net property and equipment	2,779,738	1,831,105

Right-of-use operating lease assets	5,178,084	‒
Promissory note – noncurrent	4,390,738	4,975,000
Intangibles, net of accumulated amortization	1,584,349	6,002,998
Goodwill	57,554	4,877,739
Other assets	180,452	176,355

Total assets	$33,114,682	$36,828,344

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	September 30, 2019
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,375,148	$4,730,537
Accrued expenses	1,363,364	1,617,911
Deferred revenue	260,420	97,478
Bank line of credit	3,500,000	‒
Note payable – current	1,244,289	‒
Operating lease obligations – current	1,219,301	‒
Financing lease obligations – current	317,023	‒
Other current liabilities	‒	757,867
Total current liabilities	12,279,545	7,203,793

Note payable	2,213,104	‒
Operating lease obligations	4,174,774	‒
Financing lease obligations	708,825	‒
Other liabilities	14,530	177,951
Total liabilities	19,390,778	7,381,744

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 10,971,950 and 10,861,950 shares issued, respectively; 10,471,292 and 10,361,292 shares outstanding, respectively	109,720	108,620
Paid in capital	(3,722,126)	(4,377,103)
Retained earnings	18,336,324	34,715,097
Total shareholders’ equity before treasury stock	14,723,918	30,446,614

Less: Treasury stock, 500,658 shares, at cost	(1,000,014)	(1,000,014)
Total shareholders’ equity	13,723,904	29,446,600

Total liabilities and shareholders’ equity	$33,114,682	$36,828,344

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales	$11,959,125	$12,889,940	$25,921,483	$19,700,037
Cost of sales	12,397,762	9,413,424	22,768,138	14,500,132
Gross profit	(438,637)	3,476,516	3,153,345	5,199,905
Operating expenses	1,967,134	1,838,452	3,854,860	2,331,274
Selling, general and administrative expenses	3,079,181	2,599,236	6,098,584	4,538,841
Impairment of intangibles including goodwill	8,714,306	‒	8,714,306	‒
Depreciation and amortization expense	507,785	387,703	955,359	687,088
Loss from operations	(14,707,043)	(1,348,875)	(16,469,764)	(2,357,298)
Other income (expense):
Interest income	86,672	‒	175,303	‒
Income from equity method investment	18,500	55,000	40,500	55,000
Other expense	(92)	(40,509)	(57,134)	(40,420)
Interest expense	(59,118)	(19,775)	(82,678)	(42,752)
Total other income (expense), net	45,962	(5,284)	75,991	(28,172)

Loss before income taxes	(14,661,081)	(1,354,159)	(16,393,773)	(2,385,470)
Provision (benefit) for income taxes	‒	(143,000)	(15,000)	29,000
Loss from continuing operations	(14,661,081)	(1,211,159)	(16,378,773)	(2,414,470)

Income (loss) from discontinued operations, net of tax	‒	(4,704)	‒	159,626

Net loss	$(14,661,081)	$(1,215,863)	$(16,378,773)	$(2,254,844)

Income (loss) per share:
Basic
Continuing operations	$(1.41)	$(0.12)	$(1.58)	$(0.24)
Discontinued operations	‒	(0.00)	‒	0.02
Net loss	$(1.41)	$(0.12)	$(1.58)	$(0.22)
Diluted
Continuing operations	$(1.41)	$(0.12)	$(1.58)	$(0.24)
Discontinued operations	‒	(0.00)	‒	0.02
Net loss	$(1.41)	$(0.12)	$(1.58)	$(0.22)
Shares used in per share calculation:
Basic	10,423,514	10,361,292	10,392,404	10,361,292
Diluted	10,423,514	10,361,292	10,392,404	10,361,292

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2019	10,861,950	$108,620	$(4,377,103)	$34,715,097	$(1,000,014)	$29,446,600

Net loss	–	–	–	(1,717,692)	–	(1,717,692)
Share based compensation expense	–	–	13,890	–	–	13,890

Balance, December 31, 2019	10,861,950	$108,620	$(4,363,213)	$32,997,405	$(1,000,014)	$27,742,798

Net loss	–	–	–	(14,661,081)	–	(14,661,081)
Restricted stock issuance	–	–	475,618	–	–	475,618
Stock option exercise	110,000	1,100	171,833	–	–	172,933
Share based compensation expense	–	–	(6,364)	–	–	(6,364)

Balance, March 31, 2020	10,971,950	$109,720	$(3,722,126)	$18,336,324	$(1,000,014)	$13,723,904

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

Net loss	–	–	–	(1,038,981)	–	(1,038,981)
Restricted stock issuance	55,147	552	74,448	–	–	75,000
Share based compensation expense	–	–	28,070	–	–	28,070

Balance, December 31, 2018	10,861,950	$108,620	$(4,495,825)	$38,978,559	$(1,000,014)	$33,591,340

Net loss	–	–	–	(1,215,863)	–	(1,215,863)
Share based compensation expense	–	–	33,019	–	–	33,019

Balance, March 31, 2019	10,861,950	$108,620	$(4,462,806)	$37,762,696	$(1,000,014)	$32,408,496

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended March 31,
	2020		2019
Operating Activities
Net loss		$(16,378,773)		$(2,254,844)
Net income from discontinued operations		‒		159,626
Net loss from continuing operations		(16,378,773)		(2,414,470)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation		427,942		147,438
Amortization		527,417		539,650
Impairment of intangibles including goodwill		8,714,306		‒
Provision for excess and obsolete inventories		2,125,000		77,889
Share based compensation expense		106,059		106,089
Loss from disposal of property and equipment		‒		19,377
Gain from equity method investment		(40,500)		(55,000)
Changes in assets and liabilities:
Accounts receivable		(67,064)		(1,537,168)
Unbilled revenue		1,030,522		(935,676)
Income tax receivable\payable		(13,565)		90,702
Inventories		94,392		(1,122,543)
Prepaid expenses and other assets		(108,605)		(397,793)
Accounts payable		(355,389)		1,088,667
Accrued expenses and other liabilities		(401,003)		43,055
Deferred revenue		162,942		‒
Net cash used in operating activities – continuing operations		(4,176,319)		(4,349,783)
Net cash provided by operating activities – discontinued operations		‒		159,362
Net cash used in operating activities		(4,176,319)		(4,190,421)

Investing Activities
Proceeds from promissory note receivable		584,262		‒
Acquisition of net operating assets of a business		‒		(1,264,058)
Loan repayment from equity method investee		40,500		104,000
Purchases of property and equipment		(155,250)		(139,668)
Disposals of property and equipment		82,933		‒
Net cash provided by (used in) investing activities – continuing operations		552,445		(1,299,726)
Net cash provided by investing activities – discontinued operations		‒		6,350,000
Net cash provided by investing activities		552,445		5,050,274

Financing Activities
Change in bank line of credit		3,500,000		‒
Proceeds from note payable		3,457,393		‒
Guaranteed payments for acquisition of business		(667,000)		(667,000)
Payments on financing lease obligations		(173,136)		‒
Payments on notes payable		‒		(1,246,279)
Proceeds from stock options exercised		172,933		‒
Net cash provided by (used in) financing activities – continuing operations		6,290,190		(1,913,279)
Net cash used in financing activities – discontinued operations		‒		(597,906)
Net cash provided by (used in) financing activities		6,290,190		(2,511,185)

Net increase (decrease) in cash and cash equivalents and restricted cash		2,666,316		(1,651,332)
Cash and cash equivalents and restricted cash at beginning of period		1,594,052		3,129,280
Cash and cash equivalents and restricted cash at end of period		$4,260,368		$1,477,948

Supplemental cash flow information:
Cash paid for interest		$143,668		$92,939
Cash paid for income taxes	$	‒	$	‒

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Accounting Policies

Basis of presentation

The unaudited consolidated condensed financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company” or “we”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Wireless Infrastructure Services (“Wireless”) and Telecommunications (“Telco”).

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, which are, in the opinion of management, necessary in order to make the unaudited consolidated condensed financial statements not misleading.  The Company’s business is subject to certain seasonal variations due to weather in the geographic areas that services are performed, and to a certain extent due to calendar events and national holidays. Therefore, the results of operations for the six months ended March 31, 2020 and 2019, are not necessarily indicative of the results to be expected for the full fiscal year.  It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Reclassification

The Company changed its presentation of cost of sales and operating, selling, general and administrative expenses on the unaudited consolidated condensed statements of operations.  During fiscal year 2020, the Company reviewed its financial reporting of expenses in connection with its current operating segments in order to enhance the usefulness of the presentation of the Company’s expenses. Based on that review, the Company reclassified certain expenses into operating expenses for presentation purposes.  Operating expenses include the indirect costs associated with operating our businesses.  Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  These costs were previously recorded in either costs of sales or operating, selling, general and administrative expenses in prior periods.  Additionally, the Company reclassified depreciation and amortization from operating, selling, general and administrative expenses into its own financial statement line item in the unaudited consolidated condensed statements of operations.  Selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. The prior period has been reclassified to conform with the current period’s presentation of costs of sales, operating expenses, selling, general and administrative expenses, and depreciation and amortization.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Note 2 – Revenue Recognition

The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment. Sales are primarily to customers in the United States. International sales are made by the Telco segment to customers in Central America, South America and, to a substantially lesser extent, other international regions that utilize the same technology which totaled approximately $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $0.8 million and $1.0 million for the six months ended March 31, 2020 and 2019, respectively.

The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 10% of consolidated revenues for the six months ended March 31, 2020.

Our sales by type were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Wireless services sales	$4,671,850	$4,217,924	$11,469,731	$4,217,924
Equipment sales:
Telco	6,981,478	8,258,719	13,764,461	14,878,129
Intersegment	‒	(3,905)	‒	(44,147)
Telco repair sales	7,792	10,400	16,202	14,000
Telco recycle sales	298,005	406,802	671,089	634,131
Total sales	$11,959,125	$12,889,940	$25,921,483	$19,700,037

The timing of revenue recognition from the wireless segment results in contract assets and contract liabilities.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, the Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.  Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, in the consolidated condensed balance sheets. At March 31, 2020 and September 30, 2019, contract assets were $1.7 million and $2.7 million, respectively, and contract liabilities were $1.0 million and $0.1 million, respectively. The Company recognized the entire $0.1 million of contract revenue during the six months ended March 31, 2020 related to contract liabilities recorded in Deferred revenue at September 30, 2019.

Note 3 – Accounts Receivable Agreements

The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables.  As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At March 31, 2020, the third-party financial institution has a reserve against the sold receivables of $0.1 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $0.8 million at March 31, 2020 for which there is a limit of $4.0 million.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at March 31, 2020 as the Company concluded that the sold receivables are collectible.  The other agreements without recourse are under programs offered by certain customers in the Wireless segment.

For the six months ended March 31, 2020 and 2019, the Company received proceeds from the sold receivables under all of the various agreements of $11.4 million and $2.9 million, respectively, and included the proceeds in net cash provided by operating activities in the Consolidated Condensed Statements of Cash Flows.  The fees associated with selling these receivables ranged from 1.0% to 1.8% of the gross receivables sold for the six months ended March 31, 2020 and 1.7% to 1.9% of the gross receivables sold for the six months ended March 31, 2019.  The Company recorded costs of $0.1 million and $0.2 million for the three and six months ended March 31, 2020, respectively, and $0.1 million for both the three and six months ended March 31, 2019, in other expense in the Consolidated Condensed Statements of Operations.

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

Note 4 – Promissory Note

The Company completed a sale of its former Cable TV reporting segment on June 30, 2019.  In the first quarter of 2020, Leveling 8 Inc. (“Leveling 8”) paid the Company the first installment of $0.7 million, including interest of $0.1 million, under the promissory note as part of the sale of the Cable TV segment to Leveling 8.  David Chymiak, a director and substantial shareholder of the Company, personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of David Chymiak’s Company common stock.  On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million to monetize a portion of this promissory note (see Note 8).

The remaining promissory note will be paid in semi-annual installments over five years including interest of 6% as follows:

Fiscal year 2020	$700,000
Fiscal year 2021	1,400,000
Fiscal year 2022	940,000
Fiscal year 2023	940,000
Fiscal year 2024	2,970,000
Total proceeds	6,950,000
Less: interest to be paid	(1,159,262)
Promissory note principal balance	$5,790,738

Note 5 – Inventories

Inventories, which are all within the Telco segment, at March 31, 2020 and September 30, 2019 are as follows:

	March 31, 2020	September 30, 2019

New equipment	$946,878	$1,496,145
Refurbished and used equipment	7,859,303	7,404,428
Allowance for excess and obsolete inventory	(3,400,000)	(1,275,000)

Total inventories, net	$5,406,181	$7,625,573

New equipment includes products purchased from manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished and used equipment includes factory refurbished, Company refurbished and used products.

The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program and recorded a $2.1 million expense in Cost of sales to increase the allowance for excess and obsolete inventory.  Therefore, the Company has a $3.4 million and a $1.3 million allowance at March 31, 2020 and September 30, 2019, respectively.

Note 6 – Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.”  ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted future cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

As of March 31, 2020, the Company determined that changes in the economy related to the COVID-19 pandemic and the continued losses experienced in the Telco segment may cause the carrying amounts of its intangible assets to exceed their fair values.  The Company performed an assessment of its intangible assets and determined that the carrying value of its customer relationships were in fact impaired based on valuation appraisals performed by the Company using a multi-period excess earnings model.  Therefore, the Company recorded a $3.9 million impairment charge in the Telco segment.

Intangible assets with their associated accumulated amortization and impairment at March 31, 2020 and September 30, 2019 are as follows:

	March 31, 2020
	Gross	Accumulated Amortization	Impairment	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,964,306)	$(3,894,121)	$537,573
Trade name – 10 years	2,119,000	(1,072,224)	‒	1,046,776
Non-compete agreements – 3 years	374,000	(374,000)	‒	‒

Total intangible assets	$10,889,000	$(5,410,530)	$(3,894,121)	$1,584,349

	September 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,547,389)	$4,848,611
Trade name – 10 years	2,119,000	(966,280)	1,152,720
Non-compete agreements – 3 years	374,000	(372,333)	1,667

Total intangible assets	$10,889,000	$(4,886,002)	$6,002,998

Note 7 – Goodwill

The Company tests goodwill at least annually for impairment. The Company tests more frequently if indicators are present or changes in circumstances suggest that impairment may exist. These indicators include, among others, declines in sales, earnings or cash flows, or the development of a material adverse change in the business climate. The Company assesses goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.  The reporting units for the Company are its two operating segments.

As of March 31, 2020, indicators were present, which indicated that the Company should test for impairment of goodwill.  These indicators included reduced revenues in the current fiscal year and the overall impact of the business climate as a result of the COVID-19 pandemic.  While the Company is deemed an essential service during the COVID-19 pandemic and has remained in operation, it has seen a reduced revenue stream in the current year.  Therefore, the Company performed a goodwill impairment analysis as of March 31, 2020.  This analysis forecasted the debt free cash flows of the segment, on a discounted basis, to estimate the fair value of the segment compared to the carrying value of the segment. For the Telco segment, the carrying value exceeded the estimated fair value of the segment by more than the carrying amount of goodwill recorded in the segment.  Therefore, the Company fully impaired the goodwill balance in the Telco segment and recorded an impairment charge of $4.8 million.

Note 8 – Notes Payable and Line of Credit

Loan Agreement

On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million, bearing interest at 6% per annum.  The loan is payable in seven semi-annual installments of principal and interest with the first payment due June 30, 2020, and the final payment due June 30, 2023.   Payment of the loan may be accelerated in the event of a default.  The principal and interest payments correlate to the promissory note with Leveling 8 (see Note 4). The loan is secured by substantially all of the assets of the Company, including, without limitation, the promissory note that the Company received in connection with the sale of its cable segment in 2019 to Leveling 8, Inc. (see Note 4).

Credit Agreement

The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2020.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (4.25% at March 31, 2020), and the interest rate is reset monthly.  At March 31, 2020, there was $3.5 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $3.6 million at March 31, 2020.

Loan Covenant with Primary Financial Lender

Both the March 10, 2020 loan agreement and line of credit agreement provide that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charge) of not less than 1.25 to 1.0 measured annually.  The Company believes that it is probable that it will not be in compliance with this covenant as of the measurement date of September 30, 2020. The noncompliance with this covenant would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement.

Paycheck Protection Program Loan

Subsequent to March 31, 2020, the Company applied and received a SBA Payroll Protection Program (“PPP”) loan with its primary lender for $2.9 million, bearing interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020.  The loan matures on April 10, 2022.  In the event certain conditions of the PPP loan, which are still being finalized by the SBA and Congress, are satisfied by the Company, the loan, or a portion thereof, will be forgiven.

Fair Value of Debt

The carrying value of the Company’s variable-rate line of credit approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.  The carrying value of the Company’s term debt approximates fair value.

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

Basic and diluted earnings per share for the three and six months ended March 31, 2020 and 2019 are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Loss from continuing operations	$(14,661,081)	$(1,211,159)	$(16,378,773)	$(2,414,470)
Discontinued operations, net of tax	−	(4,704)	−	159,626
Net loss attributable to common shareholders	$(14,661,081)	$(1,215,863)	$(16,378,773)	$(2,254,844)

Basic weighted average shares	10,423,514	10,361,292	10,392,404	10,361,292
Effect of dilutive securities:
Stock options	−	−	−	−
Diluted weighted average shares	10,423,514	10,361,292	10,392,404	10,361,292

Earnings (loss) per common share:
Basic:
Continuing operations	$(1.41)	$(0.12)	$(1.58)	$(0.24)
Discontinued operations	−	(0.00)	−	0.02
Net loss	$(1.41)	$(0.12)	$(1.58)	$(0.22)
Diluted:
Continuing operations	$(1.41)	$(0.12)	$(1.58)	$(0.24)
Discontinued operations	−	(0.00)	−	0.02
Net loss	$(1.41)	$(0.12)	$(1.58)	$(0.22)

The table below includes information related to stock options that were outstanding at the end of each respective three and six-month periods ended March 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.  The stock options were anti-dilutive because the Company had a net loss for the periods presented.  Additionally, for certain stock options, the exercise price exceeded the average market price per share of our common stock for the three and six months ended March 31, 2020 and 2019.
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock options excluded	543,000	620,000	543,000	620,000
Weighted average exercise price of
stock options	$1.75	$1.83	$1.75	$1.83
Average market price of common stock	$2.79	$1.40	$2.52	$1.37

Note 10 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

In March 2020, at the Company’s annual meeting of shareholders, the shareholders authorized an additional 1,000,000 shares of common stock be added to the Plan.  At March 31, 2020, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 894,053 shares were available for future grants.

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

A summary of the status of the Company's stock options at March 31, 2020 and changes during the six months then ended is presented below:

	Shares	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2019	770,000	$1.73	$352,700
Granted	−	−	−
Exercised	(110,000)	$1.57	$282,833
Expired	–	–	–
Forfeited	(116,667)	$1.31	$130,667
Outstanding at March 31, 2020	543,333	$1.85	$394,266

Exercisable at March 31, 2020	410,001	$1.98	$265,334

No nonqualified stock options were granted for the six months ended March 31, 2020.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company recognizes forfeitures as they occur.

Compensation expense related to unvested stock options recorded for the six months ended March 31, 2020 is as follows:

Six Months Ended March 31, 2020
Fiscal year 2017 grant	$4,784
Fiscal year 2019 grants	$2,744

The Company records compensation expense over the vesting term of the related options.  At March 31, 2020, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $16,066.

Restricted Stock
As a result of the shareholders authorizing the additional shares being added to the Plan in March 2020, the Company granted restricted stock awards to its eligible board members for both the prior fiscal year and current fiscal year awards due to eligible board members.  The shares granted totaled 229,768, which were valued at market value on the date of grant.  The shares have varying vesting periods ranging from immediate to three years.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Note 11 – Leases

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

Leased assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company uses a discount rate that approximates the rate of interest for a collateralized loan over a similar term as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable.  Leases that have a term of twelve months or less upon commencement date are considered short-term in nature.  Accordingly, short-term leases are not included in the consolidated condensed balance sheets and are expensed on a straight-line basis over the lease term, which commences on the date the Company has the right to control the property.

The components of lease expense were as follows:

	Three Months ended March 31, 2020	Six Months ended March 31, 2020

Operating lease cost	$444,642	$736,764

Finance lease cost:
Amortization of right-of-use assets	$66,134	$126,364
Interest on lease liabilities	12,793	24,962
Total finance lease cost	$78,927	$151,326

Supplemental cash flow information related to leases are as follows for the six months ended:

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$736,764
Operating cash flows from finance leases	$24,962
Financing cash flows from finance leases	$173,136

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,146,700
Finance leases	$454,066

Supplemental balance sheet information related to leases are as follows:

March 31, 2020
Operating leases
Operating lease right-of-use assets	$5,178,084

Operating lease obligations - current	$1,219,301
Operating lease obligations	4,174,774
Total operating lease liabilities	$5,394,075

Finance leases
Property and equipment, gross	$1,198,985
Accumulated depreciation	(126,364)
Property and equipment, net	$1,072,621

Financing lease obligations - current	$317,023
Financing lease obligations	708,825
Total finance lease liabilities	$1,025,848

Weighted Average Remaining Lease Term
Operating leases	4.22 years
Finance leases	3.92 years
Weighted Average Discount Rate
Operating leases	5.05%
Finance leases	5.15%

Maturities of lease liabilities are as follows for the years ending September 30:

	Operating Leases	Finance Leases
2020	$718,464	$211,198
2021	1,457,535	266,178
2022	1,485,072	233,461
2023	1,386,873	219,396
2024	819,018	181,237
Thereafter	151,895	21,936
Total lease payments	6,018,857	1,133,406
Less imputed interest	624,782	107,558
Total	$5,394,075	$1,025,848

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

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Sales
Wireless	$4,671,850	$4,217,924	$11,469,731	$4,217,924
Telco	7,287,275	8,672,016	14,451,752	15,482,113
Total sales	$11,959,125	$12,889,940	$25,921,483	$19,700,037

Gross profit (loss)
Wireless	$175,206	$1,288,758	$2,047,762	$1,288,758
Telco	(613,843)	2,187,758	1,105,583	3,911,147
Total gross profit (loss)	$(438,637)	$3,476,516	$3,153,345	$5,199,905

Loss from operations
Wireless	$(2,795,785)	$(1,113,584)	$(3,883,229)	$(1,113,584)
Telco	(11,911,258)	(235,291)	(12,586,535)	(1,243,714)
Total loss from operations	$(14,707,043)	$(1,348,875)	$(16,469,764)	$(2,357,298)

	March 31, 2020	September 30, 2019
Segment assets
Wireless	$7,174,283	$5,515,793
Telco	14,079,104	22,619,565
Non-allocated	11,861,295	8,692,986
Total assets	$33,114,682	$36,828,344

Note 13 – Subsequent Events
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place” orders, the Company is classified as an essential business due to the services and products it provides to the telecommunications industry.  Therefore, the Company continues to operate in the markets it serves, although most of its back-office and administrative personnel are working from home while these orders are in place.  Although the Company can continue to operate its businesses, its revenues have slowed, especially in the Wireless segment, due to the carriers slowing down various wireless tower projects. The Company has not experienced a material disruption in is supply chain to date; however, the Company expects COVID-19 could materially negatively affect the supply chain, customer demand for its telecommunications products or further delay wireless carriers’ infrastructure build plans in the coming months as a result of the disruption and uncertainty it is causing.  There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, the Company, its subcontractors, suppliers and other business counterparties to experience operational delays. While the Company continues to assess the COVID-19 situation, the extent to which the COVID-19 pandemic may impact the business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note on Forward-Looking Statements

Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the wireless infrastructure services industry, changes in the trends of the telecommunications industry, changes in our supplier agreements, technological developments, changes in the general economic environment, the potential impact of the novel strain of coronavirus (“COVID-19”) pandemic, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Recent Business Developments

COVID-19

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place” orders, we are classified as an essential business due to the services and products we provide to the telecommunications industry.  Therefore, we continue to operate in the markets we serve, although most of our back-office and administrative personnel are working from home while these orders are in place.  Although we can continue to operate our businesses, our revenues have slowed, especially in our Wireless segment, due to the carriers slowing down various wireless tower projects. We have not experienced a material disruption in our supply chain to date; however, we expect COVID-19 could materially negatively affect the supply chain, customer demand for our telecommunications products or further delay wireless carriers’ infrastructure build plans in the coming months as a result of the disruption and uncertainty it is causing.  There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.

In response to COVID-19, we have taken a variety of measures to ensure the availability of our critical infrastructure, promote the health and safety of our employees, and support the communities in which we operate. These measures include providing support for our customers as reflected in the FCC's "Keep Americans Connected" pledge, requiring work-from-home arrangements for a large portion of our workforce and imposing travel restrictions for our employees where practicable, canceling physical participation in meetings, events and conferences, and other modifications to our business practices. We will continue to actively monitor the situation and may take further actions as may be required by governmental authorities or that we determine are in the best interests of our employees, customers, business partners and stockholders.

While we continue to assess the COVID-19 situation, the extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Management Changes

In the second fiscal quarter of 2020, two of our executives, our President of Wireless Segment and Chief Financial Officer, left the Company.  We have replaced the President of Wireless Segment with interim President, Jimmy Taylor.  Mr. Taylor is tasked with improving the overall operations and financial results of the Wireless Segment as well as increasing our customer base in order to grow our top line revenue for this segment as we prepare for the deployment of 5G technology on existing towers, new raw-land builds, and small cell networks.  We are still conducting our search to fill the Chief Financial Officer position.  In the meantime, Scott Francis, our Company’s Chief Accounting Officer and former Chief Financial Officer, is serving as the interim Chief Financial Officer.

Intangible Asset and Goodwill Impairment

Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators to warrant us to assess our intangible assets and goodwill for impairment at March 31, 2020.  As a result of these assessments, we recorded impairment charges in the Telco segment of $3.9 million and $4.8 million for customer relationship intangibles and goodwill, respectively.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and March 31, 2019

Consolidated

Consolidated sales decreased $0.9 million, or 7%, to $12.0 million for the three months ended March 31, 2020 from $12.9 million for the three months ended March 31, 2019.  The decrease in sales was primarily due to declines in sales in the Telco segment, which decreased $1.4 million, partially offset by an increase in the Wireless segment of $0.5 million.

Consolidated gross profit decreased $3.9 million to a loss of $0.4 million for the three months ended March 31, 2020 from a profit of $3.5 million for the same period last year.  The decrease in gross profit was due to the Wireless segment and Telco segment of $1.1 million and $2.8 million, respectively.

Consolidated operating expenses include indirect costs associated with operating our business.  Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  Operating expenses increased $0.2 million, or 7%, to $2.0 million for the three months ended March 31, 2020 from $1.8 million the same period last year.  The increase in operating expenses was due to the Wireless segment of $0.2 million. Operating expenses for the Telco segment were consistent with the previous year’s quarter.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories.  Selling, general and administrative expenses increased $0.5 million, or 19%, to $3.1 million for the three months ended March 31, 2020 from $2.6 million for the same period last year.  The increase in expenses was due to the Wireless segment and Telco segment of $0.4 million and $0.1 million, respectively.

Impairment of intangibles including goodwill for the three months ended March 31, 2020 was $8.7 million related to the write-off of goodwill and certain intangibles in the Telco segment.

Depreciation and amortization expenses increased $0.1 million, or 31%, to $0.5 million for the three months ended March 31, 2020 from $0.4 million for the same period last year.  The increase was due primarily to increased depreciation expense from the Wireless segment.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019.  Interest income was $0.1 million for the three months ended March 31, 2020 and zero for the same period last year.

Income from equity method investment, which consists of activity related to our investment in YKTG Solutions, for the three months ended March 31, 2020 was $19 thousand and $55 thousand for the three months ended March 31, 2019.  The income for the three months ended March 31, 2020 and 2019 consisted primarily of payments received under a loan to the former YKTG Solutions partners.

Other expense for the three months ended March 31, 2020 was essentially zero as compared to $41 thousand for the same period last year.  The expense for the both the three months ended March 31, 2020 and March 31, 2019 is primarily related to our factoring arrangements with our Wireless segment.  In addition, for the three months ended March 31, 2020 there were gains on sales of assets of $25 thousand.

Interest expense for the three months ended March 31, 2020 was $59 thousand as compared to $20 thousand for the same period last year.  The expense for the three months ended March 31, 2020 was primarily related to interest expense on the revolving bank line of credit.  The expense for the three months ended March 31, 2019 was primarily related to interest expense from our outstanding term loans that were extinguished in November 2018.

The provision (benefit) for income taxes was zero for the three months ended March 31, 2020 compared to a benefit for income taxes of $0.1 million for the three months ended March 31, 2019.

Segment Results

Wireless

Revenues for the Wireless segment increased $0.5 million to $4.7 million for the three months ended March 31, 2020, when compared to the same period last year. Substantially all of the revenue for the year was derived from wireless infrastructure services.  Even though revenue did increase compared to the prior year, revenue for the three months ended March 31, 2020 continued to be negatively impacted due to a large carrier completing its work in the Southern United States until they start the deployment of 5G technology in this region, and delays regarding the T-Mobile/Sprint merger decision, which has now been finalized.  In addition, the Wireless segment was also impacted by the COVID-19 pandemic in that certain infrastructure services work was delayed or cancelled.  However, management repositioned much of its Southern workforce to the Northern states to support the infrastructure work that was ongoing in this region to offset the lack of work in the South and the general decline due to the COVID-19 pandemic.

Over the past several months, we have seen a slow-down industry wide in wireless infrastructure services work due primarily to, among other things, a delay in the approval of the T-Mobile/Sprint merger, which has now been finalized, and more recently the impact of the COVID-19 pandemic.  Since the T-Mobile/Sprint merger is now approved, we believe that the 5G rollout will gain momentum in the second half of the calendar year and that there is substantial and growing pent-up demand for 5G-related work on existing towers, new raw-land builds, and small cell networks.  In addition, we have made and are continuing to make the necessary operational changes in order to be well positioned to secure a significant share of the 5G construction services work and to improve our operating cost efficiency and gross profit.

Gross profit was $0.2 million, or 4% for the three months ended March 31, 2020 and $1.3 million, or 31%, for the three months ended March 31, 2019. The decrease in gross profit was due primarily to increased personnel and subcontractor costs in the current year resulting from operational inefficiencies we experienced in the current year due to repositioning our Southern workforce in the North.

Operating expenses increased $0.2 million to $1.3 million for the three months ended March 31, 2020 from $1.1 million for the three months ended March 31, 2019.

Selling, general and administrative expenses increased $0.4 million to $1.6 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019.  This increase was due primarily to increased payroll-related expenses for the three months ended March 31, 2020 compared to the prior year as we were ramping up the back-office support for this segment in the prior year.

Depreciation and amortization expense increased $63 thousand to $0.2 million for the three months ended March 31, 20120 from $0.1 million for the same period last year.

Telco

Sales for the Telco segment decreased $1.4 million to $7.3 million for the three months ended March 31, 2020 from $8.7 million for the same period last year.  The decrease in sales for the Telco segment was due to a decrease in equipment sales of $1.3 million and recycling revenue of $0.1 million.  The decrease in Telco equipment sales was due to Nave Communications of $1.1 million and Triton Datacom of $0.2 million.

Gross profit was a loss of $0.6 million for the three months ended March 31, 2020 and $2.2 million for the three months ended March 31, 2019.  Gross profit for the three months ended March 31, 2020 was impacted by an increase in inventory obsolescence expense of $2.1 million and an increase in lower of cost or net realizable value expense of $0.2 million. The decrease in gross margin percentage was due primarily to the impact of these inventory adjustments in the three months ended March 31, 2020.

Operating expenses remained consistent at $0.7 million for the three months ended March 31, 2020 and March 31, 2019.

Selling, general and administrative expenses increased $0.1 million to $1.5 million for the three months ended March 31, 2020 from $1.4 million for the same period last year.  This increase was due primarily to increased personnel costs.

Impairment of intangibles including goodwill for the three months ended March 31, 2020 was $8.7 million related to the write-off of goodwill and certain intangibles in the Telco segment.

Depreciation and amortization expense increased $57 thousand to $0.4 million for the three months ended March 31, 2020 from $0.3 million for the same period last year.

Comparison of Results of Operations for the Six Months Ended March 31, 2020 and March 31, 2019

Consolidated

Consolidated sales increased $6.2 million, or 32%, to $25.9 million for the six months ended March 31, 2020 from $19.7 million for the six months ended March 31, 2019.  The increase in sales was primarily in the Wireless segment, which increased $7.2 million, partially offset by a decrease in sales from the Telco segment of $1.0 million.

Consolidated gross profit decreased $2.0 million, or 39%, to $3.2 million for the six months ended March 31, 2020 from $5.2 million for the same period last year.  The decrease in gross profit was due to the Telco segment of $2.8 million, partially offset by an increase in the Wireless segment of $0.8 million.

Consolidated operating expenses include indirect costs associated with operating our business.  Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  Operating expenses increased $1.6 million, or 65%, to $3.9 million for the six months ended March 31, 2020 from $2.3 million the same period last year.  The increase in operating expenses was due to an increase in the Wireless segment and Telco segment of $1.4 million and $0.2 million, respectively.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories.  Selling, general and administrative expenses increased $1.6 million, or 34%, to $6.1 million for the six months ended March 31, 2020 from $4.5 million for the same period last year.  This was due to an increase in the Wireless segment of $2.0 million, partially offset by a decrease in the Telco segment of $0.4 million, respectively.

Depreciation and amortization expenses increased $0.3 million, or 39%, to $1.0 million for the six months ended March 31, 2020 from $0.7 million for the same period last year.  The increase was due primarily to increased depreciation expense resulting from the acquisition of Fulton in January 2019.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019.  Interest income was $0.2 million for the six months ended March 31, 2020 and zero for the same period last year.

Income from equity method investment, which consists of activity related to our investment in YKTG Solutions, for the six months ended March 31, 2020 was $41 thousand and $55 thousand for the six months ended March 31, 2019.  The income for the six months ended March 31, 2020 consisted primarily of payments received under a loan to the former YKTG Solutions partners.

Other expense for the six months ended March 31, 2020 was $57 thousand as compared to $40 thousand for the same period last year.  The expense for the both the six months ended March 31, 2020 and March 31, 2019 is primarily related to our factoring arrangements with our Wireless segment.  In addition, for the six months ended March 31, 2020 there were gains on sales of assets of $28 thousand.

Interest expense for the six months ended March 31, 2020 was $83 thousand as compared to $43 thousand for the same period last year.  The expense for the six months ended March 31, 2020 was primarily related to interest expense related to our factoring arrangements with our Wireless segment and our revolving bank line of credit.  The expense for the six months ended March 31, 2019 was primarily related to interest expense from our outstanding term loans that were extinguished in November 2018.

The provision (benefit) for income taxes was a benefit of $15 thousand for the six months ended March 31, 2020 compared to a provision for income taxes of $29 thousand for the six months ended March 31, 2019.

Segment Results

Wireless

Revenues for the Wireless segment were $11.5 million for the six months ended March 31, 2020 and $4.2 million for the same period last year.  The increase in revenue was due primarily to us acquiring Fulton Technologies, Inc. and its affiliate (“Fulton”) in January 2019.  Substantially all of the revenue for the year was derived from wireless infrastructure services.

Gross profit was $2.0 million, or 18% for the six months ended March 31, 2020 and $1.3 million, or 31%, for the six months ended March 31, 2019. This increase is due primarily to the acquisition of Fulton in January 2019, partially offset by increased expenses of repositioning our Southern workforce to the North during the six months ended March 31, 2020.

Operating expenses increased $1.4 million to $2.5 million for the six months ended March 31, 2020 from $1.1 million for the same period last year due primarily to the acquisition of Fulton in January 2019.

Selling, general and administrative expenses increased $1.9 million to $3.1 million for the six months ended March 31, 2020 from $1.2 million for the six months ended March 31, 2019 due primarily to the acquisition of Fulton in January 2019.

Depreciation and amortization expense was $0.3 million and $0.1 million for the six months ended March 31, 2020 and March 31, 2019, respectively.

Telco

Sales for the Telco segment decreased $1.0 million to $14.5 million for the six months ended March 31, 2020 from $15.5 million for the same period last year.  The decrease in sales for the Telco segment was due to an decrease in equipment sales of $1.0 million.  The decrease in Telco equipment sales was due to Nave Communications of $1.4 million, partially offset by Triton Datacom of $0.4 million.

Gross profit was $1.1 million for the six months ended March 31, 2020 and $3.9 million for the six months ended March 31, 2019.  Gross profit for the six months ended March 31, 2020 was impacted by an increase in inventory obsolescence expense of $2.1 million and an increase in lower of cost or net realizable value expense of $0.2 million.  The decrease in gross margin percentage was due primarily to the impact of these inventory adjustments in the six months ended March 31, 2020.

Operating expenses increased $0.2 million to $1.4 million for the six months ended March 31, 2020 from $1.2 million for the same period last year.  This increase was due primarily to additional facility costs as a result of moving into Triton’s new facility in the first fiscal quarter of 2020 and additional personnel costs.

Selling, general and administrative expenses decreased $0.3 million to $3.0 million for the six months ended March 31, 2020 from $3.3 million for the same period last year.  This decrease was due primarily to decreased personnel costs.

Depreciation and amortization expense slightly increased $0.1 million to $0.7 million from $0.6 million for the six months ended March 31, 2020 and 2019, respectively.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes impairment charges for intangible assets including goodwill, stock compensation expense, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of loss from operations to Adjusted EBITDA for the three and six months ended March 31, follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(2,795,785)	$(11,911,258)	$(14,707,043)	$(1,113,584)	$(235,291)	$(1,348,875)
Impairment of intangibles including goodwill		8,714,306	8,714,306	−	−	−
Depreciation and amortization expense	153,374	354,411	507,785	90,003	297,700	387,703
Stock compensation expense	29,962	58,457	88,419	21,113	30,656	51,769
Adjusted EBITDA (a)	$(2,612,449)	$(2,784,084)	$(5,396,533)	$(1,002,468)	$93,065	$(909,403)

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(3,883,229)	$(12,586,535)	$(16,469,764)	$(1,113,584)	$(1,243,714)	$(2,357,298)
Impairment of intangibles including goodwill	−	8,714,306	8,714,306	−	−	−
Depreciation and amortization expense	300,070	655,289	955,359	90,003	597,085	687,088
Stock compensation expense	38,767	67,292	106,059	21,113	84,976	106,089
Adjusted EBITDA (a)	$(3,544,392)	$(3,149,648)	$(6,694,040)	$(1,002,468)	$(561,653)	$(1,564,121)

(a)	The Telco segment includes inventory-related non-cash adjustments of $2.3 million for both the three and six months ended March 31, 2020.

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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2020, we had total inventory, before the reserve for excess and obsolete inventories, of $8.8 million, consisting of $0.9 million in new products and $7.9 million in used or refurbished products.

We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $3.4 million at March 31, 2020.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at March 31, 2020 and $0.2 million at September 30, 2019.   At March 31, 2020, accounts receivable, net of allowance for doubtful accounts, was $4.9 million.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators for us to test our intangible assets for impairment at March 31, 2020.  It was determined that we needed to perform a specific fair value assessment for each of the intangible assets at both Nave and Triton as their individual undiscounted forecasted cash flows did not exceed their respective carrying values.  We then performed a fair value assessment of each of the intangible assets and compared them to the individual carrying value amounts at March 31, 2020. As a result of this assessment, we recorded an impairment charge of $3.9 million related to the customer relationship intangibles in the Telco segment.

Goodwill

Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired.  Goodwill is not amortized and is tested at least annually for impairment.  We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by first comparing our estimate of the fair value of each reporting unit, with the reporting unit’s carrying value, including goodwill.  Our reporting units for purposes of the goodwill impairment calculation are the Wireless segment, Nave and Triton.

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

Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators to warrant us to test goodwill for impairment at March 31, 2020. We calculated a fair value using the income approach of both Nave and Triton to determine if the fair value exceeded their respective carrying values.  For both Nave and Triton, the fair value for each was less than their respective carrying values after considering the intangible asset impairment.  Therefore, we recorded an impairment charge of $4.8 million in the Telco segment.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of the remaining goodwill.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Wireless segment also may change.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

In fiscal year 2020, we have financed our operations primarily through financing activities by utilizing our line of credit and entering into an additional $3.5 million term loan from our primary financial lender.  During the six months ended March 31, 2020, we used $4.2 million of cash flows for operations.  The cash flows from operations was negatively impacted by a net loss of $16.4 million, which was partially offset by non-cash adjustments of $11.9 million and net cash provided by working capital of $0.3 million to reconcile net loss to net cash used in operating activities.

Cash Flows Used for Investing Activities

During the six months ended March 31, 2020, cash provided by investing activities was $0.6 million, consisting primarily of payments received under the promissory note related to the sale of the cable business in fiscal year 2019.

Cash Flows Used for Financing Activities

During the six months ended March 31, 2020, cash provided by financing activities was $6.3 million, which primarily related to net borrowings of $3.5 million under our revolving credit agreement, and proceeds from our note payable of $3.5 million, both of which were partially offset by the final guaranteed payment of $0.7 million to the Triton Miami, Inc. partners.

In March 2020, we entered into a loan agreement with our primary financial lender for $3.5 million, bearing interest at 6% per annum.  The loan is payable in seven semi-annual installments of principal and interest with the first payment due June 30, 2020, and the final payment due June 30, 2023.  The principal and interest payments correlate to the promissory note with Leveling 8.  We effectively monetized $3.5 million of the $5.8 million remaining balance of the promissory note resulting from the sale of our cable businesses in 2019 to Leveling 8 to assist us with working capital needs.

Our credit agreement contains a $4.0 million revolving line of credit, which matures on December 17, 2020.  The revolving line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (4.25% at March 31, 2020), and the interest rate is reset monthly. The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the revolving line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, our total available revolving line of credit borrowing base was $3.6 million at March 31, 2020.

We believe that it is probable that we will not be in compliance with our fixed charge coverage ratio loan covenant with our primary financial lender as of September 30, 2020.  We would therefore need to seek a waiver of this covenant violation.  If our primary financial lender does not grant the waiver, this could result in our lender accelerating the maturity of our indebtedness or preventing access to additional funds under our line of credit agreement, or requiring prepayment of our outstanding indebtedness under our March 10, 2020 loan agreement or the line of credit agreement.

Subsequent to March 31, 2020, we applied and received a SBA Payroll Protection Program (“PPP”) loan with our primary lender for $2.9 million, bearing interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020.  The loan matures on April 10, 2022.  We plan to use the proceeds from the PPP loan for payroll-related expenses, rent, and utility expenses in accordance with the guidelines for the loan.  We believe that most of this loan will be forgiven in accordance with certain conditions of the PPP loan, which still need to be finalized by the SBA and Congress.

Of the $6.4 million in proceeds received from the March 2020 loan and the PPP loan, we believe that most of the payments for these loans will not have to be repaid using funds generated from our operations. The March 2020 loan will be paid by payments received from our promissory note with Leveling 8, and we anticipate that the PPP loan will mostly be forgiven.

We also recently filed a shelf registration statement and could raise additional cash by selling common shares utilizing an at the market offering.

We believe that our cash and cash equivalents and restricted cash of $4.3 million at March 31, 2020, our existing revolving bank line of credit and the receipt of the PPP loan in April 2020 will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.  However, we will likely need to seek a waiver for our probable covenant violation under our loan agreements with our primary financial lender.  In addition, there is still significant uncertainty surrounding the timing of the overall recovery of the economy and the timing of wireless infrastructure service opportunities for the upgrade to 5G.  Therefore, depending on the timing of these factors and our primary financial lender granting us a waiver of the probable covenant violation, there is still risk that we may not have sufficient cash and cash equivalents available for us to sustain our operations at our current level.  If that were to occur, we would need to seek additional funding and possibly utilize our shelf registration that we have available to us in order to enhance our cash position and assist in our working capital needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2020, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1	Business Bank Loan Agreement dated March 10, 2020.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  May 14, 2020
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2020
/s/ Scott A. Francis
Scott A. Francis,
Chief Accounting Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Business Bank Loan Agreement dated March 10, 2020.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.