Form 10-Q
period 2020-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2020-08-11
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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
Yes ⌧ No □

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ⌧ No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Shares outstanding of the issuer's $.01 par value common stock as of July 31, 2020 were 11,788,940.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For the Period Ended June 30, 2020

	PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets (unaudited)	2
	June 30, 2020 and September 30, 2019

	Consolidated Condensed Statements of Operations (unaudited)	4
	Three and Nine Months Ended June 30, 2020 and 2019

	Consolidated Condensed Statements of Changes in Shareholders’ Equity (unaudited)	5
	Three and Nine Months ended June 30, 2020 and 2019

	Consolidated Condensed Statements of Cash Flows (unaudited)	7
	Nine Months Ended June 30, 2020 and 2019

	Notes to Unaudited Consolidated Condensed Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	20

Item 4.	Controls and Procedures.	30

	PART II. OTHER INFORMATION

Item 6.	Exhibits.	31

	SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$10,365,744	$1,242,143
Restricted cash	105,117	351,909
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $150,000, respectively	3,164,893	4,826,716
Unbilled revenue	677,702	2,691,232
Promissory note – current	1,400,000	1,400,000
Income tax receivable	34,915	21,350
Inventories, net of allowance for excess and obsolete inventory of $3,400,000 and $1,275,000, respectively	5,964,490	7,625,573
Prepaid expenses	1,013,645	543,762
Other assets	289,300	262,462
Total current assets	23,015,806	18,965,147

Property and equipment, at cost:
Machinery and equipment	3,503,199	2,475,545
Leasehold improvements	846,783	190,984
Total property and equipment, at cost	4,349,982	2,666,529
Less: Accumulated depreciation	(1,326,477)	(835,424)
Net property and equipment	3,023,505	1,831,105

Right-of-use operating lease assets	4,158,786	‒
Promissory note – noncurrent	2,950,000	4,975,000
Intangibles, net of accumulated amortization	1,504,773	6,002,998
Goodwill	57,554	4,877,739
Deferred income taxes	1,220,564	‒
Other assets	178,602	176,355

Total assets	$36,109,590	$36,828,344

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	September 30, 2019
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,786,788	$4,730,537
Accrued expenses	1,415,792	1,617,911
Deferred revenue	241,452	97,478
Bank line of credit	2,800,000	‒
Note payable – current	2,580,652	‒
Operating lease obligations – current	1,224,630	‒
Financing lease obligations – current	328,151	‒
Other current liabilities	‒	757,867
Total current liabilities	13,377,465	7,203,793

Note payable	2,171,680	‒
Operating lease obligations	3,809,803	‒
Financing lease obligations	855,052	‒
Other liabilities	15,000	177,951
Total liabilities	20,229,000	7,381,744

Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 11,294,839 and 10,861,950 shares issued, respectively; 11,294,839 and 10,361,292 shares outstanding, respectively	112,950	108,620
Paid in capital	(2,592,034)	(4,377,103)
Retained earnings	18,359,674	34,715,097
Total shareholders’ equity before treasury stock	15,880,590	30,446,614

Less: Treasury stock, 0 and 500,658 shares, respectively, at cost	‒	(1,000,014)
Total shareholders’ equity	15,880,590	29,446,600

Total liabilities and shareholders’ equity	$36,109,590	$36,828,344

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales	$12,021,820	$17,559,315	$37,943,303	$37,259,352
Cost of sales	7,851,241	12,971,910	30,619,379	27,472,042
Gross profit	4,170,579	4,587,405	7,323,924	9,787,310
Operating expenses	1,998,184	1,611,751	6,276,442	3,943,026
Selling, general and administrative expenses	2,420,629	2,846,168	8,095,815	7,385,008
Impairment of right of use asset	660,242	‒	660,242	‒
Impairment of intangibles including goodwill	‒	‒	8,714,306	‒
Depreciation and amortization expense	241,501	382,565	1,196,860	1,069,653
Loss from operations	(1,149,977)	(253,079)	(17,619,741)	(2,610,377)
Other income (expense):
Interest income	83,544	‒	258,847	‒
Income from equity method investment	‒	20,005	40,500	75,005
Other income (expense)	(29,454)	158,739	(86,588)	118,319
Interest expense	(101,327)	(25,860)	(184,005)	(68,612)
Total other income (expense), net	(47,237)	152,884	28,754	124,712

Loss before income taxes	(1,197,214)	(100,195)	(17,590,987)	(2,485,665)
Benefit for income taxes	(1,220,564)	(42,000)	(1,235,564)	(13,000)
Income (loss) from continuing operations	23,350	(58,195)	(16,355,423)	(2,472,665)

Loss from discontinued operations, net of tax	‒	(1,426,970)	‒	(1,267,344)

Net income (loss)	$23,350	$(1,485,165)	$(16,355,423)	$(3,740,009)

Income (loss) per share:
Basic
Continuing operations	$0.00	$(0.00)	$(1.49)	$(0.24)
Discontinued operations	‒	(0.14)	‒	(0.12)
Net income (loss)	$0.00	$(0.14)	$(1.49)	$(0.36)
Diluted
Continuing operations	$0.00	$(0.00)	$(1.49)	$(0.24)
Discontinued operations	‒	(0.14)	‒	(0.12)
Net income (loss)	$0.00	$(0.14)	$(1.49)	$(0.36)
Shares used in per share calculation:
Basic	11,079,580	10,361,292	10,955,235	10,361,292
Diluted	11,216,688	10,361,292	10,955,235	10,361,292

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2019	10,861,950	$108,620	$(4,377,103)	$34,715,097	$(1,000,014)	$29,446,600

Net loss	–	–	–	(1,717,692)	–	(1,717,692)
Share based compensation expense	–	–	13,890	–	–	13,890

Balance, December 31, 2019	10,861,950	$108,620	$(4,363,213)	$32,997,405	$(1,000,014)	$27,742,798

Net loss	–	–	–	(14,661,081)	–	(14,661,081)
Restricted stock issuance	–	–	475,618	–	–	475,618
Stock option exercise	110,000	1,100	171,833	–	–	172,933
Share based compensation expense	–	–	(6,364)	–	–	(6,364)

Balance, March 31, 2020	10,971,950	$109,720	$(3,722,126)	$18,336,324	$(1,000,014)	$13,723,904

Net income	–	–	–	23,350	–	23,350
Utilization of treasury shares	(500,658)	(5,006)	(995,008)	–	1,000,014	–
Issuance of shares	573,199	5,732	2,103,125	–	–	2,108,857
Restricted stock issuance	237,014	2,370	12,630	–	–	15,000
Stock option exercise	13,334	134	24,001	–	–	24,135
Share based compensation expense	–	–	(14,656)	–	–	(14,656)

Balance, June 30, 2020	11,294,839	$112,950	$(2,592,034)	$18,359,674	$–	$15,880,590

See notes to unaudited consolidated condensed financial statements.

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2018	10,806,803	$108,068	$(4,598,343)	$40,017,540	$(1,000,014)	$34,527,251

Net loss	–	–	–	(1,038,981)	–	(1,038,981)
Restricted stock issuance	55,147	552	74,448	–	–	75,000
Share based compensation expense	–	–	28,070	–	–	28,070

Balance, December 31, 2018	10,861,950	$108,620	$(4,495,825)	$38,978,559	$(1,000,014)	$33,591,340

Net loss	–	–	–	(1,215,863)	–	(1,215,863)
Share based compensation expense	–	–	33,019	–	–	33,019

Balance, March 31, 2019	10,861,950	$108,620	$(4,462,806)	$37,762,696	$(1,000,014)	$32,408,496

Net loss	–	–	–	(1,485,165)	–	(1,485,165)
Share based compensation expense	–	–	42,852	–	–	42,852

Balance, June 30, 2019	10,861,950	$108,620	$(4,419,954)	$36,277,531	$(1,000,014)	$30,966,183

See notes to unaudited consolidated condensed financial statements.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended June 30,
	2020		2019
Operating Activities
Net loss		$(16,355,423)		$(3,740,009)
Net loss from discontinued operations		‒		(1,267,344)
Net loss from continuing operations		(16,355,423)		(2,472,665)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation		589,866		257,128
Amortization		606,994		812,525
Impairment of right of use asset		660,242		‒
Impairment of intangibles including goodwill		8,714,306		‒
Provision for excess and obsolete inventories		2,125,000		77,889
Share based compensation expense		167,405		152,691
Gain from disposal of property and equipment		(36,286)		(250,877)
Gain from equity method investment		(40,500)		(75,005)
Deferred income taxes		(1,220,564)		‒
Changes in assets and liabilities:
Accounts receivable		1,661,823		(2,074,342)
Unbilled revenue		2,013,531		(1,793,065)
Income tax receivable\payable		(13,565)		4,476
Inventories		(463,917)		(1,799,042)
Prepaid expenses and other assets		97,118		(395,726)
Accounts payable		56,251		2,306,092
Accrued expenses and other liabilities		(135,416)		455,426
Deferred revenue		143,974		‒
Net cash used in operating activities – continuing operations		(1,429,161)		(4,794,495)
Net cash provided by operating activities – discontinued operations		‒		1,179,876
Net cash used in operating activities		(1,429,161)		(3,614,619)

Investing Activities
Proceeds from promissory note receivable		2,025,000		‒
Acquisition of net operating assets of a business		‒		(1,264,058)
Loan repayment from equity method investee		40,500		124,005
Purchases of property and equipment		(471,226)		(457,225)
Disposals of property and equipment		77,505		452,244
Net cash provided by (used in) investing activities – continuing operations		1,671,779		(1,145,034)
Net cash provided by investing activities – discontinued operations		‒		7,075,000
Net cash provided by investing activities		1,671,779		5,929,966

Financing Activities
Change in bank line of credit		2,800,000		‒
Proceeds from note payable		6,373,929		‒
Guaranteed payments for acquisition of business		(667,000)		(667,000)
Payments on financing lease obligations		(277,061)		‒
Payments on notes payable		(1,621,597)		(1,246,279)
Proceeds from sale of common stock		1,828,852		‒
Proceeds from stock options exercised		197,068		‒
Net cash provided by (used in) financing activities – continuing operations		8,634,191		(1,913,279)
Net cash used in financing activities – discontinued operations				(597,906)
Net cash provided by (used in) financing activities		8,634,191		(2,511,185)

Net increase (decrease) in cash and cash equivalents and restricted cash		8,876,809		(195,838)
Cash and cash equivalents and restricted cash at beginning of period		1,594,052		3,129,280
Cash and cash equivalents and restricted cash at end of period		$10,470,861		$2,933,442

Supplemental cash flow information:
Cash paid for interest		$244,995		$109,106
Cash paid for income taxes	$	‒	$	‒
Non-cash financing activities:
Proceeds from sale of common stock receivable		$280,005	$	‒
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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  However, the information furnished reflects all adjustments, which are, in the opinion of management, necessary in order to make the unaudited consolidated condensed financial statements not misleading.  The Company’s business is subject to certain seasonal variations due to weather in the geographic areas that services are performed, and to a certain extent due to calendar events and national holidays. Therefore, the results of operations for the nine months ended June 30, 2020 and 2019, are not necessarily indicative of the results to be expected for the full fiscal year.  It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Note 2 – Revenue Recognition

The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment. Sales are primarily to customers in the United States. International sales are made by the Telco segment to a customer in Asia for its recycling program and, to a substantially lesser extent, other international regions for equipment sales that utilize the same technology, which totaled approximately $0.7 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $1.6 million for the nine months ended June 30, 2020 and 2019, respectively.

The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.  Sales to the Company’s largest customer totaled approximately 14% of consolidated revenues for the nine months ended June 30, 2020.

Our sales by type were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Wireless services sales	$5,123,176	$8,733,444	$16,592,907	$12,951,368
Equipment sales:
Telco	6,147,676	7,989,318	19,912,137	22,876,047
Intersegment	(23,033)	(5,305)	(23,033)	(49,452)
Telco repair sales	33,236	31,142	49,438	36,542
Telco recycle sales	740,765	810,716	1,411,854	1,444,847
Total sales	$12,021,820	$17,559,315	$37,943,303	$37,259,352

The timing of revenue recognition from the wireless segment results in contract assets and contract liabilities.  Generally, billing occurs subsequent to revenue recognition, resulting in contract assets.  However, the Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.  Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, in the consolidated condensed balance sheets. At June 30, 2020 and September 30, 2019, contract assets were $0.7 million and $2.7 million, respectively, and contract liabilities were $0.2 million and $0.1 million, respectively. The Company recognized the entire $0.1 million of contract revenue during the nine months ended June 30, 2020 related to contract liabilities recorded in Deferred revenue at September 30, 2019.

For the three months ended June 30, 2020, the Company recognized $0.5 million of revenue in its Wireless segment associated with adjustments to constrained variable consideration from change orders related to several projects for which the costs had been recognized in prior quarters.

Note 3 – Accounts Receivable Agreements

The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables.  As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At June 30, 2020, the third-party financial institution has a reserve against the sold receivables of $0.1 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $0.5 million at June 30, 2020 for which there is a limit of $4.0 million.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at June 30, 2020 as the Company concluded that the sold receivables are collectible.  The other agreements without recourse are under programs offered by certain customers in the Wireless segment.

For the nine months ended June 30, 2020 and 2019, the Company received proceeds from the sold receivables under all of the various agreements of $15.9 million and $9.9 million, respectively, and included the proceeds in net cash used in operating activities in the Consolidated Condensed Statements of Cash Flows.  The fees associated with selling these receivables ranged from 1.0% to 1.8% of the gross receivables sold for the nine months ended June 30, 2020 and 2019.  The Company recorded costs of $0.1 million and $0.3 million for the three and nine months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and nine months ended June 30, 2019, in other expense in the Consolidated Condensed Statements of Operations.

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

Note 4 – Promissory Note

The Company completed a sale of its former Cable TV reporting segment on June 30, 2019.  In the first quarter of 2020, Leveling 8 Inc. (“Leveling 8”) paid the Company the first installment of $0.7 million, including interest of $0.1 million, under the promissory note as part of the sale of the Cable TV segment to Leveling 8.  In the third quarter of 2020, Leveling 8 made another payment of $1.7 million ($1.4 million related to principal), which will lower the $2.5 million balloon payment due upon the maturity of the note as $0.7 million of this payment was a prepayment against the promissory note.  David Chymiak, a director and substantial shareholder of the Company, personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of David Chymiak’s Company common stock.  On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million to monetize a portion of this promissory note (see Note 8).

The remaining promissory note will be paid in semi-annual installments over five years including interest of 6% as follows at June 30, 2020:

Fiscal year 2021	$1,400,000
Fiscal year 2022	940,000
Fiscal year 2023	940,000
Fiscal year 2024	1,725,754
Total proceeds	5,005,754
Less: interest to be paid	(655,754)
Promissory note principal balance	$4,350,000

Note 5 – Inventories

Inventories, which are all within the Telco segment, at June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019

New equipment	$1,174,899	$1,496,145
Refurbished and used equipment	8,189,591	7,404,428
Allowance for excess and obsolete inventory	(3,400,000)	(1,275,000)

Total inventories, net	$5,964,490	$7,625,573

New equipment includes products purchased from manufacturers plus “surplus-new”, which are unused products purchased from other distributors or multiple system operators.  Refurbished and used equipment includes factory refurbished, Company refurbished and used products.

The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program and recorded a $2.1 million expense in cost of sales to increase the allowance for excess and obsolete inventory during the nine months ended June 30, 2020.  Therefore, the Company has a $3.4 million and a $1.3 million allowance at June 30, 2020 and September 30, 2019, respectively.

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

As of March 31, 2020, the Company determined that changes in the economy related to the COVID-19 pandemic and the continued losses experienced in the Telco segment may cause the carrying amounts of its intangible assets to exceed their fair values.  The Company performed an assessment of its intangible assets and determined that the carrying value of its customer relationships were in fact impaired based on valuation appraisals performed by the Company using a multi-period excess earnings model.  Therefore, the Company recorded a $3.9 million impairment charge in the Telco segment as of March 31, 2020. As of June 30, 2020, no further indicators of potential impairment were present.

Intangible assets with their associated accumulated amortization and impairment at June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020
	Gross	Accumulated Amortization	Impairment	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,991,306)	$(3,894,121)	$510,573
Trade name – 10 years	2,119,000	(1,124,800)	‒	994,200
Non-compete agreements – 3 years	374,000	(374,000)	‒	‒

Total intangible assets	$10,889,000	$(5,490,106)	$(3,894,121)	$1,504,773

	September 30, 2019
	Gross	Accumulated Amortization	Net
Intangible assets:
Customer relationships – 10 years	$8,396,000	$(3,547,389)	$4,848,611
Trade name – 10 years	2,119,000	(966,280)	1,152,720
Non-compete agreements – 3 years	374,000	(372,333)	1,667

Total intangible assets	$10,889,000	$(4,886,002)	$6,002,998

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

As of March 31, 2020, indicators were present, which indicated that the Company should test for impairment of goodwill.  These indicators included reduced revenues in the current fiscal year and the overall impact of the business climate as a result of the COVID-19 pandemic.  While the Company is deemed an essential service during the COVID-19 pandemic and has remained in operation, it has seen a reduced revenue stream in the current year.  Therefore, the Company performed a goodwill impairment analysis as of March 31, 2020.  This analysis forecasted the debt free cash flows of the segment, on a discounted basis, to estimate the fair value of the segment compared to the carrying value of the segment. For the Telco segment, the carrying value exceeded the estimated fair value of the segment by more than the carrying amount of goodwill recorded in the segment.  Therefore, the Company fully impaired the goodwill balance in the Telco segment and recorded an impairment charge of $4.8 million as of March 31, 2020.

Note 8 – Notes Payable and Line of Credit

Loan Agreement

On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million, bearing interest at 6% per annum.  The loan is payable in seven semi-annual installments of principal and interest with the first payment occurring June 30, 2020, and the final payment due June 30, 2023.   Payment of the loan may be accelerated in the event of a default.  The principal and interest payments correlate to the payment schedule for the promissory note with Leveling 8 (see Note 4).  In connection with the $1.7 million payment made in the third quarter of 2020 by Leveling 8 under the promissory note, the Company paid down $1.6 million of principal under this loan, for which $1.0 million was a prepayment against the loan. As a result, the balance under this loan is now $1.9 million and the final payment will be June 30, 2022. The loan is secured by substantially all of the assets of the Company, including, without limitation, the promissory note that the Company received in connection with the sale of its cable segment in 2019 to Leveling 8, Inc. (see Note 4).

Credit Agreement

The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2020.  The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (3.25% at June 30, 2020), and the interest rate is reset monthly.  At June 30, 2020, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 25% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $3.1 million at June 30, 2020.

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

Paycheck Protection Program Loan

On April 14, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with its primary lender for $2.9 million.  The PPP loan bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020, and matures on April 10, 2022.  The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act.  The Company intends to use the proceeds from the PPP loan for qualifying expenses and to apply for forgiveness in accordance with the terms in the CARES Act.  While the Company plans to apply for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements, no assurance can be given that all or any portion of the PPP loan will be forgiven.

Fair Value of Debt

The carrying value of the Company’s variable-rate line of credit approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate.  The carrying value of the Company’s term debt approximates fair value.

Note 9 – Equity Distribution Agreement and Sale of Common Stock
On April 24, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time, through Northland, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $13,850,000 (the “Shares”).

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020.

Pursuant to the Sales Agreement, Northland may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Global Market, at market prices or as otherwise agreed with Northland. Northland will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The sales agreement may be terminated without prior notice at any time prior to the fulfillment of the Sales Agreement if additional sales are deemed not warranted.

The Company will pay Northland a commission rate equal to an aggregate of 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide Northland with customary indemnification and contribution rights. The Company will also reimburse Northland for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the placements of the Shares pursuant thereto.

During the three months ended June 30, 2020, 573,199 shares were sold by Northland on behalf of the Company with gross proceeds of $2.2 million, and net proceeds after commissions and fees of $2.1 million. Of the 573,199 shares sold, 80,043 shares were sold by June 30, 2020, but were settled in July 2020, resulting in a receivable of $0.3 million net of commissions and fees, which is reflected in Other current assets.

Note 10 – Income Taxes

As a result of the CARES Act, the Company can carryback net operating losses generated in 2018 through 2020 for a period of five years.  As a result, the Company’s effective tax rate included an income tax benefit recognized during the nine months ended June 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods.  Therefore, as of June 30, 2020, the Company recorded $1.2 million of deferred tax assets and recorded a benefit for income taxes.  The

Company continues to provide a valuation allowance of $9.4 million for all deferred taxes where the Company believes it is more likely than not that those deferred taxes will not be realized.

Note 11 – Earnings Per Share
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

Basic and diluted earnings per share for the three and nine months ended June 30, 2020 and 2019 are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$23,350	$(58,195)	$(16,355,423)	$(2,472,665)
Discontinued operations, net of tax	‒	(1,426,970)	‒	(1,267,344)
Net income (loss) attributable to common shareholders	$23,350	$(1,485,165)	$(16,355,423)	$(3,740,009)

Basic weighted average shares	11,079,580	10,361,292	10,955,235	10,361,292
Effect of dilutive securities:
Stock options	137,108	‒	‒	‒
Diluted weighted average shares	11,216,688	10,361,292	10,955,235	10,361,292

Earnings (loss) per common share:
Basic:
Continuing operations	$0.00	$(0.00)	$(1.49)	$(0.24)
Discontinued operations	‒	(0.14)	‒	(0.12)
Net income (loss)	$0.00	$(0.14)	$(1.49)	$(0.36)
Diluted:
Continuing operations	$0.00	$(0.00)	$(1.49)	$(0.24)
Discontinued operations	‒	(0.14)	‒	(0.12)
Net income (loss)	$0.00	$(0.14)	$(1.49)	$(0.36)

The table below includes information related to stock options that were outstanding at the end of each respective three and nine-month periods ended June 30, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive. The stock options were anti-dilutive either due to the Company incurring a net loss for the periods presented or the exercise price exceeded the average market price per share of our common stock for the three and nine months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Stock options excluded	150,000	770,000	480,000	770,000
Weighted average exercise price of
stock options	$2.96	$1.73	$1.89	$1.73
Average market price of common stock	$2.41	$1.38	$2.48	$1.37

Note 12 – Stock-Based Compensation
Plan Information

The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.

In March 2020, at the Company’s annual meeting of shareholders, the shareholders authorized an additional 1,000,000 shares of common stock be added to the Plan.  At June 30, 2020, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 936,806 shares were available for future grants.

Stock Options
All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their grant date fair value over the requisite service period.  Compensation expense for share-based awards is included in the operating expenses and  selling, general and administrative expenses sections of the Company’s consolidated condensed statements of operations.

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

A summary of the status of the Company's stock options at June 30, 2020 and changes during the nine months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value
Outstanding at September 30, 2019	770,000	$1.73	$352,700
Granted	‒	‒	‒
Exercised	(123,334)	$1.20	$304,568
Expired	–	–	–
Forfeited	(166,666)	$1.35	$347,999
Outstanding at June 30, 2020	480,000	$1.89	$742,800

Exercisable at June 30, 2020	376,667	$1.99	$546,101

No nonqualified stock options were granted for the nine months ended June 30, 2020.  The Company estimates the fair value of the options granted using the Black-Scholes option valuation model.  The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options.  The Company estimates the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock.  The Company bases the risk-free rate that is used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term.  The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.  Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.  The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards.  The Company recognizes forfeitures as they occur.

Compensation expense related to unvested stock options recorded for the nine months ended June 30, 2020 is as follows:

Nine Months Ended June 30, 2020
Fiscal year 2017 grant	$(5,652)
Fiscal year 2019 grants	$(1,476)

The Company records compensation expense over the vesting term of the related options.  At June 30, 2020, compensation costs related to these unvested stock options not yet recognized in the consolidated condensed statements of operations was $7,202.

Restricted Stock

As a result of the shareholders authorizing the additional shares being added to the Plan in March 2020, the Company granted restricted stock awards to its eligible board members for both the prior fiscal year and current fiscal year awards due to eligible board members.  The shares granted totaled 237,014, which were valued at market value on the date of grant.  The shares have varying vesting periods ranging from immediate to three years.  The unamortized portion of the restricted stock is included in prepaid expenses on the Company’s consolidated condensed balance sheets.

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

Note 13 – Leases

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

The Company categorizes leases at their inception as either operating or finance leases. The Company has operating and financing leases in place for various office and warehouse properties, vehicles and certain wireless services equipment.  The leases have remaining lease terms of one year to [ten] years, some of which include the option to extend the lease terms.  Operating leases are included in right-of-use operating lease assets, operating lease liabilities - current, and operating lease liabilities in the consolidated condensed balance sheets.  Finance leases are included in net property and equipment, financing lease liabilities – current, and financing lease liabilities in the consolidated condensed balance sheets.

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

The Company has an operating lease for a building in Jessup, Maryland for Nave Communications.  As a result of moving Nave’s operations to Palco Telecom, a third-party logistics provider in Huntsville, Alabama, in fiscal year 2019, Nave completely vacated the building in May 2020 and was subleasing part of the building during fiscal year 2020.  As of June 30, 2020, the Company determined that the right of use asset associated with this lease may exceed its fair value.  The Company performed an assessment of this right of use asset in accordance with ASC 360-10-15 and determined that the carrying value was impaired based on a valuation appraisal performed by the Company using a forecasted debt free cash flow model.  Therefore, Company recorded a $0.7 million impairment charge in the Telco segment as of June 30, 2020.

The components of lease expense were as follows:

	Three Months ended June 30, 2020	Nine Months ended June 30, 2020

Operating lease cost:
Operating lease cost	$296,677	$943,834
Impairment of right of use asset	660,242	660,242
Operating lease cost	$956,919	$1,604,076

Finance lease cost:
Amortization of right-of-use assets	$71,925	$198,289
Interest on lease liabilities	18,220	43,182
Total finance lease cost	$90,145	$241,471

Supplemental cash flow information related to leases are as follows for the nine months ended:

June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$768,784
Operating cash flows from finance leases	$43,182
Financing cash flows from finance leases	$277,061

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,076,700
Finance leases	$718,058

Supplemental balance sheet information related to leases are as follows:

June 30, 2020
Operating leases
Operating lease right-of-use assets	$4,158,786

Operating lease obligations - current	$1,224,630
Operating lease obligations	3,809,803
Total operating lease liabilities	$5,034,433

Finance leases
Property and equipment, gross	$1,462,865
Accumulated depreciation	(210,253)
Property and equipment, net	$1,252,612

Financing lease obligations - current	$328,151
Financing lease obligations	855,052
Total finance lease liabilities	$1,183,203

Weighted Average Remaining Lease Term
Operating leases	3.94 years
Finance leases	3.98 years
Weighted Average Discount Rate
Operating leases	5.00%
Finance leases	4.96%

Maturities of lease liabilities are as follows for the years ending September 30:

	Operating Leases	Finance Leases
2020	$355,239	$140,761
2021	1,440,544	314,093
2022	1,468,081	295,617
2023	1,369,882	281,636
2024	802,026	227,541
Thereafter	150,478	44,334
Total lease payments	5,586,250	1,303,982
Less imputed interest	555,817	120,779
Total	$5,034,433	$1,183,203

Note 14 – Segment Reporting

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
	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales
Wireless	$5,123,175	$8,733,444	$16,592,907	$12,951,368
Telco	6,898,645	8,825,871	21,350,396	24,307,984
Total sales	$12,021,820	$17,559,315	$37,943,303	$37,259,352

Gross profit
Wireless	$2,251,153	$2,235,406	$4,298,915	$3,524,164
Telco	1,919,426	2,351,999	3,025,009	6,263,146
Total gross profit	$4,170,579	$4,587,405	$7,323,924	$9,787,310

Loss from operations
Wireless	$(253,416)	$(454,672)	$(4,136,645)	$(1,568,255)
Telco	(896,561)	201,593	(13,483,096)	(1,042,122)
Total loss from operations	$(1,149,977)	$(253,079)	$(17,619,741)	$(2,610,377)

	June 30, 2020	September 30, 2019
Segment assets
Wireless	$5,082,120	$5,515,793
Telco	12,274,168	22,619,565
Non-allocated	18,753,302	8,692,986
Total assets	$36,109,590	$36,828,344

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

Recent Business Developments

Management Changes

Subsequent to June 30, 2020, we announced several management changes.  First, Jarrod Watson was appointed as the Chief Financial Officer of the Company.  Mr. Watson is filling the vacancy from the former chief financial officer who resigned earlier this fiscal year.  Mr. Watson comes to our Company with more than 20 years of corporate financial leadership, including multiple Fortune 500 organizations.  Reginald Jaramillo was promoted to President of our Telco segment, replacing Don Kinison who recently left the Company.  Mr. Jaramillo has 15 years of experience in the telecommunications industry working for companies such as Cox Communications, Time Warner Cable and Suddenlink Communications.  Finally, Jimmy Taylor was named the President of the Wireless segment, where he had been serving in that capacity on an interim basis since February 2020.

COVID-19

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place” orders, we are classified as an essential business due to the services and products we provide to the telecommunications industry.  Therefore, we continue to operate in the markets we serve, but most of our back-office and administrative personnel were working from home through June 30, 2020 while these orders were in place.  Although we can continue to operate our businesses, our revenues have slowed, especially in our Wireless segment, due to the carriers slowing down various wireless tower projects. We have not experienced a material disruption in our supply chain to date; however, we expect COVID-19 could materially negatively affect the supply chain, customer demand for our telecommunications products or further delay wireless carriers’ infrastructure build plans in the coming months as a result of the disruption and uncertainty it is causing.  There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.

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

While we continue to assess the COVID-19 situation, the extent to which the COVID-19 pandemic may impact our business, operating results, financial condition, or liquidity in the future will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the virus.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and June 30, 2019

Consolidated

Consolidated sales decreased $5.5 million, or 32%, to $12.0 million for the three months ended June 30, 2020 from $17.6 million for the three months ended June 30, 2019.  The decrease in sales was due to declines in sales in the Wireless and Telco segments of $3.6 million and $1.9 million, respectively.

Consolidated gross profit decreased $0.4 million to $4.2 million for the three months ended June 30, 2020 from $4.6 million for the same period last year.  The decrease in gross profit was due primarily to the Telco segment as the Wireless segment was essentially flat compared to the same period last year.

Consolidated operating expenses include indirect costs associated with operating our business.  Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  Operating expenses increased $0.4 million, or 24%, to $2.0 million for the three months ended June 30, 2020 from $1.6 million the same period last year.  The increase in operating expenses was due to the Telco segment.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories.  Selling, general and administrative expenses decreased $0.4 million, or 15%, to $2.4 million for the three months ended June 30, 2020 from $2.8 million for the same period last year.  The decrease in expenses was due to the Wireless segment and Telco segment of $0.2 million and $0.2 million, respectively.

Impairment of right of use assets for the three months ended June 30, 2020 was $0.7 million related to the impairment of a right of use asset associated with a building lease in the Telco segment.

Depreciation and amortization expenses decreased $0.1 million, or 25%, to $0.3 million for the three months ended June 30, 2020 from $0.4 million for the same period last year.  The decrease was due primarily to a decrease in expenses to the Telco segment of $0.2 million, partially offset by an increase in expenses from the Wireless segment of $0.1 million.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019.  Interest income was $0.1 million for the three months ended June 30, 2020 and zero for the same period last year.

Income from equity method investment, which consists of activity related to our investment in YKTG Solutions, for the three months ended June 30, 2020 was zero and $20 thousand for the three months ended June 30, 2019.  The income for the three months ended June 30, 2019 consisted primarily of payments received under a loan to the former YKTG Solutions partners.

Other income and expense for the three months ended June 30, 2020 was essentially zero as compared to income of $0.2 million for the same period last year.  The income for the three months ended June 30, 2019 is primarily related to a gain on sales of assets of $0.3 million, partially offset by our factoring arrangements with our Wireless segment.

Interest expense for the three months ended June 30, 2020 was $0.1 million as compared to $26 thousand for the same period last year.  The expense for the three months ended June 30, 2020 was primarily related to interest expense on the revolving bank line of credit and the loan with our primary financial lender.  The expense for the three months ended June 30, 2019 was primarily related to interest expense from our revolving bank line of credit and from our deferred guaranteed payments related to the Triton Miami, Inc. acquisition.

The benefit for income taxes was $1.2 million for the three months ended June 30, 2020 compared to a benefit for income taxes of $42 thousand for the three months ended June 30, 2019. As a result of the CARES Act, the Company can carryback net operating losses generated in 2018 through 2020 for a period of five years.  As a result, the Company’s effective tax rate included an income tax benefit of $1.2 million recognized during the three months ended June 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods.

Segment Results

Wireless

Revenues for the Wireless segment decreased $3.6 million to $5.1 million for the three months ended June 30, 2020 from $8.7 million for the same period of last year. Revenues for the three months ended June 30, 2020 continued to be negatively impacted due to delays in infrastructure spending from the major U.S. carriers related to the COVID-19 pandemic.  However, we believe that the 5G rollout will gain momentum in the calendar year and that there is substantial and growing pent-up demand for 5G-related work on existing towers, new raw-land builds, and small cell networks.  In addition, we have made and are continuing to make the necessary operational changes in order to be well positioned to secure an increased share of the 5G construction services work and to improve our operating cost efficiency and gross profit.

Gross profit was $2.2 million, or 44% for the three months ended June 30, 2020 and $2.2 million, or 26%, for the three months ended June 30, 2019. Gross profit was essentially flat for three months ended June 30, 2020 as compared to the same period of last year despite decreased revenues for the three months ended June 30, 2020. The significant improvement in the gross profit percentage was driven by several factors including recognition of change order revenues, where expenses had been incurred in prior quarters, operational improvements, and a higher mix of specialty service work. Management believes margins will continue to show improvement over prior quarters, but will be lower, on a percentage basis, than the three months ended June 30, 2020 due to $0.5 million of change order revenue recognized in the current quarter, where expenses were incurred in prior quarters.

Operating expenses were $1.2 million for both the three months ended June 30, 2020 and the three months ended June 30, 2019.

Selling, general and administrative expenses decreased $0.2 million to $1.1 million for the three months ended June 30, 2020 from $1.3 million for the three months ended June 30, 2019.  This decrease was due primarily to decreased payroll-related expenses for the three months ended June 30, 2020 compared to the prior year due to cost controlling initiatives including headcount reductions for the three months ended June 30, 2020.

Depreciation and amortization expense increased $0.1 million to $0.2 million for the three months ended June 30, 2020 from $0.1 million for the same period last year.

Telco

Sales for the Telco segment decreased $1.9 million to $6.9 million for the three months ended June 30, 2020 from $8.8 million for the same period last year.  The decrease in sales for the Telco segment was due primarily to a decrease in equipment sales due to Triton Datacom of $2.2 million, partially offset by an increase at Nave Communications of $0.3 million.  The decrease in revenue at Triton Datacom was significantly impacted by the COVID-19 pandemic as many of its customers were closed during the three months ended June 30, 2020.

Gross profit was $1.9 million for the three months ended June 30, 2020 and $2.3 million for the three months ended June 30, 2019.  The decreased gross profit was due primarily to decreased revenues for the three months ended June 30, 2020.

Operating expenses increased $0.4 million to $0.8 million for the three months ended June 30, 2020 from $0.4 million for the three months ended June 30, 2019.  This increase was due primarily to increased personnel costs and operating charges from Palco Telecom, our third-party logistics provider in Huntsville, Alabama.

Selling, general and administrative expenses decreased $0.4 million to $1.3 million for the three months ended June 30, 2020 from $1.7 million for the same period last year.  This decrease was due primarily to decreased personnel costs.

Impairment of right of use assets for the three months ended June 30, 2020 was $0.7 million related to the impairment of a right of use asset associated with a building lease in the Telco segment.

Depreciation and amortization expense decreased $0.2 million to $0.1 million for the three months ended June 30, 2020 from $0.3 million for the same period last year.  This decrease was due primarily to decreased amortization expense resulting from the impairment of intangibles taken in the three months ended March 31, 2020.

Comparison of Results of Operations for the Nine Months Ended June 30, 2020 and June 30, 2019

Consolidated

Consolidated sales increased $0.6 million, or 2%, to $37.9 million for the nine months ended June 30, 2020 from $37.3 million for the nine months ended June 30, 2019.  The increase in sales was primarily in the Wireless segment, which increased $3.6 million, largely offset by a decrease in sales from the Telco segment of $3.0 million.

Consolidated gross profit decreased $2.5 million, or 25%, to $7.3 million for the nine months ended June 30, 2020 from $9.8 million for the same period last year.  The decrease in gross profit was due to the Telco segment of $3.3 million, partially offset by an increase in the Wireless segment of $0.8 million.

Consolidated operating expenses include indirect costs associated with operating our business.  Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories.  Operating expenses increased $2.4 million, or 59%, to $6.3 million for the nine months ended June 30, 2020 from $3.9 million the same period last year.  The increase in operating expenses was due to an increase in the Wireless segment and Telco segment of $1.8 million and $0.6 million, respectively.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories.  Selling, general and administrative expenses increased $0.7 million, or 10%, to $8.1 million for the nine months ended June 30, 2020 from $7.4 million for the same period last year.  This was due to an increase in the Wireless segment of $1.3 million, partially offset by a decrease in the Telco segment of $0.6 million, respectively.

Impairment of right of use assets for the nine months ended June 30, 2020 was $0.7 million related to the impairment of a right of use asset associated with a building lease in the Telco segment.

Impairment of intangibles including goodwill for the nine months ended June 30, 2020 was $8.7 million related to the write-off of goodwill and certain intangibles in the Telco segment.

Depreciation and amortization expenses increased $0.1 million, or 16%, to $1.2 million for the nine months ended June 30, 2020 from $1.1 million for the same period last year.  The increase was due to increased depreciation expense in the Wireless segment of $0.3 million, partially offset by a decrease in the Telco segment of $0.1 million.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019.  Interest income was $0.3 million for the nine months ended June 30, 2020 and zero for the same period last year.

Income from equity method investment, which consists of activity related to our investment in YKTG Solutions, for the nine months ended June 30, 2020 was $41 thousand and $75 thousand for the nine months ended June 30, 2019.  The income consisted primarily of payments received under a loan to the former YKTG Solutions partners.

Other income and expense for the nine months ended June 30, 2020 was an $86 thousand expense as compared to income of $118 thousand for the same period last year.  The expense for the nine months ended June 30, 2020 was primarily related to our factoring arrangements with our Wireless segment, partially offset by a gain on sales of assets of $36 thousand.  The income for the nine months ended June 30, 2019 was primarily related to a gain on sales of assets of $0.3 million, partially offset by our factoring arrangements with our Wireless segment.

Interest expense for the nine months ended June 30, 2020 was $0.2 million as compared to $69 thousand for the same period last year.  The expense for the nine months ended June 30, 2020 was primarily related to our revolving bank line of credit and loan with our primary financial lender.  The expense for the nine months ended June 30, 2019 was primarily related to interest expense from our outstanding term loans that were extinguished in November 2018.

The benefit for income taxes was $1.2 million for the nine months ended June 30, 2020 compared to a benefit of $13 thousand for the nine months ended June 30, 2019.  As a result of the CARES Act, the Company can carryback net operating losses generated in 2018 through 2020 for a period of five years.  As a result, the Company’s effective tax rate included an income tax benefit of $1.2 million recognized during the nine months ended June 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods.

Segment Results

Wireless

Revenues for the Wireless segment were $16.6 million for the nine months ended June 30, 2020 and $13.0 million for the same period last year.  The increase in revenue was primarily from the acquisition of Fulton Technologies, Inc. and its affiliate (“Fulton”) in January 2019.

Gross profit was $4.3 million, or 26% for the nine months ended June 30, 2020 and $3.5 million, or 27%, for the nine months ended June 30, 2019. This increase is due primarily to the timing of the acquisition of Fulton in January 2019, partially offset by increased expenses of repositioning our Southern workforce to the North during the nine months ended June 30, 2020.

Operating expenses increased $1.8 million to $4.1 million for the nine months ended June 30, 2020 from $2.4 million for the same period last year due primarily to the timing of the acquisition of Fulton in January 2019.

Selling, general and administrative expenses increased $1.3 million to $3.8 million for the nine months ended June 30, 2020 from $2.5 million for the nine months ended June 30, 2019 due primarily to the timing of the acquisition of Fulton in January 2019.

Depreciation and amortization expense was $0.5 million and $0.2 million for the nine months ended June 30, 2020 and June 30, 2019, respectively.

Telco

Sales for the Telco segment decreased $3.0 million to $21.3 million for the nine months ended June 30, 2020 from $24.3 million for the same period last year.  The decrease in sales for the Telco segment was due to a decrease in equipment sales at both Triton Datacom and Nave Communications of $1.8 million and $1.2 million, respectively.

Gross profit was $3.0 million for the nine months ended June 30, 2020 and 6.3 million for the nine months ended June 30, 2019.  Gross profit for the nine months ended June 30, 2020 was impacted by an increase in inventory obsolescence expense of $2.1 million and an increase in lower of cost or net realizable value expense of $0.2 million.  The decrease in gross margin percentage was due primarily to the impact of these inventory adjustments in the nine months ended June 30, 2020.

Operating expenses increased $0.6 million to $2.1 million for the nine months ended June 30, 2020 from $1.5 million for the same period last year.  This increase was due primarily to additional facility costs as a result of moving into Triton’s new facility in the first fiscal quarter of 2020 and additional personnel costs.

Selling, general and administrative expenses decreased $0.6 million to $4.2 million for the nine months ended June 30, 2020 from $4.8 million for the same period last year.  This decrease was due primarily to decreased personnel costs.

Impairment of right of use assets for the nine months ended June 30, 2020 was $0.7 million related to the impairment of a right of use asset associated with a building lease in the Telco segment.

Impairment of intangibles including goodwill for the nine months ended June 30, 2020 was $8.7 million related to the write-off of goodwill and certain intangibles in the Telco segment.

Depreciation and amortization expense decreased $0.2 million to $0.7 million from $0.9 million for the nine months ended June 30, 2020 and 2019, respectively. This decrease was due primarily to decreased amortization expense resulting from the impairment of intangibles taken in the three months ended March 31, 2020.

Non-GAAP Financial Measure

Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes impairment charges for operating lease right of use assets and intangible assets including goodwill, stock compensation expense, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

A reconciliation by segment of loss from operations to Adjusted EBITDA for the three and nine months ended June 30, follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(253,416)	$(896,561)	$(1,149,977)	$(454,672)	$201,593	$(253,079)
Impairment of right of use asset	‒	660,242	660,242	‒	‒	‒
Impairment of intangibles including goodwill	‒	‒	‒	‒	‒	‒
Depreciation and amortization expense	143,245	98,256	241,501	81,607	300,958	382,565
Stock compensation expense	25,577	35,769	61,346	12,166	34,436	46,602
Adjusted EBITDA	$(84,594)	$(102,294)	$(186,888)	$(360,899)	$536,987	$176,088

	Nine Months Ended June 30, 2020			Nine Months Ended June 30, 2019
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(4,136,645)	$(13,483,096)	$(17,619,741)	$(1,568,255)	$(1,042,122)	$(2,610,377)
Impairment of right of use asset	‒	660,242	660,242	‒	‒	‒
Impairment of intangibles including goodwill	‒	8,714,306	8,714,306	‒	‒	‒
Depreciation and amortization expense	461,672	735,188	1,196,860	172,240	897,413	1,069,653
Stock compensation expense	64,344	103,061	167,405	31,628	121,063	152,691
Adjusted EBITDA (a)	$(3,610,629)	$(3,270,299)	$(6,880,928)	$(1,364,387)	$(23,646)	$(1,388,033)

(a)	The Telco segment includes inventory-related non-cash adjustments of $2.3 million for the nine months ended June 30, 2020.

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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2020, we had total inventory, before the reserve for excess and obsolete inventories, of $9.3 million, consisting of $1.2 million in new products and $8.1 million in used or refurbished products.

We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, we have an obsolete and excess inventory reserve of $3.4 million at June 30, 2020.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.

Inbound freight charges are included in cost of sales.  Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.

Accounts Receivable Valuation

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million at June 30, 2020 and $0.2 million at September 30, 2019.   At June 30, 2020, accounts receivable, net of allowance for doubtful accounts, was $3.2 million.

Intangibles

Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators for us to test our intangible assets for impairment at March 31, 2020.  It was determined that we needed to perform a specific fair value assessment for each of the intangible assets at both Nave and Triton as their individual undiscounted forecasted cash flows did not exceed their respective carrying values.  We then performed a fair value assessment of each of the intangible assets and compared them to the individual carrying value amounts at March 31, 2020. As a result of this assessment, we recorded an impairment charge of $3.9 million related to the customer relationship intangibles in the Telco segment as of March 31, 2020. As of June 30, 2020, there were no further indicators of impairment.

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

Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators to warrant us to test goodwill for impairment at March 31, 2020. We calculated a fair value using the income approach of both Nave and Triton to determine if the fair value exceeded their respective carrying values.  For both Nave and Triton, the fair value for each was less than their respective carrying values after considering the intangible asset impairment.  Therefore, we recorded an impairment charge of $4.8 million in the Telco segment as of March 31, 2020, which fully impaired goodwill for the Telco segment.  Although we do not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of the remaining goodwill in the Wireless segment.  Such events could include, but are not limited to, economic or competitive conditions, a significant change in technology, the economic condition of the customers and industries we serve, and a material negative change in the relationships with one or more of our significant customers or equipment suppliers.  If our judgments and assumptions change as a result of the occurrence of any of these events or other events that we do not currently anticipate, our expectations as to future results and our estimate of the implied fair value of the Wireless segment also may change.

Liquidity and Capital Resources

Cash Flows Used in Operating Activities

In fiscal year 2020, we have financed our operations primarily through financing activities by utilizing our line of credit, entering into an additional $3.5 million term loan from our primary financial lender, and receiving a $2.9 million SBA Payroll Protection Program (“PPP”) loan.  During the nine months ended June 30, 2020, we used $1.4 million of cash flows for operations.  The cash flows from operations was negatively impacted by a net loss of $16.4 million, which was partially offset by non-cash adjustments of $13.0 million and net cash provided by working capital of $2.0 million to reconcile net loss to net cash used in operating activities.

Cash Flows Used for Investing Activities

During the nine months ended June 30, 2020, cash provided by investing activities was $1.7 million, consisting primarily of $2.0 million of payments received under the promissory note related to the sale of the cable business in fiscal year 2019, partially offset by $0.5 million of purchases of property and equipment.  Of the $2.0 million of payments received under the promissory note, $0.7 million was a prepayment.

Cash Flows Used for Financing Activities

During the nine months ended June 30, 2020, cash provided by financing activities was $8.6 million, which primarily related to net borrowings of $2.8 million under our revolving credit agreement, proceeds, net of principal payments, from our note payable of $1.9 million, proceeds from the receipt of the PPP loan of $2.9 million, and proceeds from the sale of our common stock utilizing our shelf registration of $1.8 million.  These were partially offset by the final guaranteed payment of $0.7 million to the Triton Miami, Inc. partners and payments under our financing lease arrangements of $0.3 million.

In March 2020, we entered into a loan agreement with our primary financial lender for $3.5 million, bearing interest at 6% per annum.  The loan is payable in seven semi-annual installments of principal and interest with the first payment occurring on June 30, 2020, and the final payment due June 30, 2023.  The principal and interest payments correlate to the promissory note with Leveling 8.  We effectively monetized $3.5 million of the $5.8 million remaining balance of the promissory note resulting from the sale of our cable businesses in 2019 to Leveling 8 to assist us with working capital needs. In connection with a $1.7 million payment made in the third quarter of 2020 by Leveling 8 under the promissory note, we paid down $1.6 million of principal under this loan, for which $1.0 million was a prepayment against the loan. As a result, the balance under this loan is now $1.9 million and the final payment will be June 30, 2022.

Our credit agreement contains a $4.0 million revolving line of credit, which matures on December 17, 2020.  The revolving line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate (3.25% at June 30, 2020), and the interest rate is reset monthly. The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charges) of not less than 1.25 to 1.0.  Future borrowings under the revolving line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 25% of eligible inventory.  Under these limitations, our total available revolving line of credit borrowing base was $3.1 million at June 30, 2020.

We believe that it is probable that we will not be in compliance with our fixed charge coverage ratio loan covenant with our primary financial lender as of September 30, 2020.  We would therefore need to seek a waiver of this covenant violation.  We have been in preliminary discussions with our primary financial lender, and we expect them to grant us a waiver for this covenant violation.  However, if our primary financial lender does not grant the waiver, this could result in our lender accelerating the maturity of our indebtedness or preventing access to additional funds under our line of credit agreement, or requiring prepayment of our outstanding indebtedness under our March 10, 2020 loan agreement or the line of credit agreement.

On April 14, 2020, we received a PPP loan with our primary lender for $2.9 million, bearing interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020.  The loan matures on April 10, 2022.  We plan to use the proceeds from the PPP loan for payroll-related expenses, rent, and utility expenses in accordance with the guidelines for the loan.  We plan to apply for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements, and although no assurance can be given that all or any portion of the PPP loan will be forgiven, we believe that most of this loan will be forgiven.

Of the $6.4 million in proceeds received from the March 2020 loan and the PPP loan, we believe that most of the payments for these loans will not have to be repaid using funds generated from our operations. The March 2020 loan will be paid by payments received from our promissory note with Leveling 8, and we anticipate that most of the PPP loan will be forgiven.

In the third quarter of 2020, we utilized our recently filed shelf registration statement to raise additional cash by selling common shares utilizing an at the market offering under our equity distribution agreement with Northland Securities, Inc. (“Northland”).  Under this program, we sold 573,199 shares for net proceeds of $2.1 million.

We believe that our cash and cash equivalents and restricted cash of $10.5 million at June 30, 2020 and our existing revolving bank line of credit will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.  However, we will likely need to seek a waiver for our probable covenant violation under our loan agreements with our primary financial lender.  In addition, there is still significant uncertainty surrounding the timing of the overall recovery of the economy and the timing of wireless infrastructure service opportunities for the upgrade to 5G.  Therefore, depending on the timing of these factors and our primary financial lender granting us a waiver of the probable covenant violation, there is still risk that we may not have sufficient cash and cash equivalents available for us to sustain our operations at our current level.  If that were to occur, we would need to seek additional funding and further utilize our shelf registration that we have available to us in order to enhance our cash position and assist in our working capital needs.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.1	Financial Institution Business Loan Agreement dated April 14, 2020

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
(Registrant)

Date:  August 11, 2020
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date:  August 11, 2020 \
/s/ Jarrod M. Watson
Jarrod M. Watson,
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

The following documents are included as exhibits to this Form 10-Q:

Exhibit No.	Description

10.1	Financial Institution Business Loan Agreement dated April 14, 2020

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.