Form 10-K
period 2020-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2020-12-17
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10799
ADDvantage Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1430 Bradley Lane, Suite 196, Carrollton, Texas	75007
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.01 par value	AEY	NASDAQ Global Market
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes x No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes x No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	x
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ¨ Accelerated filer ¨
Non-accelerated filer x Smaller reporting company x Emerging growth company ¨
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes No x
The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2020 was $9,977,537.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 12,031,380 as of December 15, 2020.

ADDvantage Technologies Group, Inc.
Form 10-K
For the Year Ended September 30, 2020

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
Background
The Company (through its subsidiaries) provides turn-key wireless infrastructure services for wireless carriers, tower companies and equipment manufacturers, and distributes and services a comprehensive line of electronics and hardware for the telecommunications industry. The Company was incorporated under the laws of Oklahoma in September 1989 as “ADDvantage Media Group, Inc.”  In December 1999, its name was changed to ADDvantage Technologies Group, Inc. In 2019, the Company moved its headquarters from Broken Arrow, Oklahoma to Carrollton, Texas and acquired Fulton Technologies, Inc. (“Fulton”) on January 4, 2019, which established the Company’s Wireless Infrastructure Services segment. The Company’s Telecommunications segment operates through its subsidiaries, Nave Communications Company (“Nave”) and ADDvantage Triton, LLC (“Triton”).
Our wireless infrastructure subsidiary provides services such as wireless macro site development, distributed antenna systems, small cells and project management expertise with national and regional scalability. Fulton's expertise includes site modifications, tower retrofits, including 5G, civil construction, tower erection, utility installation and testing, site acquisition including leasing, zoning and permitting, design and A&E.
For our telecommunications subsidiaries, we sell new, surplus-new and refurbished equipment that we purchase in the market as a result of telecommunications system upgrades or overstock supplies.  We maintain one of the industry's largest inventories of new and used equipment, which allows us to expedite delivery of system-critical products to our customers. In addition, we offer our customers decommissioning services for surplus and obsolete equipment, which we in turn process through our recycling program. We continually evaluate new product offerings in the broader telecommunications industry as technology evolves and upgrade our product offerings to stay current with our customer’s technology platforms.
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
Operating Segments
During 2019, the Company changed its organizational structure with the acquisition of Fulton and the sale of the Cable Television (“Cable TV”) segment.  As a result of these changes, information that the Company’s management team regularly reviews for purposes of allocating resources and assessing performance changed.  The Company’s current reportable segments are Wireless Infrastructure Services (“Wireless”) and Telecommunications (“Telco”).  The Cable TV segment was sold on June 30, 2019.  Therefore, the Company has classified the Cable TV segment as discontinued operations (see Note 4 – Discontinued Operations).
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

As part of the Fulton acquisition, we were able to hire and retain the majority of Fulton’s existing employee base.  Fulton now has approximately 100 employees.  Fulton performs equipment installations, upgrades and maintenance services for its customers primarily on communication towers. Having the proper safety record, training capability and quality oversight is paramount in the industry. Fulton has prided itself in performing work in a safe and timely manner and delivering high-quality services to its Clients. Demand for tower equipment installation and upgrade services will soon again be at an all-time high sometime in the 2nd half of calendar 2021. We expect this trend to continue for the foreseeable future as wireless carriers continue to add capacity, expand their networks and upgrade their current technology for high speed connectivity to 5G.

Fulton also supports the installation and support of temporary tower locations.  This niche and growing business includes the erection of temporary towers to allow for the maintenance of permanent locations without causing a degradation of wireless coverage in the area.  In addition, Fulton provides temporary tower solutions for special events that require an increase of coverage and capacity for festivals, concerts and sporting events.  Fulton has an inventory of temporary poles of different sizes and uses a unique installation process for the quick deployment of a tower location with little to no environmental impact. Our Special Event tower business was impacted severely during fiscal year 2020 due to Covid-19 and the government restrictions on large crowds and meetings for safety reasons. Summer festivals, county fairs, large sporting events and the Democratic National Convention in Milwaukee were all canceled.
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
Central Office Equipment – Central office equipment includes optical transport, switching, and data center equipment on a customer’s communication network.  Optical equipment products aggregate and transport internet traffic; switching equipment products originate, terminate and route voice traffic; and data equipment products transport internet and voice over internet protocol traffic via routers.

Customer Premise Equipment  – Consumer premise equipment includes integrated access devices, channel banks, internet protocol private branch exchange or IP PBX phones, and routers that are placed inside the customer site that will receive the communication signal from the communication services provider. This piece of our Telco business was severely impacted by the closing of all major office complexes throughout the US in 2020. It has slowly been recovering but at September 30, 2020 was not completely back to normal.
In addition, we offer our customers decommissioning services for surplus and obsolete telecom equipment, which we then process through our Responsible Recycling (“R2”) -certified recycling program.
Revenues by Geographic Areas
Our revenues by geographic areas were as follows for the years ended September 30, 2020 and 2019, in thousands:

	2020	2019
United States
Wireless	$21,354	$22,919
Telco	26,880	29,789
Canada, Central America, Asia, Europe, Mexico, South America and Other
Telco	1,948	2,410
	$50,182	$55,118
Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.
Sales and Marketing
Wireless Segment
The Wireless segment accounted for 43% and 41% of consolidated revenues for the years ended September 30, 2020 and 2019, respectively. In 2020, wireless tower and small cell services, including the procurement of the requisite materials, represented substantially all of the Wireless segment’s revenues.  In this segment, we market and sell our products to wireless carriers, wireless equipment providers and tower companies.
Telco Segment
The Telco segment accounted for 57% and 58% of consolidated revenues for the years ended September 30, 2020 and 2019, respectively. Sales of new products represented 29% of revenues and refurbished products represented 66%. Repair services represented less than 1% of Telco sales.  Recycle sales and other services contributed the remaining 4% of Telco segment revenues. In this segment, we market and sell our products to franchise and private MSOs, telecommunication companies, system contractors, other industry resellers, enterprise customers and directly to consumers via on-line sales. Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff, outside sales representatives located in various geographic and strategic areas of the country, and many on-line sales channel platforms such as our own website, Amazon and Newegg.  The majority of our sales activity is generated through customer relationships developed by our sales personnel and executives, referrals from manufacturers we represent, and on-line advertising.
We maintain a wide breadth of new and used products and many times can offer our customers same day shipments.  We believe we carry one of the most diverse inventories of any telecommunication product reseller in the country, and we have access to additional inventory via our various supply channels.  We believe our investment in on-hand inventory, our product supply channels, and our experienced sales and customer service team create a competitive advantage for us.
Suppliers
The Telco segment primarily purchases its used inventory from telecommunication companies and wholesale suppliers that have excess equipment on hand or have upgraded their systems or from other resellers in this industry.

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
Competition
Wireless Segment

The wireless infrastructure services business competes with other wireless service companies on a local, regional or national basis. In some areas, Fulton provides services that its customers can also provide utilizing their in-house personnel. However, most of the direct competition in the Wireless segment is regionally based from companies of a similar size. In niche areas of service, like our Special Events COW and Temporary Pole business in the Midwest and in certain markets, the Wireless segment has few competitors due to its expertise and the required investment in equipment and assets. The level of competition can vary based on demand characteristics in certain markets.
For the Wireless segment, we believe our differentiation from other service providers in the marketplace is primarily the following:
•Past performance and experience developed over 30 years;
•Robust safety organization;
•Ability to recruit and retain personnel and a Midwest workforce of long-tenured personnel of 20 to 30-plus years of service;
•Broad range of multi-year master service agreements in place with Carriers, OEM’s, Tower Owners and Integrators;
•Industry relationships; and
•Having a diversified offering of services based on know-how and equipment.
Telco Segment
The overall telecommunications equipment industry is highly competitive.  We compete with numerous resellers in the marketplace that sell both direct and on-line.
For the Telco segment, we believe our differentiation from other resellers includes:
•Broad range of new, refurbished and used inventory, which allows us to meet our customers’ timing needs;
•Ability to source unique and sometimes rare, high demand inventory;
•Offer a range of repair and testing capabilities to help improve the quality of our inventory as well as offering repair and testing of equipment as a service to our customers and vendors;
•Experienced sales support staff that maintain strong and longstanding relationships with our customers;
•Sales force that has a strong technical knowledge of the products we offer;
•Quality certifications:  TL9000 (telecommunications quality certification), ISO 14001 (environmental management certification), OHSAS18000 (occupational safety and health management certification), and R2 (EPA responsible recycling practices for electronics); and
•Provide multiple services for our customers including deinstallation and decommission of products, storage and management of spare inventory and recycling.
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

The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which had a maturity date of December 17, 2020. On December 16, 2020, the Company renewed its revolving bank line of credit for one year to a maturity date of December 17, 2021.  As part of this renewal, the revolving bank line of credit remained $4.0 million, or the sum of 80% of eligible accounts receivable and 60% of eligible inventory, as defined by the loan agreement, with quarterly interest payments based on Wall Street Journal Prime Rate ("WSJP"), floating, with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25x to be tested quarterly beginning June 30, 2021. We expect to have sufficient funds available from our cash on hand, future cash flows, quick payment accounts receivable programs and the bank revolving line of credit to meet our working capital needs for the foreseeable future.
Significant Customers
During the year ended September 30, 2020, though we were not dependent upon a single or few customers to support our consolidated revenues, our Wireless segment realized increased concentration in revenues from our largest customers. A single customer, AT&T Mobility, accounted for 14% of consolidated revenues, and 32% of our Wireless segment revenues. Our top five Wireless customers accounted for 33% of consolidated revenues and 77% of Wireless segment revenues during fiscal year 2020.
During the year ended September 30, 2019, we were not dependent upon a single or few customers to support our consolidated revenues. Sales to our largest customer accounted for approximately 12% of our consolidated revenues in fiscal year 2019. Sales to our largest five customers, four of which were in the Wireless segment and one in the Telco segment, were 37% of our consolidated revenues in 2019.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the fiscal years ended September 30, 2020 and 2019.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Personnel
At September 30, 2020, we had 124 employees, including 123 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.
Item 2.    Properties.
Each subsidiary leases property for office, warehouse and service center facilities. Our corporate headquarters is located in Carrollton, Texas. Our Wireless Segment leases additional space in Chicago, Illinois, and our Telco Segment has operations in Miami, Florida and Huntsville, Alabama. We believe that our current facilities are adequate to meet our needs.
The Company has a right-of-use for a buildings in Minneapolis, Minnesota and Jessup, Maryland which were no longer being used in operations. The Minnesota property was subleased and the Maryland property was partially subleased at September 30, 2020.

Item 3.    Legal Proceedings.
From time to time in the ordinary course of business, we are a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mining Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2020	High	Low
First Quarter	$2.85	$1.85
Second Quarter	$6.49	$1.80
Third Quarter	$4.40	$1.50
Fourth Quarter	$3.47	$1.87
Year Ended September 30, 2019	High	Low
First Quarter	$1.60	$1.25
Second Quarter	$1.50	$1.32
Third Quarter	$1.98	$1.23
Fourth Quarter	$2.20	$1.57
Holders
At December 15, 2020, we had approximately 50 shareholders of record and, based on information received from brokers, there were approximately 1,300 beneficial owners of our common stock.
Dividend policy
We have not declared or paid any cash dividends on our common stock, and we do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our board.
Item 6.    Selected Financial Data.
Not applicable.
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
Recent Business Developments
COVID-19

On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place” orders, we are classified as an essential business due to the services and products we provide to the telecommunications industry. Therefore, we continue to operate in the markets we serve, but most of our back-office and administrative personnel were working from home through September 30, 2020. Although we can continue to operate our businesses, our revenues have slowed, especially in our Wireless segment, due to the carriers slowing down various wireless tower projects. We have not experienced a material disruption in our supply chain to date; however, we expect COVID-19 could materially negatively affect the supply chain, customer demand for our telecommunications products or further delay wireless carriers’ infrastructure build plans in the coming months as a result of the disruption and uncertainty it is causing. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.

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
Wireless Segment Operating Results
During 2020, Fulton achieved revenues of $21.4 million.  As part of the 2019 acquisition, we hired and retained the majority of Fulton’s existing employee base, and we continue to successfully recruit strong industry talent throughout the business to help us implement operational improvements with a focus on improving our quality and project margins.  We are seeing increased opportunities in the industry as wireless carriers prepare for the roll out of 5G and the required densification of their networks.  We believe the recent merger news in the industry will present additional opportunities as networks are rationalized and a new carrier potentially expands their network to gain market share. Our goal is to solidify our processes and project oversight to successfully and profitably take advantage of new growth opportunities as the 5G expansion becomes essential.  We believe the initial stages of integration with ADDvantage have been successful and Fulton will continue to provide strong revenue growth and gradually improving margins.

Telco Segment
We continue to see efficiencies from the operational restructuring put in place during 2019, which enabled us to focus our core team on sales, procurement and recycling opportunities. We are also ramping up our repair activities to take advantage of our new capabilities as we further expand our business lines. Our teams across both Nave and Triton have strong experience in online marketing.
At Triton, our facility is designed to streamline our processes, including inventory management, shipping and receiving and the refurbishment operations. We have developed the internal systems necessary to expand our refurbishment capabilities and new equipment sales by adding additional product lines and manufacturers. We have also increased our focus on the brokerage business and internet sales by expanding our sales channels. We believe that Triton is poised to expand, capture additional market share and develop new customers.
Line of Credit and Notes Payable
Subsequent to September 30, 2020, the Company renewed its revolving bank line of credit for one year to a maturity date of December 17, 2021.  As part of this renewal, the revolving bank line of credit remained $4.0 million, or the sum of 80% of eligible accounts receivable and 60% of eligible inventory, as defined by the loan agreement, with quarterly interest payments based on WSJP, floating, with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021.
Results of Operations
Year Ended September 30, 2020, compared to Year Ended September 30, 2019 (all references are to fiscal years)
Consolidated
Consolidated sales decreased $4.9 million, or 9%, to $50.2 million for 2020 from $55.1 million for 2019.  The decrease in sales was related to $1.6 million in the Wireless segment and $3.4 million in the Telco segment, mainly attributable to delays in capital spending by our major wireless customers as they transitioned budgets from 4G to 5G, and the decrease in demand for office telecommunications equipment as consumers shifted to work-from-home.
Operating expenses increased $1.8 million to $8.2 million for the twelve months ended September 30, 2020 compared with $6.4 million for the same period last year. The increase in operating expenses was due primarily to a full year of operating expenses for the Wireless segment in 2020 compared to nine months of expenses included in the previous year, additional facility costs as a result of moving into Triton’s new facility in the first fiscal quarter of 2020 and additional personnel costs.
Consolidated gross profit decreased $1.8 million, or 13%, to $11.7 million for 2020 from $13.5 million for 2019.  Telcom gross profit decreased $2.0 million due to write-downs of Telcom inventory, partially offset by an increase in gross margin in our Wireless segment of $0.2 million.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A increased $1.8 million or 28% to $8.2 million in 2020 compared to $6.4 million in 2019. Increased selling and general and administrative expense during 2020 were related to increased amortization of share-based compensation expense of $0.7 million and increased costs for facilities and information technology of $0.5 million as we moved our headquarters to Carrollton, Texas.
The Company recorded impairment charges of $8.7 million on intangibles including goodwill and $0.7 million on its right-of-use asset Telco Segment for the year ended September 30, 2020. See Note 1. Summary of Significant Accounting Policies and Note 10. Leases in the consolidated financial statements for further discussion of impairments.
The income tax benefit from continuing operations was $1.2 million for 2020 and $13,000 for 2019, or an effective tax benefit rate of 6.7% and 0.3% respectively. The benefit in 2020 was as a result of the CARES Act, the Company took advantage of a provision to carry back net operating losses generated in 2018 through 2020 for a period of five years. As a result, the Company’s effective tax rate included an income tax benefit recognized during the year ended September 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carry back periods. Therefore, as of September

30, 2020, the Company recorded a $1.2 million of income tax receivable and recorded a current benefit for income taxes. The Company continues to provide a valuation allowance of $6.4 million for net deferred assets where the Company believes it is more likely than not that those deferred taxes will not be realized.
Segment results
Wireless
Revenues for the Wireless segment were $21.4 million and $23.0 million for the years ended September 30, 2020 and 2019, respectively, a decrease of 7%. Our Midwest operation was impacted by the crowd restrictions placed by government agencies for public safety due to Covid-19. We estimate that about $4 million in revenue was lost due to the cancellation of summer festivals, county fairs, air shows, professional sporting events and the DNC convention in Milwaukee which all traditional require us to build large, complex temporary Cell Sites on Wheels ("COWs") that are also highly profitable. We also were impacted by a significant lag in construction activity due to the delayed approval by the Justice Department of the Sprint-T-Mobile merger and other delays in building out 5G infrastructure resulted from the COVID-19 pandemic.
Gross profit increased $0.2 million year over year, and gross margins were 31% and 28% for the years ended September 30, 2020 and 2019, respectively.
Operating, selling, general and administrative expenses were $10.2 million and $7.9 million for the years ended September 30, 2020 and 2019. This increase is mainly attributable to the inclusion of a full year of expense during 2020 compared to approximately nine months of expense during 2019. During 2019, these expenses included $0.2 million of acquisition costs in connection with the acquisition of Fulton as well as integration expenses of $0.3 million.
Telco
Revenues for the Telco segment were $28.8 million and $32.2 million for the years ended September 30, 2020 and 2019, respectively, a decrease of $3.4 million, or 10%. The decrease in sales resulted from decreased spending on office telecommunications equipment as workers sheltered-in-place during the COVID-19 pandemic.
Gross profit decreased $2.0 million, or 28%, to $5.1 million for the year ended September 30, 2020 compared to $7.1 million for the same period last year.  Gross margin was 18% and 22% for the years ended September 30, 2020 and 2019, respectively. Gross margin decreased primarily due to an increase in obsolescence expense and lower of cost or net realizable value expense of $1.8 million.
Operating, selling, general and administrative expenses were $7.3 million and $8.3 million for the years ended September 30, 2020 and 2019 respectively. Included in operating expense for the Telco segment, is $0.7 million of right-of-use ("ROU") lease impairment expense for a facility that we vacated and impaired in the third quarter of 2020.

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
A reconciliation by segment of loss from operations to Adjusted EBITDA follows:

	For the year ended September 30, 2020				For the year ended September 30, 2019
	Wireless	Telco	Corp	Total	Wireless	Telco	Corp	Total
Loss from operations	$(4,420)	$(14,226)	$116	$(18,530)	$(1,469)	$(2,300)	$(207)	$(3,976)
Depreciation and amortization expense	620	912	22	1,554	254	1,194	5	1,453
Intangible Impairment	—	8,714	—	8,714	—	—	—	—
Impairment of right of use asset	—	660	—	660	—	—	—	—
Stock compensation expense	11	9	554	574	62	137	—	199
Adjusted EBITDA (a)(b)	$(3,789)	$(3,931)	$692	$(7,028)	$(1,153)	$(969)	$(202)	$(2,324)
(a)The Wireless segment includes acquisition expenses of $0.2 million and integration expenses of $0.3 million for the year ended September 30, 2019, related to the acquisition of Fulton (See Note 3 – Acquisition).
(b)The Telco segment includes an inventory obsolescence charge of $1.8 million and $0.7 million for the years ended September 30, 2020 and 2019, respectively.  In addition, the Telco segment includes a lower of cost or net realizable value charge of $0.1 million and $0.7 million for the years ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources
Cash Flows Used in Operating Activities
We finance our operations through cash flows provided by operations, and our line of credit of up to $4.0 million. During 2020, cash used in operations was $3.8 million. We currently have cash of $8.4 million and availability under our bank line of credit of $0.5 million, for a total liquidity of $8.9 million. Cash used in operations during the year ended September 30, 2019 was $4.8 million.
Cash Flows Provided by Investing Activities

Capital expenditures and proceeds from asset sales are the main components of our investing activities. Cash provided by investing activities during the year ended September 30, 2020 was $2.4 million, as we received payments of $2.6 million on the note receivable related to the 2019 sale of the Cable Segment. Cash provided by investing activities during the year ended September 30, 2019 was $6.6 million, representing primarily cash proceeds from the 2019 sale of the Cable Segment, including sales of real property held in connection with Cable Segment operations
Cash Flows Provided by Financing Activities
Cash provided by financing activities during the year ended September 30, 2020 was $8.2 million, related to borrowing under the note payable, bank line of credit, proceeds from share issuances, and borrowings under the Paycheck Protection Program ("PPP," "PPP loan"). On April 14, 2020, we received a PPP loan with our primary lender for $2.9 million, bearing interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020. The loan matures on April 10, 2022. We used the proceeds from the PPP loan for payroll-related expenses in accordance with the guidelines for the loan. We have applied for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements.

Liquidity and Capital Resources
At September 30, 2020 we had cash and equivalents and restricted cash on hand of $8.4 million and availability under our bank line of credit of $0.5 million, for a total liquidity of $8.9 million. We believe we have sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.
We continue to evaluate opportunities to expand our business through selective acquisitions and internal growth initiatives. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to invest in new equipment and the point in the 5G densification cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. Depending on the timing and scope of these opportunities, we may need to seek additional funding to finance the necessary working capital for such opportunities.
Critical Accounting Policies and Estimates
Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2020 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.
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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry. Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2020, we had total inventory, before the reserve for excess and obsolete inventories, of $8.8 million, consisting of $1.3 million in new products and $7.5 million in used or refurbished products.
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through our recycling program.  Therefore, we have an obsolete and excess inventory reserve of $3.1 million at September 30, 2020.  In 2020, we increased the reserve by $1.8 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of approximately $60 thousand for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.
Accounts Receivable Valuation
Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $250,000 and $150,000 at September 30, 2020 and September 30, 2019, respectively. At September 30, 2020 and September 30, 2019, accounts receivable, net of allowance for doubtful accounts, were $4.0 million and $4.8 million, respectively.
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

Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators for us to test our intangible assets for impairment at March 31, 2020. It was determined that we needed to perform a specific fair value assessment for each of the intangible assets at both Nave and Triton as their individual undiscounted forecasted cash flows did not exceed their respective carrying values. We then performed a fair value assessment of each of the intangible assets and compared them to the individual carrying value amounts at March 31, 2020. As a result of this assessment, we recorded an impairment charge of $3.9 million related to the customer relationship intangibles in the Telco segment as of March 31, 2020. As of September 30, 2020, there were no further indicators of impairment.

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with Accounting Standards Codification (“ASC”) 360-10-15, “Impairment or Disposal of Long-Lived Assets.”  ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded a $0.7 million impairment of a right-of-use asset in the Telco segment as of September 30, 2020, related to vacating and partially subleasing a leased facility. As of September 30, 2020, there were no further indicators of impairment.
Recently Issued Accounting Standards
Our consideration of recent accounting pronouncements is included in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in this annual report.
Off-Balance Sheet Arrangements
None.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ADDvantage Technologies Group, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and its subsidiaries (the Company) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Tulsa, Oklahoma
December 17, 2020

ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,265	$1,242
Restricted cash	108	352
Accounts receivable, net of allowances of $250 and $150, respectively	3,968	4,827
Unbilled revenue	590	2,691
Promissory note, current	1,400	1,400
Income tax receivable	1,283	21
Inventories, net of allowance of $3,054 and $1,275, respectively	5,756	7,626
Prepaid expenses and other current assets	884	806
Total current assets	22,254	18,965

Property and equipment, at cost:
Machinery and equipment	3,500	2,476
Leasehold improvements	720	191
Total property and equipment, at cost	4,220	2,667
Less: Accumulated depreciation	(1,586)	(836)
Net property and equipment	2,634	1,831
Right-of-use assets	3,758	—
Promissory note, long-term	2,375	4,975
Intangibles, net of accumulated amortization	1,425	6,003
Goodwill	58	4,878
Other assets	179	176
Total assets	$32,683	$36,828

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,472	$4,731
Accrued expenses	1,499	1,618
Deferred revenue	113	97
Bank line of credit	2,800	—
Notes payable, current	1,709	—
Right-of-use obligations, current	1,275	—
Finance lease obligations, current	285	—
Other current liabilities	41	758
Total current liabilities	11,194	7,204
Note payable	2,440	—
Right-of-use obligations, long-term	3,310	—
Finance lease obligations, long-term	791	—
Other liabilities	15	177
Total liabilities	17,750	7,381
Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 11,822,009 and 10,861,950 shares issued, respectively; 11,822,009 and 10,361,292 shares outstanding, respectively	118	109
Paid in capital	(2,567)	(4,377)
Retained earnings	17,382	34,715
Treasury stock, zero and 500,658 shares, at cost at September 30, 2020 and 2019, respectively	—	(1,000)
Total shareholders’ equity	$14,933	$29,447

Total liabilities and shareholders’ equity	$32,683	$36,828
See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended September 30,
	2020	2019
Sales	$50,182	$55,118
Cost of sales	38,502	41,660
Gross profit	11,680	13,458
Operating expenses	8,166	6,364
Selling, general and administrative expense	11,249	9,962
Impairment of right-of-use asset	660	—
Impairment of intangibles including goodwill	8,714	—
Depreciation and amortization expense	1,554	1,453
Gain on disposal of assets	133	345
Loss from operations	(18,530)	(3,976)
Other income (expense):
Interest income	321	96
Interest expense	(254)	(80)
Income from equity method investment	41	136
Other expense	(160)	(224)
Other expense, net	(52)	(72)

Loss before income taxes	(18,582)	(4,048)
Income tax benefit	(1,249)	(13)
Loss from continuing operations	(17,333)	(4,035)

Loss from discontinued operations, net of tax	—	(1,267)

Net loss	$(17,333)	$(5,302)

Loss per share:
Basic and diluted
Continuing operations	$(1.55)	$(0.39)
Discontinued operations	—	(0.12)
Net loss	$(1.55)	$(0.51)
Shares used in per share calculation:
Basic and diluted	11,163,660	10,361,292
See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2018	10,806,803	$108	$(4,598)	$40,017	$(1,000)	$34,527
Net loss	—	—	—	(5,302)	—	(5,302)
Restricted stock issuance	55,147	1	74	—	—	75
Amortization of stock-based compensation	—	—	147	—	—	147
Balance, September 30, 2019	10,861,950	$109	$(4,377)	$34,715	$(1,000)	$29,447
Net loss	—	—	—	(17,333)	—	(17,333)
Treasury stock, net	(500,658)	(5)	(995)	—	1,000	—
Common stock issuance	573,199	6	2,103	—	—	2,109
Stock option exercise	123,334	1	204	—	—	205
Restricted stock issuance	764,184	7	(76)	—	—	(69)
Amortization of stock-based compensation	—	—	574	—	—	574
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$—	$14,933
See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Years ended September 30,
	2020	2019
Operating Activities
Net loss	$(17,333)	$(5,302)
Net loss from discontinued operations	—	(1,267)
Net loss from continuing operations	(17,333)	(4,035)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	868	368
Amortization	687	1,085
Non cash amortization of right-of-use asset and liability	225	—
Provision for excess and obsolete inventories	1,782	682
Charge for lower of cost or net realizable value inventories	60	656
Impairment of right-of-use asset	660	—
Impairment of intangibles including goodwill	8,714	—
Gain on disposal of property and equipment	(133)	(251)
Share based compensation expense	574	199
Gain from equity method investment	(41)	(136)
Changes in operating assets and liabilities
Accounts receivable, net of change in allowance	859	(1,419)
Unbilled revenue	2,101	(2,253)
Income tax refund receivable\payable	(1,262)	158
Inventories	27	(1,591)
Prepaid expenses and other current assets	(147)	(206)
Other assets	(2)	1
Accounts payable	(1,259)	180
Accrued expenses	(220)	477
Deferred revenue	16	98
Net cash used in operating activities – continuing operations	(3,824)	(5,987)
Net cash provided by operating activities – discontinued operations	—	1,180
Net cash used in operating activities	(3,824)	(4,807)
Investing Activities
Acquisition of net operating assets	—	(1,264)
Proceeds from sale of business	—	753
Proceeds from promissory note receivable	2,600	—
Loan repayments from equity method investee	41	185
Purchases of property and equipment	(608)	(602)
Disposals of property and equipment	361	452
Net cash provided by (used in) investing activities – continuing operations	2,394	(476)
Net cash provided by investing activities – discontinued operations	—	7,075
Net cash provided by investing activities	2,394	6,599
Financing Activities
Change in bank revolving line of credit	2,800	(500)
Proceeds from notes payable	6,372	—
Proceeds from share issuances and exercise of stock options	2,315	—
Payments on debt	(3,278)	(2,228)
Net cash provided by (used in) financing activities – continuing operations	8,209	(2,728)
Net cash used in financing activities – discontinued operations	—	(598)
Net cash provided by (used in) financing activities	8,209	(3,326)
Net increase (decrease) in cash and cash equivalents and restricted cash	6,779	(1,534)
Cash and cash equivalents and restricted cash at beginning of year	1,595	3,129
Cash and cash equivalents and restricted cash at end of year	$8,374	$1,595
See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Organization and basis of presentation
The consolidated financial statements include the accounts of ADDvantage Technologies Group, Inc. and its subsidiaries, all of which are wholly owned (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.  The Company’s reportable segments are Wireless Infrastructure Services (“Wireless”) and Telecommunications (“Telco”).  The Cable Television (“Cable TV”) segment was sold on June 30, 2019, so the Company has classified the Cable TV segment as discontinued operations (see Note 4 – Discontinued Operations) in 2019.
Other reclassifications
The Company changed its presentation of cost of sales and operating, selling, general and administrative expenses on the unaudited consolidated condensed statements of operations. During fiscal year 2020, the Company reviewed its financial reporting of expenses in connection with its current operating segments in order to enhance the usefulness of the presentation of the Company’s expenses. Based on that review, the Company reclassified certain expenses into operating expenses for presentation purposes. Operating expenses include the indirect costs associated with operating our businesses. Indirect costs are costs that are not directly attributable to projects or products, which would include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other less significant cost categories. These costs were previously recorded in either costs of sales or operating, selling, general and administrative expenses in prior years. Additionally, the Company reclassified depreciation and amortization from operating, selling, general and administrative expenses into its own financial statement line item in the consolidated statements of operations. Selling, general and administrative expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. The prior year has been reclassified to conform with the current year’s presentation of costs of sales, operating expenses, selling, general and administrative expenses, and depreciation and amortization. These reclassifications had no effect on previously reported results of operations or retained earnings.
Cash, cash equivalents and restricted cash
Cash and cash equivalents include demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.  Restricted cash consists of cash held by a third-party financial institution as a reserve in connection with an agreement to sell certain receivables with recourse in the Wireless segment, see Note 5 - Accounts Receivable Agreements.
Revenue recognition
The Company recognizes revenue at the time a good or service is transferred to a customer and the customer, obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer. The Company generally permits returns of product or repaired equipment due to defects, historically, returns have not been significant.
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
The timing of revenue recognition from the wireless segment results in contract assets and contract liabilities. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities. Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, on the consolidated balance sheets.
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
For the Company’s Wireless segment, the Company has entered into various agreements, one with recourse, to sell certain receivables to unrelated third-party financial institutions. The other agreements without recourse are under programs offered by certain customers of the Wireless segment.  The Company accounts for these transactions in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”).  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from accounts receivable, net on the consolidated balance sheet. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables. The Company records a recourse obligation if it determines that any portion of the sold receivables with recourse are uncollectible.
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
Leases
The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as either a right-of-use ("ROU") lease or a finance lease. We capitalize ROU leases on our consolidated balance sheets through a right-of-use asset and a corresponding right-of-use lease liability. ROU assets represent our right to use an underlying asset for the lease term and ROU lease liabilities represent our obligation to make lease payments arising from the lease.

ROU leases are included in long-term assets and ROU lease liabilities are classified as either current or long-term liabilities in our consolidated balance sheets. ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. Lease expense for ROU lease payments is recognized on a straight-line basis over the lease term. ADDvantage adopted this standard on October 1, 2019.

Property and equipment
Property and equipment consist of software, office equipment, wireless services equipment and warehouse and service equipment with estimated useful lives generally of 3 years, 5 years, 7 years, and 10 years, respectively. The wireless services equipment includes mobile wireless temporary towers, equipment trailers and construction equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement. Gains or losses from the ordinary sale or retirement of property and equipment are recorded are included in operating expense.  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized. Depreciation expense was $0.9 million and $0.4 million for the years ended September 30, 2020 and 2019, respectively.

Goodwill
Goodwill represents the excess of purchase price of acquisitions over the acquisition date fair value of the net assets of businesses acquired.  Goodwill is not amortized and is tested at least annually for impairment.  The Company performs its annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis.  Goodwill is evaluated for impairment by comparing the estimate of the fair value of each reporting unit, or operating segment, with the reporting unit’s carrying value, including goodwill. The reporting units for purposes of the goodwill impairment calculation are aggregated into the Wireless segment and ADDvantage Triton LLC (Triton) operating segment, and Nave Communications Company (Nave) operating segment.
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
During the year ended September 30, 2020, due to operating losses and uncertainties surrounding the impact of the COVID-19 pandemic on the overall economy and the resulting impact on the capital budgets of both Customers and our Company, we determined that impairment indicators were present. The Company performed a valuation using a discounted cash flow analysis for the Nave and Triton operating segments to determine if the fair value exceeded their respective carrying values. For both Nave and Triton, the fair value for each was less than their respective carrying values. Therefore, the Company recorded an impairment charges of $4.8 million as of March 31, 2020, which fully impaired goodwill for both operating segments in the Telco segment. Although the Company does not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of the remaining goodwill in the Wireless segment, which was $0.1 million at September 30, 2020.
Intangible assets
Intangible assets consist of customer relationships, trade names, and intellectual property. Intangibles assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years.
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
Advertising costs
Advertising costs are expensed as incurred. Advertising expense was $0.5 million and $0.6 million for the years ended September 30, 2020 and 2019, respectively.

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
Share-based compensation
ADDvantage has historically compensated our directors and executives using time-based stock options and restricted shares awards (RSA's). ADDvantage accounts for share-based payment awards under ASC 718 - Compensation - Stock Compensation (ASC 718), which requires that the value of the awards is established at the date of the grant and is expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Option grants are valued using the Black-Scholes-Merton model using model inputs that are determined on the date of the grant. Once the per-share fair value on the grant date is established, the aggregate expense of the grant is recognized on a graded vesting basis over the vesting period of the grant.

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
Retirement Plan
The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed one year of service. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Costs recognized under the 401(k) plan were $0.1 million and, $0.3 million for the years ended September 30, 2020 and September 30, 2019, respectively, after temporarily suspending matching contributions during 2020.

Recently issued accounting standards
In June 2016, the FASB issued ASU 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal periods. ADDvantage expects to adopt the standard in the first quarter of fiscal year 2021. Management's initial evaluation is that due to the nature of our customer base, the adoption of this standard will not have a significant impact on our trade accounts receivable and contract assets.
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers in Central and South America totaled approximately $1.9 million and $2.4 million in the years ended September 30, 2020 and 2019, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales to the Company’s largest customer totaled approximately 14% of consolidated sales.
Sales by type were as follows, in thousands:

	Years Ended September 30,
	2020	2019
Wireless services sales	$21,354	$22,919
Equipment sales:
Telco	27,109	29,391
Inter-segment	(25)	(55)
Telco repair sales	68	43
Telco recycle sales	1,676	2,820
Total sales	$50,182	$55,118
At September 30, 2020 contract assets were $0.6 million and contract liabilities were $0.1 million. There were $2.7 million in contract assets at September 30, 2019, and $0.1 million contract liabilities at September 30, 2019. During the year ended September 30, 2020, the Company recognized $0.1 million of amounts classified as deferred revenue on our consolidated balance sheet at September 30, 2019.

Note 3 – 2019 Acquisition
Purchase of Net Assets of Fulton Technologies, Inc. and Mill City Communications, Inc.
On December 27, 2018, the Company entered into a purchase agreement to acquire substantially all of the net assets of Fulton Technologies, Inc. and Mill City Communications, Ins. (collectively “Fulton”).  Fulton provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.  This agreement closed on January 4, 2019.  The purchase price for the net assets of Fulton was $1.3 million.  The purchase price was allocated to the major categories of assets and liabilities based on their estimated fair values as of January 4, 2019, the effective date of the acquisition.  The Company recorded $0.1 million of Goodwill related to the acquisition.
The following summarizes the final purchase price allocation of the fair value of the assets acquired and the liabilities assumed at January 4, 2019, in thousands:

Assets acquired:
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
The unaudited financial information in the table below summarizes the combined results of operations of ADDvantage Technologies Group, Inc. and Fulton for the year ended September 30, 2019, on a pro forma basis, as though the companies had been combined as of October 1, 2019. The unaudited pro forma financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on October 1, 2019 nor should it be taken as indicative of future consolidated results of operations.

(Unaudited)
Year Ended
(in thousands)	September 30, 2019

Total net sales	$58,955
Loss from continuing operations	$(4,461)
Net loss	$(5,728)

Note 4 – Discontinued Operations
In fiscal year 2018, the Board of Directors formed a committee of independent directors, referred to as the strategic direction committee, to consider, negotiate and approve or disapprove a sale transaction of the Cable TV segment ("Cable transaction") to Leveling 8, Inc. (“Leveling 8”), a company controlled by David Chymiak.  Mr. Chymiak is a director and substantial shareholder of the Company, and he was the Chief Technology Officer and President of Tulsat LLC until the closing of the sale.  After extensive due diligence efforts, in December 2018, the strategic direction committee approved and executed a stock purchase agreement of the Cable TV segment to Leveling 8, which required stockholder approval.
Shareholders voted in favor of the Cable transaction on May 29, 2019 for a selling price of $10.3 million and the sale was completed on June 30, 2019.  The purchase price consisted of $3.9 million of cash at closing (subject to a working capital adjustment estimated at $1.1 million), less the $2.1 million of cash proceeds from the sale of the Sedalia, Missouri and Warminster, Pennsylvania facilities already received (see discussion below) and a $6.4 million promissory note to be paid in semi-annual installments over five years with an interest rate of 6.0%.  The calculation of the pretax loss of the Cable transaction was as follows, in thousands:

Contract price	$10,314
Less: Real estate sales	2,075
Less: Working capital adjustment	1,111
Net purchase price	7,128
Assets sold:
Accounts receivable	2,038
Inventories	10,259
Prepaids and other assets	73
Property and equipment, net	336
12,706
Liabilities transferred:
Accounts payable	1,306
Accrued expenses	467
1,773
Net assets sold	10,933
Pretax loss on sale of net assets of Cable TV segment	$(3,805)
In addition to the real estate sold as part of the Cable transaction, the Company sold the Broken Arrow, Oklahoma facility to Mr. Chymiak, for a purchase price of $5.0 million payable in cash at closing. The sale closed on November 29, 2018, and generated a pretax gain of approximately $1.4 million.
The total pretax gain related to the sale of all real estate facilities, including the Cable transaction and the Broken Arrow facility, is as follows, in thousands:

Aggregate purchase price	$7,075
Less: Book value of real estate facilities	4,763
Pretax gain	$2,312

As a result of the Cable transaction and the three real estate facility sales to David Chymiak, the Company received total proceeds of $14.2 million and recorded a pretax loss on the sales of $1.5 million for the year ended September 30, 2019 as follows, in thousands:

Proceeds:
Cash received from real estate facility sales	$7,075
Cash received from sale of Cable TV segment	753
Promissory note from sale of Cable TV segment	6,375
Total proceeds	14,203
Book value of assets sold:
Cable TV segment	10,932
Real estate facilities	4,763
Total book value of assets sold	15,695
Pretax loss on sale of discontinued operations	$(1,492)
The cash received from the Cable transaction of $0.7 million resulted from the down payment of $1.8 million due at the closing less the working capital adjustment of $1.1 million. The Company received $2.6 million under the promissory note during the year ended September 30, 2020. The remaining promissory note, which is collateral under the Company's note payable with its primary lender, is scheduled to be received by the Company in semi-annual installments over five years including interest of 6% as follows, in thousands:

Fiscal year 2021	$1,400
Fiscal year 2022	940
Fiscal year 2023	940
Fiscal year 2024	495
Total proceeds	$3,775
The Company did not have income related to the discontinued operations during the year ended September 30, 2020. Loss from discontinued operations, net of tax and the loss on sale of discontinued operations, net of tax, of the Cable TV segment business which are presented in total as loss from discontinued operations, net of tax in the Company’s consolidated statements of operations for the year ended September 30, 2019 is as follows, in thousands:

September 30, 2019
Total net sales	$13,743

Cost of sales	10,097
Operating, selling, general and administrative expenses	3,412
Other expenses	2
Income from discontinued operations	232
Loss on sale of discontinued operations	(1,491)
Income tax provision	8
Loss from discontinued operations, net of tax	$(1,267)

Note 5 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions.  For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. In addition, the third party financial institution will charge and deduct 1.6% of sold receivables. As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At September 30, 2020, the third-party financial institution has a reserve against the sold receivables of $0.1 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $0.6 million at September 30, 2020, for which there is a limit of $3.5 million.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at September 30, 2020 as the Company determined the sold receivables are collectible.  The other agreements without recourse are under programs offered by certain customers of Fulton.
For the year ended September 30, 2020, the Company received proceeds from the sold receivables under all of their various agreements of $18.9 million and included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows.  The cost of selling these receivables ranges from 1.0% to 1.8%.  The Company recorded costs of $0.3 million for the year ended September 30, 2020, in other expense in the consolidated statements of operations.
Note 6 – Inventories
Inventories, which are all within the Telco segment, at September 30, 2020 and September 30, 2019 are as follows, in thousands:

	2020	2019
New equipment	$1,311	$1,496
Refurbished and used equipment	7,499	7,405
Allowance for excess and obsolete inventory:	(3,054)	(1,275)

Total inventories, net	$5,756	$7,626
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
In the years ended September 30, 2020 and 2019, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  Therefore, the Company has a $3.1 million allowance at September 30, 2020. The Company also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge of $1.8 million and $0.7 million for the years ended September 30, 2020 and 2019 respectively, for inventories that have a cost in excess of estimated net realizable value.

Note 7 – Intangible Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company groups assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted future cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.
As a result of the Fulton acquisition, the Company recorded an additional intangible asset for customer relationships of $0.2 million, see Note 3 ‒ Acquisition.

The intangible assets with their associated accumulated amortization amounts at September 30, 2020 and September 30, 2019 are as follows, in thousands:

	September 30, 2020
	Gross	Accumulated Amortization	Impairment	Net
Intangible assets:
Customer relationships – 10 years	$8,396	$(4,021)	$(3,894)	$481
Trade name – 10 years	2,122	(1,178)	—	944
Non-compete agreements – 3 years	374	(374)	—	—

Total intangible assets	$10,892	$(5,573)	$(3,894)	$1,425

	September 30, 2019
	Gross	Accumulated Amortization	Impairment	Net
Intangible assets:
Customer relationships – 10 years	$8,396	$(3,548)	$—	$4,848
Trade name – 10 years	2,119	(966)	—	1,153
Non-compete agreements – 3 years	374	(372)	—	2

Total intangible assets	$10,889	$(4,886)	$—	$6,003
As of March 31, 2020, the Company determined that changes in the economy related to the COVID-19 pandemic and the continued losses experienced in the Telco segment may cause the carrying amounts of its intangible assets to exceed their fair values. The Company performed an assessment of its intangible assets and determined that the carrying value of its customer relationships were in fact impaired based on valuation appraisals performed by the Company using a multi-period excess earnings model. Therefore, the Company recorded a $3.9 million impairment charge in the Telco segment as of March 31, 2020. As of September 30, 2020, no further indicators of potential impairment were present. Amortization expense was $0.7 million and $1.1 million for the years ended September 30, 2020 and 2019, respectively.
The estimated aggregate amortization expense for each of the next five fiscal years is as follows, in thousands:

2021	$319
2022	319
2023	319
2024	195
2025	107
Thereafter	166
Total	$1,425

Note 8 – Accrued Expenses
Accrued expenses at September 30, 2020 and 2019 are as follows, in thousands:

	2020	2019
Employee costs	$942	$1,192
Taxes other than income tax	91	69
Interest	23	—
Other, net	443	357

Total accrued expenses	$1,499	$1,618

Note 9 – Debt
Loan Agreement
On March 10, 2020, the Company entered into a loan agreement with its primary lender for $3.5 million, bearing interest at 6% per annum. The loan is payable in seven semi-annual installments of principal and interest with the first payment occurring June 30, 2020, and the final payment due June 30, 2023. Payment of the loan may be accelerated in the event of a default. The principal and interest payments correlate to the payment schedule for the promissory note with Leveling 8. The balance under this loan is now $1.2 million and the final payment will be June 30, 2023. The loan is secured by substantially all of the assets of the Company, including, without limitation, the promissory note that the Company received in connection with the sale of its Cable TV segment in 2019 to Leveling 8, Inc.

Line of Credit and Notes Payable
Credit Agreement
The Company has a line of credit ("LOC") agreement with its primary lender. This credit agreement contains a $4.0 million revolving line of credit and had a maturity date of December 17, 2020. The Company renewed the line of credit for another year subsequent to September 30, 2020. During the fiscal year 2020, the line of credit required quarterly interest payments based on the prevailing Wall Street Journal Prime Rate ("WSJP") (3.25% at September 30, 2020), and the interest rate was reset monthly. The credit agreement provides that the Company maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 measured annually. At September 30, 2020, the Company was not in compliance with this ratio. At September 30, 2020, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $3.3 million at September 30, 2020, and remaining availability was $0.5 million.
Subsequent to September 30, 2020, the Company renewed its revolving bank line of credit for one year to a maturity date of December 17, 2021.  As part of this renewal, the revolving bank line of credit remained $4.0 million, or the sum of 80% of eligible accounts receivable and 25% of eligible inventory. Quarterly interest payments are based on WSJP, floating, with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021.
Paycheck Protection Program Loan

On April 14, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with its primary lender for $2.9 million. The PPP loan bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020, and matures on April 10, 2022. The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has applied for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements.

As of September 30, 2020, the aggregate maturities of debt for the next five years and thereafter are as follows (in thousands):

2021	$4,509
2022	2,440
Thereafter	—
Total	$6,949

Note 10 – Leases

ADDvantage adopted ASU No. 2016-02, Topic 842 (ASC 842) - Leases, effective October 1, 2019. This ASU requires lessees to recognize an operating lease or right-of-use ("ROU") asset and liability on the balance sheet for all right-of-use leases with an initial lease term greater than twelve months.

ASU 2018-11 Leases – Targeted Improvements, allows for a practical expedient wherein all periods previously reported under ASC 840 will continue to be reported under ASC 840, and periods beginning October 1, 2019 and after are reported under ASC 842. ADDvantage elected to adopt this practical expedient along with the package of practical expedients, which allows the Company to combine lease and non-lease costs.

Under this transition option, ADDvantage will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented and will make only annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Prior period amounts have not been adjusted and continue to be reflected in accordance with ADDvantage historical accounting. The adoption of this standard on October 1, 2019, had no impact on the Company's consolidated statement of shareholders' equity or consolidated statement of operations.

As a lessee, ADDvantage leases its corporate office headquarters in Carrollton, Texas, and conducts its business operations through various regional offices located throughout the United States. These operating locations typically include regional offices, storage and maintenance facilities sufficient to support its operations in the area. ADDvantage leases these properties under either non-cancelable term leases many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses, or month-to-month operating leases. Options to renew these leases are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease. ADDvantage may lease equipment under cancellable short-term or contracts which are less than 30 days. Due to the nature of the Company's business, any option to renew these short-term leases is generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of right-of-use lease asset and lease liability balances.
ROU lease expense consists of rent expense related to leases that were included in ROU assets under ASC 842. ADDvantage recognizes right-of-use lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable right-of-use lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers).

As a result of adopting ASC 842, on the effective date, the Company recognized right-of-use assets and liabilities of $4.6 million, and financing lease assets and liabilities of $1.4 million. Right-of-use leases are included in right-of-use assets and current or long-term right-of-use obligations on the consolidated balance sheets. Finance leases are included in net property and equipment, and current or long-term finance lease obligations in the consolidated balance sheets.

Right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses a discount rate that approximates the rate of interest for a collateralized loan over a similar term as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable.

Impairment of right-of-use asset - The Company has a right-of-use for a building in Jessup, Maryland for Nave Communications. The Company ceased operations in Jessup, Maryland in May 2020, and vacated the Jessup, Maryland building. The building was partially subleased during fiscal year 2020. During the third quarter of 2020, the Company determined that the right-of-use asset was not recoverable and used an income approach to estimate its fair value, determining that the carrying value was partially impaired. Therefore, the Company recorded $0.7 million of impairment charges related to the lease in the Telco segment during the year ended September 30, 2020.

The components of lease expense were as follows for the year ended September 30, 2020, in thousands:
September 30, 2020
Right-of-use lease cost
Impairment of right-of-use asset	$660
Right-of-use lease cost	1,586
Total right-of-use lease cost	$2,246
Finance lease costs
Amortization assets under finance leases	$335
Interest on finance lease liabilities	59
Total finance lease cost	$394

Supplemental cash flow information related to leases are as follows for the year ended September 30, 2020, in thousands:
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from right-of-use leases	$1,586
Operating cash flows from finance leases	$59
Financing cash flows from finance leases	$387

Supplemental balance sheet information related to leases are as follows, in thousands:
September 30, 2020
Right-of-use leases
Right-of-use lease assets	$3,758

Right-of-use lease obligations - current	$1,275
Right-of-use lease obligations	3,310
Total right-of-use lease liabilities	$4,585

Finance leases
Property and equipment, gross	$1,463
Accumulated depreciation	(393)
Property and equipment, net	$1,070

Financing lease obligations - current	$285
Financing lease obligations	791
Total finance lease liabilities	$1,076

Weighted Average Remaining Lease Term
Right-of-use leases	3.75 years
Finance leases	3.88 years
Weighted Average Discount Rate
Right-of-use leases	5.00%
Finance leases	4.96%

Maturities of lease liabilities are as follows for the year ending September 30, 2020, in thousands:

	Right-of-Use Leases	Finance Leases
2021	$1,441	$325
2022	1,341	292
2023	1,328	278
2024	802	234
2025	150	44
Total lease payments	5,062	1,173
Less imputed interest	477	98
Total lease obligations	$4,585	$1,075
Note 11 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants.  Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.
At September 30, 2020, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 789,630 shares were available for future grants.
Stock Options
All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.

Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations.
Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period. Stock options granted to employees generally become exercisable three, four or five years from the date of grant and generally expire ten years after the date of grant.  Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the date of grant.
A summary of the status of the Company's stock options at September 30, 2020 and changes during the year then ended is presented below in thousands, except share and per share amounts:

	Options (Shares)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2019	770,000	$1.73	$353
Granted	—	—	—
Exercised	(123,334)	1.67	304
Expired	—	—	—
Forfeited	(546,666)	—	606
Outstanding at September 30, 2020	100,000	$1.55	$38
Exercisable at September 30, 2020	66,667	$1.68	$16
The intrinsic value of exercised options for the years ended September 30, 2020 and 2019, in thousands:

	2020	2019

Value at exercise date	$510	$—
Exercise price	206	—
Intrinsic value	$304	$—
Information about the Company’s outstanding and exercisable stock options at September 30, 2020 is as follows, in thousands except share and per share amounts:

Exercise Price	Stock Options Outstanding	Exercisable Stock Options Outstanding	Remaining Contractual Life	Aggregate Intrinsic Value
$1.28	50,000	16,667	8.25	$32
$1.81	50,000	50,000	6.42	6
	100,000	66,667		$38
The Company granted nonqualified stock options of zero and 480,000 options for the years ended September 30, 2020 and 2019, respectively. The Company estimated the fair value of the options granted using the Black-Scholes option valuation model and the assumptions shown in the table below. The Company estimated the expected term of options granted based on the historical grants and exercises of the Company's options.  The Company estimated the volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock. The Company based the risk-free rate that was used in the Black-Scholes option valuation model on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected terms. The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company used historical data to estimate the pre-vesting options forfeitures and records share-based expense only for those awards that are expected to vest.

The estimated fair value at date of grant for stock options utilizing the Black-Scholes option valuation model and the assumptions that were used in the Black-Scholes option valuation model for the fiscal year 2019 stock option grants are as follows:

Estimated fair value of options at grant date	$196,970
Black-Scholes model assumptions:
Average expected life (years)	6
Average expected volatile factor	29%
Average risk-free interest rate	2.8%
Average expected dividend yield	—
The Company realized a net benefit related to the recognition of forfeitures of stock options during the year ended September 30, 2020. Compensation expense related to stock options recorded for the years ended September 30, 2020 and 2019 is as follows:

	2020	2019
Fiscal year 2017 grant	$(6)	$18
Fiscal year 2019 grant	—	128
Total compensation expense	$(6)	$146
At September 30, 2020, compensation costs related to these unvested stock options not yet recognized in the statements of operations was $2,945 which will be fully amortized by 2022.
Restricted stock awards
In fiscal year 2019, the Company granted restricted share awards to its Chairman of the Board of Directors totaling 55,147 shares, which were valued at market value on the date of grant. The shares will vest 20% per year with the first installment vesting on the first anniversary of the grant date. The fair value of the shares upon issuance totaled $0.1 million.

In fiscal year 2020, the Company granted a total of 298,974 shares to its board members, which were valued at market value on the date of grant. The shares ranged in vesting periods from immediate to three years. The fair value of the shares upon issuance totaled $0.6 million.

In fiscal year 2020, the Company granted a total of 220,937 shares to certain members of management, which were valued at market value on the date of grant. The shares ranged in vesting periods from immediate to three years. The fair value of the shares upon issuance totaled $0.6 million.
A summary of the Company's non-vested restricted share awards (RSA) at September 30, 2020 and changes during the year ended September 30, 2020 is presented in the following table:

	Shares	Fair Value
Non-vested at September 30, 2019	44,118	$60
Granted	764,184	1,569
Vested	(333,278)	(571)
Forfeited	—	—
Non-vested at September 30, 2020	475,024	$1,058

In addition, certain outstanding stock options held by two members of management and one director were converted to stock grants based on a fair value calculation of the outstanding stock options. As a result, the options outstanding, which totaled 330,000 options, were forfeited and 244,273 shares of common stock were granted based on the fair value calculation of $0.6 million. Since this was considered a modification of a stock award, the Company recognized the difference between the stock grant fair value and the immediate fair value of the stock option award, before modification which totaled $0.2 million.

Compensation expense related to restricted stock recorded for the years ended September 30, 2020 and 2019 is as follows, in thousands:

	2020	2019
Fiscal year 2019 grant	15	38
Fiscal year 2020 grant	565	15

Total compensation expense	$580	$53
Valuation of time vesting restricted stock awards for all periods presented is equal to the quoted market price for the shares on the date of the grant. The Company amortizes the fair value of the restricted share awards, graded, over the vesting period of the awards.

Note 12 – Equity Distribution Agreement and Sale of Common Stock

On April 24, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time, through Northland, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $13.9 million.

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by the Company with the SEC on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020.

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

During the year ended September 30, 2020, 573,199 shares were sold by Northland on behalf of the Company with gross proceeds of $2.2 million, and net proceeds after commissions and fees of $2.1 million.

Note 13 - Supplemental Cash Flow Information

(in thousands)	Years ended September 30,
	2020	2019

Supplemental cash flow information:
Cash paid for interest	$230	$126
Cash received from income taxes	$—	$(172)

Supplemental noncash investing activities:
Assets acquired under financing leases	$1,352	$—
Promissory note from disposition of business	$—	$6,375

Note 14 – Earnings per Share
Basic and diluted earnings per share for the years ended September 30, 2020 and 2019, in thousands:

	2020	2019
Loss from continuing operations	$(17,333)	$(4,035)
Discontinued operations, net of tax	—	(1,267)
Net loss attributable to common shareholders	$(17,333)	$(5,302)

Basic weighted average shares	11,164	10,361
Diluted weighted average shares	11,164	10,361

Loss per common share:
Basic
Continuing operations	$(1.55)	$(0.39)
Discontinued operations	—	(0.12)
Net loss	$(1.55)	$(0.51)

Continuing operations	$(1.55)	$(0.39)
Discontinued operations	—	(0.12)
Net loss	$(1.55)	$(0.51)
The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities due to the option exercise price exceeding the average market price per share of the Company’s common stock for the fiscal year as their effect would be anti-dilutive, or the exercise of the option is antidilutive.

	2020	2019
Stock options excluded	100,000	770,000
Weighted average exercise price of
stock options	$1.55	$1.73
Average market price of common stock	$2.44	$1.49

Note 15 – Income Taxes
The benefit for income taxes for the years ended September 30, 2020 and 2019 consists of, in thousands:

	2020	2019
Continuing operations:
Current	$(1,249)	$(13)
Deferred	—	—
	(1,249)	(13)
Discontinued operations – current	—	8
Total benefit for income taxes	$(1,249)	$(5)
The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2020 and 2019:

	2020	2019
Statutory tax rate	21.0%	21.0%
State income taxes, net of U.S. federal tax benefit	4.8%	6.6%
Return to accrual adjustment	—%	(0.6%)
Tax credits	—%	—%
Charges without tax benefit	0.1%	(5.3%)
Valuation allowance	(19.4%)	(22.1%)
Other exclusions	0.1%	0.7%
Company’s effective tax rate	6.6%	0.3%
The charges without tax benefit rate includes, among other things, the impact of officer life insurance, nondeductible meals and entertainment and permanent basis differences in goodwill.
As a result of the CARES Act, the Company can carryback net operating losses (NOL) generated in 2018 through 2020 for a period of five years. As a result, the Company’s effective tax rate included an income tax benefit recognized during the fiscal year ended September 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods. Therefore, as of September 30, 2020, the Company recorded a $1.2 million income tax receivable and a corresponding current benefit for income taxes. The Company continues to provide a valuation allowance of $6.4 million for all net deferred tax assets where the Company believes it is more likely than not that those deferred taxes will not be realized.
The tax effects of temporary differences related to deferred taxes at September 30, 2020 and 2019 consist of the following, in thousands:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$4,659	$2,632
Accounts receivable	69	41
Inventory	883	393
Intangibles	1,259	707
Accrued expenses	132	53
Stock options	14	109
Investment in equity method investee	100	112
Other	—	—
Total deferred tax assets	7,116	4,047
Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	416	705
Other	323	95
Total deferred tax liabilities	739	800
Less valuation allowance	6,377	3,247
Net deferred taxes	$—	$—
The Company’s U.S. Federal net operating loss (“NOL”) carryforwards consist of the following, in thousands:

	NOL carryforward	Year Expires
Year ended September 30, 2020	$10,100,000	No expiry
Year ended September 30, 2019	$2,569,000	No expiry
Year ended September 30, 2018	$2,431,000	No expiry
Year ended September 30, 2016	$82,820	2036

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded, based on its recent cumulative losses, that it is more likely than not that the Company will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $6.4 million is needed.
Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2017.
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

(in thousands)	Twelve months ended September 30,
	2020	2019
Sales
Wireless	$21,354	$22,969
Telco	28,853	32,204
Intersegment	(25)	(55)
Total sales	$50,182	$55,118
Gross profit
Wireless	$6,580	$6,362
Telco	5,100	7,096
Total gross profit	$11,680	$13,458
Operating loss
Wireless	$(2,842)	$(882)
Telco	(11,341)	134
Corporate	(4,347)	$(3,228)
Total operating loss	$(18,530)	$(3,976)
Segment assets
Wireless	$5,324	$5,516
Telco	12,478	22,619
Non-allocated	14,880	8,693
Total assets	$32,683	$36,828

Note 17 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2020 and 2019:

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended 2020
Sales	$13,962	$11,959	$12,022	$12,239
Gross profit	3,592	(439)	4,171	4,356
Loss from continuing operations	(1,718)	(14,661)	23	(978)
Basic and diluted loss from continuing operations per common share	$(0.17)	$(1.41)	$—	$(0.09)
Fiscal year ended 2019
Sales	$6,810	$12,890	$17,559	$17,859
Gross profit	1,723	3,477	4,587	3,671
Loss from continuing operations	(1,203)	(1,211)	(58)	(1,562)
Basic and diluted loss from continuing operations per common share	$(0.12)	$(0.12)	$—	$(0.15)
The sum of individual quarterly net loss per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during such period.

Note 18 – Subsequent events
During the period December 8, 2020 through December 15, 2020, the Company sold 209,371 shares of stock under our ATM for an average price of $3.82 pursuant to our agreement with Northland Securities, Inc. as described in Note 12 – Equity Distribution Agreement and Sale of Common Stock.
On December 16, 2020, the Company renewed its revolving bank line of credit for one year to a maturity date of December 17, 2021.  As part of this renewal, the revolving bank line of credit remained $4.0 million, or the sum of 80% of eligible accounts receivable and 60% of eligible inventory, as defined in the loan agreement. Quarterly interest payments are based on WSJP, floating, with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2020, the Company completed the full integration of Fulton Technologies, Inc., into our internal control over financial reporting processes.

Other than the changes described above, during the most recent fiscal year, there have been no changes, including the impact of COVID-19, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
During fiscal year 2019, the Company acquired Fulton. See Note 3. Acquisitions for additional information on this acquisition. Management has included this business in its evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.
Based on our assessment, we believe that, as of September 30, 2020, our internal control over financial reporting is effective.
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
Changes in Internal Control over Financial Reporting.
During the year ended September 30, 2020, the Company integrated the acquisition of Fulton Technologies, Inc. fully into its control environment.
Item 9B.    Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our bylaws provide that our Board shall consist of not less than one nor more than nine directors, as determined from time to time by board resolution. The Board is presently comprised of five directors, each of whom serves for a term of one year. The Directors are as follows:

David E. Chymiak Director since 1999

Mr. Chymiak, 75, served as ADDvantage's Chief Technology Officer from April 2, 2012 through June 30, 2019, which was the effective date of the sale of the Cable Television segment to Mr. Chymiak’s affiliated company, Leveling 8, Inc. (see Certain Relationships and Related Transactions section). Mr. Chymiak oversaw the operations of the Cable Television segment he co-founded Tulsat in 1985. Upon the sale of the Cable Television segment to Leveling 8, Mr. Chymiak is no longer an employee of the Company, but remains on the Company’s Board of Directors and is a member of the audit committee. Mr. Chymiak served as our Company’s Chairman of the Board from during the years 1999 to 2012 and 2014 to 2018.

Joseph E. Hart Director since 2015

Mr. Hart, 70, has served as our President and Chief Executive Officer in October 2018. Prior to joining the Company, Mr. Hart was the CEO of Aero Communications, Inc., a company specializing in installation, maintenance, and network design and construction for the telecommunications industry (2015 to 2018). From 2006 to 2014, Mr. Hart served as the Executive Vice President of Network Infrastructure Services and Operations for Goodman Networks, Inc., a provider of end-to-end network infrastructure, professional services and field deployment to the wireless telecommunications and satellite television industry. For the previous 20 years, Mr. Hart served in various executive leadership positions for AT&T and other various telecommunication and wireless companies. Mr. Hart holds a Master of Science degree in systems management from the University of Southern California and Bachelor of Business Administration degree from Baldwin-Wallace College.

Timothy S. Harden Independent Director since 2019

Mr. Harden, 67, has broad Communication Industry experience in various positions of leadership. He currently sits on a number of advisory boards focused on providing products and services in the Communication space. Mr. Harden spent 33 years with AT&T in various operating executive positions, the last of which was President of AT&T’s Worldwide Supply Chain. A few of his previous areas of responsibility included President and CEO of AT&T West, President of network services for AT&T Southwest, and President of Data and Network Services for SBC Operations. Mr. Harden also gained broad telecommunications experience from a series of executive assignments within AT&T’s predecessor companies SBC and Pacific Telesis, including President of SBC Telecom, Inc., President and Chief Executive Officer of Pacific Telesis Business Systems, Chief Operating Officer of Pacific Bell’s Advanced Communications Network, and Senior VP – Network Engineering and Planning of SBC Data Services. Mr. Harden has served as Chairman of the QuEST/TIA Forum Executive Board, managing the quality standard TL 9000 through 200+ companies worldwide. He is a former member of Supply Chain 50 representing the top Supply Chains in the U.S., and a member of Supply Chain World representing the top 200 Supply Chains worldwide.

Mr. Harden is an inductee in the National Football Foundation and College Hall of Fame as a scholar athlete. He currently serves on the board of directors for the San Francisco Chapter of this national organization. In 2007 he was named as a Distinguished American by this group for his efforts in support of their mission to promote and develop the qualities of leadership, sportsmanship, competitive zeal and the drive for academic excellence in America’s young people. This was only the 9th time this honor has been awarded in the 70 year history of the organization. Mr. Harden is a retired Captain in the USN Reserve and a past Associate Professor at the University of Utah. Mr. Harden started his career as an officer in the US Navy after his graduation from the US Naval Academy.

Thomas J. Franz Independent Director since 2007

Mr. Franz, 62, is the head of TJ Franz & Associates, a firm specializing in profitability and contract CFO consulting for small and medium sized businesses, which he founded in 2003. For ten years prior, he served as Chief Financial Officer or Chief Operating Officer roles. From 1983 to 1993 Mr. Franz practiced public accounting for clients in the banking, government, venture capital, not for profit and financial services industries. Mr. Franz is a certified public accountant with a Bachelor of Business Administration and a Master of Science in accounting from Oklahoma State University.

James C. McGill Independent Director since 2007

Mr. McGill, 77, has served as our Company’s Chairman of the Board since October 2018. Mr. McGill is currently the President of McGill Resources, a venture capital investment company, a position he has held since 1987. In 2015, Mr. McGill formed and owns Ediche, LLC, a clothing importer. He also served in various executive leadership roles and as Chairman of the Board of Directors of MacroSolve, Inc., a technology company focused on wireless data collection (2002 to 2013). Mr. McGill serves on boards of organizations in the Tulsa, Oklahoma area, and has served on public company boards with many years serving as audit committee or board chair.

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

John M. Shelnutt Independent Director since 2019

Mr. Shelnutt, 58, is the Vice President of Blue Danube Systems, a company that designs intelligent wireless access solutions to deliver high-definition active antenna systems technology to the wireless industry. Prior to 2017 when he joined Blue Danube Systems, Mr. Shelnutt served in executive capacities at Cisco from 2011 to 2016, leading their Mobility Division. Prior to that, Mr. Shelnutt spent 12 years in executive leadership roles at Alcatel including the startup of their global DSL division and managing their United States Mobility Division. Mr. Shelnutt has served on various boards within the telecommunications industry including the QuEST Forum, ATIS, and Broadband Forum and was an advisor to Tech Titans of Dallas, Texas and the City of New York Public Schools Technology group.

David W. Sparkman Independent Director since 2015

Mr. Sparkman, 63, is the Chief Financial Officer of Oklahoma Capital Bank, a position he has held since 2017. Mr. Sparkman was the Chief Financial Officer for a group of oil field service companies: Acid Specialists, LLC; Frac Specialists, LLC; and Cement Specialists, LLC (2014 to 2016), for Great White Energy Services (2010 to 2011) and North America Director of Finance for Archer Well Company (2011 to 2013) after Great White was acquired by Archer Well Company. Prior to that, he was President of the financial consulting firm, Ulysses Enterprises, LLC. (2009 to 2010). Mr. Sparkman spent 12 years with Dollar Thrifty Automotive Group serving in senior management positions in accounting and finance. Mr. Sparkman is a certified public accountant (inactive) and holds a Bachelor of Business Administration in accounting from the University of Arkansas where he graduated cum laude.

Identification of Executive Officers

We have five executive officers. Our officers are elected by our Board of Directors and serve at the pleasure of the Board of Directors.

Joseph E. Hart

Biographical information for Mr. Hart, President and Chief Executive Officer, is set forth above.

Scott A. Francis

Mr. Francis, 53, has been a Vice President since September 15, 2008, our corporate secretary since August 6, 2009, and our Chief Accounting Officer since March 2019. From September 15, 2008 through March, 2019, Mr. Francis served as our Chief Financial Officer. Mr. Francis has over 25 years of finance and management experience. Prior to joining ADDvantage, he served as a controller of accounting at Vanguard Car Rental USA, Inc. from June 2004 until September 2008. Prior to that, he served as manager of financial reporting for WilTel Communications, Inc. from 1997 through May 2004. Mr. Francis is a certified public accountant with a Bachelor of Business Administration degree in accounting from Oklahoma State University.

Reginald Jaramillo

Mr. Jaramillo, 44, President of Telecommunications, began his career with ADDvantage Technologies in 2019 serving as the company’s Director of Financial Planning and Analysis where he developed planning and analysis processes from the ground up. He was born into an entrepreneurial family and grew up working in the Leal’s Mexican Foods family restaurant businesses located in West Texas and Eastern New Mexico. Subsequently, he spent five years working in the financial services industry for Wells Fargo Financial and American General Financial Services. Prior to joining the company, Mr. Jaramillo worked for 15 years in the telecommunications industry for Cox Communications, Time Warner Cable and most recently Suddenlink Communications (Operated by Altice USA NYSE: ATUS) where he spent 10 years serving in various fiscal and operational leadership role, which included VP of Fiscal Operations, VP of Business Planning, and VP of Field Operations. Mr. Jaramillo graduated from New Mexico Military Institute. He holds a Bachelor of Business Administration from Midwestern State University, an MBA from Texas Tech University, and is nearing completion of a Master of Science in Accounting from Texas A&M University-Commerce.

Jimmy Taylor

Mr. Taylor, 64, President of our Wireless Segment since July 2020, is a 35-year veteran of the wireless infrastructure and telecommunications industries. He has extensive experience in both operational leadership and business development, creating a solid foundation for process improvement as well as organic and transactional growth. Mr. Taylor has held multiple senior leadership roles, especially in site development and deployment. He started his career at Houston Cellular and PrimeCo PCS and then joined Crown Castle International, one of the world’s largest tower asset management companies. He was the Regional VP of Southwest Operations for Crown Castle for almost 10 years, where he was responsible for site development, deployment and leasing operations. He was VP of Site Development at Goodman Networks and President of the Teltech Group and Cotton Telecom. His robust experience and contacts in the wireless infrastructure services industry will help Fulton reach its full potential as the industry prepares for significant growth related to 5G. Mr. Taylor holds a Bachelor of Business Administration from the University of Texas at Austin and a Bachelor of Arts from Angelo State University.

Jarrod M. Watson

Mr. Watson, 45, has served as the Company's Chief Financial Officer since July 2020. Mr. Watson joined the company with more than 20 years of corporate financial leadership experience with large organizations including Fortune 500 companies Yum Brands (NYSE: YUM) and McKesson (NYSE: MCK). Prior to joining ADDvantage Technologies, Mr. Watson served as Chief Financial Officer of Southland Holdings, a large privately held heavy civil construction company. In that role, he led all departments of finance, accounting, treasury and human resources. During his time there, he led several large transformation initiatives designed to position the company for growth. Prior to that, he served as Head of Business Analytics & Forecasting for Pizza Hut US, a Yum! Brands subsidiary, the largest restaurant company in the world. In that role he led all areas of financial analysis and forecasting. Mr. Watson has also held financial leadership roles with increasing levels of responsibility for several companies prior to that. One notable example includes ADC Telecommunications (currently operating as part of Commscope NASDAQ: COMM), a publicly traded telecommunications equipment manufacturer. Mr. Watson received an MBA from the Owen Graduate School of Management at Vanderbilt University and is licensed as a certified public accountant.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports and we are required to disclose in this proxy statement any failure to file by these dates during fiscal year 2020.

Based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to the fiscal year ended September 30, 2020, we believe that these persons have complied with all applicable filing requirements.

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

Audit Committee

The functions and members of our Audit Committee are set forth below. The members of the Audit Committee are David W. Sparkman (Chairman), Thomas J. Franz and James C. McGill. Each of the committee members is independent as defined under the rules and listing standards of the NASDAQ Stock Market (“NASDAQ”) and the rules of the Securities and Exchange Commission implemented pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during fiscal year 2020. All of the meetings were held prior to the reporting of our quarterly financial results.

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

Item 11. Executive Compensation

Summary Compensation Table

The following information relates to compensation paid by the Company for the fiscal years ended 2020 and 2019 to the Company’s Chief Executive Officer and the two other most highly compensated executive officers of the Company :

							Non-Equity
					Stock	Option	Incentive Plan	All Other	Total
	Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
			($)(1)	($)(2)	($) (3)	($) (4)	($)	($)(5)	($)
	Joseph E. Hart	2020	$290,769	105,000	$87,898	$—	$—	$25,173	$508,840
	Principal Executive Officer	2019	303,846	—	—	84,000	—	28,192	416,038

	Scott A. Francis	2020	174,462	36,000	50,988	—	—	10,000	271,450
	Vice President, Chief Accounting Officer	2019	182,885	—	—	11,220	—	15,144	209,249

	Donald E. Kinison	2020	169,231	55,000	—	—	—	112,891	337,122
	President, Telco Segment (6)	2019	210,769	—	—	18,700	—	16,538	246,007

(1)	Messrs. Hart and Francis are entitled to the compensation under employment or severance agreements which are described below.
(2)	Bonus amounts paid in 2020 represent amounts earned in 2019. There was no executive bonus awarded in 2020. There were no 2019 bonus payments related to 2018.
(3)
The amounts shown are Company officer compensation and represent the total fair value of the stock awards shares on the date of the grant to officers for fiscal years 2020 and 2019. The fair value of the stock awards is amortized over the vesting period to compensation expense in the Consolidated Statements of Operations contained in this Annual Report on Form 10-K. The fair value of the stock awards was based on the closing market prices of the stock on the dates of the grants. The actual value that an executive officer will realize upon vesting of performance or time-based awards will depend upon the market price of the Company’s stock on the vesting date, so there is no assurance that the value realized by an executive officer will be at or near the value of the market price of the Company’s stock on the grant date. In addition, certain outstanding stock options held by Mr. Hart and Mr. Francis were converted to stock grants based on a the fair value of the outstanding stock options on the conversion date. As a result, the options were forfeited and the officer's compensation is shown net of the value of the forfeited options.

(4)	The amounts shown represent expenses recognized in the Consolidated Financial Statements contained in the Part II of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. All assumptions utilized to calculate the expense amounts shown above are set forth in Note 11 - Stock Based Compensation of the Notes to Consolidated Financial Statements in Part II of this Annual Report on From 10-K.

(5)	Represents amounts paid by the Company on behalf of an officer for matching contributions to the Company’s qualified 401(k) plan, and auto allowance received during the year. Mr. Kinison's other compensation includes $67,700 of severance and $28,300 of COBRA payments.
(6)	Mr. Kinison's salary for 2020 prorated based on his departure from the Company on May 31, 2020, and includes payout of unused vacation time at separation.

Potential Payments Upon Termination or Change of Control

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

Under these agreements, payment of benefits will occur in most situations where the employee is terminated without cause or is terminated or resigns in connection with a Change in Control of the Company. Mr. Hart, in this event, will be paid the amount of his annual base salary immediately preceding the termination without cause or Change of Control and Mr. Francis will be paid the amount of 50% of his annual base salary immediately preceding the termination without cause or Change of Control. Most executive equity awards which are subject to vesting provide for accelerated vesting upon the occurrence of a change in control. Mr. Kinison was a party to a similar employment agreement prior to his departure from the Company.

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

Outstanding Equity Awards at September 30, 2020

The named executive officers of the Company did not have any unvested equity awards as of September 30, 2020.

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

	Fiscal Year 2020 Director Compensation	Fees Paid in Cash		Fair Value of Share Awards		Total Compensation
	David E. Chymiak (1) (3) (7)	$12,000	(7)	$32,154	(5)	$44,154
	Thomas J. Franz (1) (2)	12,000		67,154	(5)	79,154
	Timothy S. Harden (3) (4)	10,000		153,500	(5)	163,500
	James C. McGill (1) (2) (3) (4) (6)	50,000	(6)	62,500	(5)	112,500
	John M. Shelnutt (2) (3) (4)	12,300	(6)	170,654	(5)	182,954
	David W. Sparkman (1)	12,000		67,154	(5)	79,154

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Strategic Direction Committee.
(5)	In fiscal year 2020, the directors received their stock grant from 2019 as there were not enough shares available under the 2015 Incentive Stock Plan until after the March shareholders' meeting where the shareholders approved additional shares to be added to the Plan. The grant was for 8,287 shares using the closing stock price on the date of the 2019 annual meeting of shareholders.
(6)	Mr. McGill and the Company entered into a Letter Agreement on October 8, 2018, which provides that Mr. McGill will receive annual compensation in the form of $75,000 cash and $75,000 in shares of restricted stock, which vest over five years, for serving as Chairman of the Board. On July 16, 2020, this Agreement was amended to provide that Mr. McGill will receive annual compensation in the form of $25,000 of cash and $50,000 shares of restricted, which will have a one year vesting period. In addition, his previous shares granted in October 2018 fully vested in October 2020.
(7)	In fiscal year 2020, the shareholders approved a new director compensation plan for which the directors would receive $50,000 of stock after the annual meeting of shareholders. Mr. Chymiak and Mr. McGill do not participate in this plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of common stock beneficially owned (as of November 30, 2020) by:
• each person known by us who beneficially owns more than 5% of any class of our voting stock;
• each director and nominee for director;
• each executive officer named in the Summary Compensation Table; and
• our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Class (1)
Directors and Officers:
Dave Chymiak	2,709,230	(2)	22.90%
Joseph Hart	196,122		1.70%
James McGill	133,299		*
Tom Franz	102,505		*
Scott Francis	112,120		*
Jarrod Watson	99,937		*
Jimmy Taylor	75,000		*
Reginald Jaramillo	65,000		*
David Sparkman	64,494		*
Timothy Harden	74,155		*
John Shelnutt	82,442		*

All Executive Officers and Directors as a group (11 persons)	3,714,304		31%

Others > 5% ownership:
Ken Chymiak	1,475,169	(3)	13%
Thomas A Satterfield, Jr.	890,645	(4)	8%
* Less than one percent
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
(2) Substantially all of these shares are pledged to the Company to secure the promissory note issued by the buyer in connection with the sale of the Company’s cable television segment.
(3) Based on a Form 4, filed on September 17, 2020, of the shares beneficially owned by Mr. Chymiak, 1,475,169 are held of record by his spouse, Susan C. Chymiak as trustee of the Susan Chymiak Revocable Trust. Mr. Chymiak has sole voting and investment power over those shares held of record by him. Mr. Chymiak disclaims beneficial ownership of the shares held by his wife
(4) Based on a Schedule 13G/A, filed on February 13, 2019, of Mr. Satterfield’s reported ownership, 30,000 shares are held jointly with Mr. Satterfield’s spouse; 3,400 shares are held individually by Mr. Satterfield’s spouse; 75,000 shares are held by Tomsat Investment & Trading Co., Inc., a corporation wholly-owned by Mr. Satterfield and of which he serves as President; and 380,000 shares are held by Caldwell Mill Opportunity Fund, which fund is managed by an entity of which Mr. Satterfield owns a 50% interest and serves as Chief Investment Manager. Additionally, Mr. Satterfield has limited powers of attorney for voting and disposition purposes with respect to the following shares: A.G. Family L.P. (375,000 shares); Jeanette Satterfield Kaiser (28,000 shares); Richard W. Kaiser, III (15,000 shares); and David Satterfield (18,000 shares). These individuals and entities have the right to receive or the power to direct the receipt of the proceeds from the sale of their respective shares.

Securities authorized for issuance under equity compensation plans
The information in the following table is as of September 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	100,000	$1.55	789,630
Equity compensation plans not approved by security holders	—	$—	—
Total	100,000	$1.55	789,630

Item 13. Related Parties

In fiscal year 2020, our related party transactions with Mr. David Chymiak or affiliates owned by him have consisted of receiving proceeds on the secured note receivable outstanding from Mr. Chymiak related to the sale of our Cable Segment to Leveling 8, Inc., in June 2019, as described in Note 4. Discontinued Operations in Part II of this Annual Report.

As part of the sale agreement, Mr. Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of Mr. Chymiak’s Company common stock. Mr. Chymiak also entered into a standstill agreement with the Company under which he is limited in taking action with respect to the Company or its management for a period of three years after the closing of the cable sale. As of December 15, 2020, Mr. Chymiak has repaid $4.1 million of the loan, with $2.3 million outstanding.

Item 14. Principal Accounting Fees and Services.

HoganTaylor audited our financial statements for the fiscal years ended September 30, 2020 and 2019. Our Audit Committee considered whether the provisions for the tax services and other services by HoganTaylor were compatible with maintaining their independence and determined that they were.

Fees Incurred by the Company for Services Performed by Audit Firms

The following table shows the fees incurred for the years ended September 30, 2020 and 2019 for professional services provided by HoganTaylor for the audits of our annual financial statements as well as other professional services.

	2020	2019
Audit Fees(1)	$117,000	$137,400
Audit-Related Fees(2)	14,150	65,000
Tax Fees(3)	27,250	37,250
Total	$158,400	$239,650

(1) Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with the issuance of comfort letters, consents, and assistance with review of documents filed with the SEC.
(2) Audit-Related Fees represent reimbursements of travel and other costs associated with audit services such as consent.
(3) Tax Fees represent fees for annual tax return preparation and research of tax related matters.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements, Schedules and Exhibits
Financial Statements — ADDvantage Technology Group, Inc. and Subsidiaries:

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8, Financial Statements and Supplementary Data).

Financial Statement Schedules

All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

Exhibits

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index following this page.

Item 16. Form 10-K Summary

Not applicable.

Exhibit
3.1*
Certificate of Incorporation of the Company and amendments thereto incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company on January 10, 2003 (File No. 033-39902-FW).

3.2*
Bylaws of the Company, as amended, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on December 31, 2007 (File No. 001-10799).

4.1*
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

10.1*
Senior Management Incentive Compensation Plan, incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on March 9, 2007 (File No. 001-10799).

10.2*
Indemnification Agreement between the Company and each of its executive officers and members of the Board of Directors dated September 1, 2009, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on September 1, 2009 (File No. 001-10799).

10.3*
Form of Non-Qualified Stock Option Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.4*
Form of Restricted Stock Agreement under the Company’s 1998 Incentive Stock Plan as amended, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on April 6, 2012 (File No. 001-10799).

10.5*
Stock Purchase Agreement by and among ADDvantage Acquisition Corp. and Carlton Douglas Nave, Edward Howe, Ryan Hecox, John Leigh, Peter Boettcher, and Michael Burch dated as of February 28, 2014, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 6, 2014 (File 001-10799).

10.6*
The ADDvantage Technologies Group, Inc. 2015 Incentive Stock Plan, incorporated by reference to the Company's Form DEF 14A filed with the Securities and Exchange Commission on January 23, 2015 (File No. 001-10799).

10.7*
Asset Purchase Agreement among Triton Miami Inc., Ross Himber, Bruce Tappen and Kevin Sadovnik and ADDvantage Triton, LLC dated as of October 14, 2016, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 20, 2016 (File 001-10799).

10.8*
Chairman of the Board of Directors Agreement between the Company and James C. McGill dated October 8, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.9*
Employment Agreement between the Company and Joseph E Hart dated October 8, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by the Company on October 11, 2018 (File No. 001-10799).

10.10*
Sale of Real Estate Agreement dated October 5, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 15, 2018 (File No. 001-10799).

10.11*
Stock Purchase Agreement by and among Leveling 8 Inc. and ADDvantage Technologies Group, Inc. dated December 26, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-10799).

10.12*
Business Loan Agreement between ADDvantage Technologies Group, Inc. and Valley National Bank dated December 17, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 12, 2019 (File No. 001-10799).

10.13*
First Amendment to Stock Purchase Agreement between Leveling 8 Inc. and ADDvantage Technologies Group, Inc. dated March 15, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2019 (File No. 001-10799).

10.14*
Agreement for the Purchase and Sale of Real Estate between ADDvantage Technologies Group of Missouri, Inc. and ADDvantage Chymiak LLC, dated March 22, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.15*
First Addendum to Agreement for the Purchase and Sale of Real Estate between ADDvantage Technologies Group of Missouri, Inc. and David Chymiak LLC, dated March 28, 2019, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.16*
Agreement for the Purchase and Sale of Real Estate between NCS Industries, Inc. and David Chymiak LLC, dated March 22, 2019, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2019 (File No. 001-10799).

10.17*
Executive Employment Agreement dated April 1, 2019 between the Company and Don Kinison, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.18*
Executive Employment Agreement dated April 1, 2019 between the Company and Kevin Brown, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.19*
Executive Employment Agreement dated April 1, 2019 between the Company and Colby Empey, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.20*
Executive Employment Agreement dated April 1, 2019 between the Company and Scott Francis, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.21*
Asset Purchase Agreement by and between Fulton Technologies, Inc. and Mill City Communications, Inc., with Aero Communications, Inc., and Buyer ADDvantage Acquisition Corp. dated December 27, 2018, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2019 (File No. 001-10799).

10.22*
Financial Institution Business Loan Agreement by and between Company and Vast Bank, N.A. dba Valley National Bank, dated April 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 11, 2020 (File No. 001-10799).

10.23*
Financial Institution Business Loan Agreement by and between Company and Vast Bank, N.A. dba Valley National Bank, dated March 10, Financial Institution Business Loan Agreement by and between Company and Vast Bank, N.A. dba Valley National Bank, dated March 10, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2020 (File No. 001-10799)., incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2020 (File No. 001-10799).

10.24*
Equity Distribution Agreement by and between Company and Northland Securities, Inc., dated April 24, 2020, incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 24, 2020 (File No. 001-10799).

10.25	Form of Restricted Stock Agreement under the Company’s 2015 Incentive Stock Plan
21.1	Listing of the Company's subsidiaries.
23.1	Consent of HoganTaylor LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADDvantage Technologies Group, Inc.

Date: December 17, 2020	By:	/s/ Joseph E. Hart
Joseph E. Hart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 17, 2020	By:	/s/ Jarrod M. Watson
Jarrod M. Watson, Chief Financial Officer (Principal Financial Officer)

Date: December 17, 2020		/s/ David E. Chymiak
David E. Chymiak, Director

Date: December 17, 2020		/s/ Thomas J. Franz
Thomas J. Franz, Director

Date: December 17, 2020		/s/ Timothy S. Harden
Timothy S. Harden, Director

Date: December 17, 2020		/s/ James C. McGill
James C. McGill, Chairman of the Board of Directors

Date: December 17, 2020		/s/ John M. Shelnutt
John M. Shelnutt, Director

Date: December 17, 2020		/s/ David W. Sparkman
David W. Sparkman, Director