Form 10-Q
period 2020-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2021-02-11
CIK 874292

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2020
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

1430 Bradley Lane, Suite 196
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Shares outstanding of the issuer's $.01 par value common stock as of February 10, 2021 were 12,366,593.

Table of Content
ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended December 31, 2020

Table of Content
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$5,401	8,265
Restricted cash	265	108
Accounts receivable, net of allowances of $250, respectively	4,810	3,968
Unbilled revenue	1,151	590
Promissory note – current	—	1,400
Income tax receivable	1,248	1,283
Inventories, net of allowances of $3,054, respectively	6,202	5,576
Prepaid expenses and other assets	1,011	884
Total current assets	20,088	22,074

Property and equipment, at cost	4,311	4,220
Less: Accumulated depreciation	(1,785)	(1,586)
Net property and equipment	2,525	2,634
Right-of-use lease assets	3,505	3,758
Promissory note – non current	2,270	2,375
Intangibles, net of accumulated amortization	1,346	1,425
Goodwill	58	58
Other assets	179	179
Total assets	$29,971	$32,503

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,528	$3,472
Accrued expenses	1,070	1,319
Deferred revenue	126	113
Bank line of credit	2,800	2,800
Note payable, current	2,178	1,709
Right-of-use lease obligations – current	1,263	1,275
Financing lease obligations – current	272	285
Other current liabilities	56	41
Total current liabilities	11,293	11,014
Note payable	751	2,440
Right-of-use lease obligations	3,016	3,310
Financing lease obligations	737	791
Other liabilities	—	15
Total liabilities	15,797	17,570
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,366,593 shares issued and outstanding, and 11,822,009 shares issued and outstanding, respectively	124	118
Paid in capital	(1,379)	(2,567)
Retained earnings	15,429	17,382
Total shareholders’ equity	14,174	14,933
Total liabilities and shareholders’ equity	$29,971	$32,503
See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Sales	$12,749	$13,962
Cost of sales	9,120	10,370
Gross profit	3,629	3,592
Operating expenses	2,047	2,131
Selling, general and administrative expenses	3,215	2,776
Depreciation and amortization expense	281	448
Loss from operations	(1,914)	(1,763)
Other income (expense):
Interest income	48	89
Income from equity method investment	—	22
Other expense	(19)	(57)
Interest expense	(68)	(24)
Total other income (expense), net	(39)	30

Loss before income taxes	(1,953)	(1,733)
Benefit for income taxes	—	(15)
Net loss	$(1,953)	$(1,718)

Basic and diluted loss per share:
Net loss	$(0.16)	$(0.17)
Shares used in per share calculation:
Basic and diluted	12,149,778	10,361,292
See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$—	$14,933
Net loss	—	—	—	(1,953)	—	(1,953)
Issuance of common shares	238,194	3	876	—	—	879
Restricted stock issuance	306,390	3	(3)	—	—	—
Share based compensation expense	—	—	315	—	—	315
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$—	$14,174

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance, September 30, 2019	10,861,950	$109	$(4,377)	$34,715	$(1,000)	$29,447
Net loss	—	—	—	(1,718)	—	(1,718)
Share based compensation expense	—	—	14	—	—	14
Balance, December 31, 2019	10,861,950	$109	$(4,363)	$32,997	$(1,000)	$27,743

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,953)	$(1,718)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	201	183
Amortization	80	265
Change in right-of-use assets and liabilities, net	(52)	—
Share based compensation expense	315	18
Gain from disposal of property and equipment	(10)	—
Gain from equity method investment	—	(22)
Changes in assets and liabilities:
Accounts receivable	(842)	49
Unbilled revenue	(562)	12
Income tax receivable\payable	35	(15)
Inventories	(626)	(536)
Prepaid expenses and other assets	(112)	46
Accounts payable	56	(542)
Accrued expenses and other liabilities	(250)	(109)
Deferred revenue	13	193
Net cash used in operating activities	(3,707)	(2,176)

Cash flows provided by investing activities:
Proceeds from promissory note receivable	1,505	584
Loan repayment from equity method investee	—	22
Purchases of property and equipment	(74)	(100)
Disposals of property and equipment	26	25
Net cash provided by investing activities	1,457	531

Cash flows provided by (used in) financing activities:
Change in bank line of credit	—	1,700
Guaranteed payments for acquisition of business	—	(667)
Payments on financing lease obligations	(86)	(78)
Payments on notes payable	(1,249)	—
Proceeds from sale of common stock	878	—
Net cash provided by (used in) financing activities	(457)	955

Net decrease in cash, cash equivalents and restricted cash	(2,707)	(690)
Cash, cash equivalents and restricted cash at beginning of period	8,373	1,594
Cash, cash equivalents and restricted cash at end of period	$5,666	$904
See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Notes to Unaudited Consolidated Financial Statements
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, the information furnished reflects all adjustments, which are, in the opinion of management, necessary in order to make the unaudited consolidated financial statements not misleading. The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the three months ended December 31, 2020 and 2019, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.”  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, entities will use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. On November 15, 2019, the FASB delayed the effective date of the standard for companies that qualify under smaller reporting company reporting rules. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the Securities and Exchange Commission definition. We are currently in the process of evaluating this new standard update.
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers in Central and South America totaled approximately $0.3 million and $0.4 million for the three months ended December 31, 2020 and 2019, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales to the Company’s largest customer totaled approximately 15% and 11% of consolidated revenues for the three months ended December 31, 2020 and 2019, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended December 31,
	2020	2019
Wireless services sales	$5,246	$6,798
Equipment sales:
Telco	7,275	6,783
Telco repair sales	6	8
Telco recycle sales	222	373
Total sales	$12,749	$13,962

Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, in the consolidated balance sheets. At December 31, 2020 and September 30, 2020, contract assets were $1.2 million and $0.6 million, respectively, and contract liabilities were $0.1 million and $0.1 million, respectively. The Company recognized the entire $0.1 million of contract revenue during the three months ended December 31, 2020 related to contract liabilities recorded in Deferred revenue at September 30, 2020.

Note 3 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into various agreements, one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions. For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers. Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company. At December 31, 2020, the third-party financial institution has a reserve against the sold receivables of $0.3 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $2 million at December 31, 2020 for which there is a limit of $4.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at December 31, 2020 as the Company concluded that the sold receivables are collectible. The other agreements without recourse are under programs offered by certain customers in the Wireless segment.
For the three months ended December 31, 2020 and 2019, the Company received proceeds from the sold receivables under all of the various agreements of $5.0 million and $7.0 million, respectively, and included the proceeds in net cash used in operating activities in the Consolidated Statements of Cash Flows. The fees associated with selling these receivables ranged from 1.0% to 2.3% of the gross receivables sold for the three months ended December 31, 2020 and 2019. The Company recorded costs of $43 thousand and $0.1 million for the three months ended December 31, 2020 and 2019, respectively, in other expense in the Consolidated Statements of Operations.
Note 4 – Promissory Note Receivable
During the fiscal year ended 2019, the Company completed a sale of its former Cable TV reporting segment to Leveling 8, an entity owned by a member of our board and significant shareholder, David Chymiak. Part of the consideration for the sale was a promissory note bearing interest of 6% received from Mr. Chymiak. Mr. Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets to secure the payment of the promissory note, including substantially all of Mr. Chymiak’s Company common stock. During the quarter ended December 31, 2020, the Company received principal payments totaling $1.5 million, of which approximately

$1.0 million was a prepayment. At December 31, 2020, there was $2.3 million outstanding on the promissory note. The remaining promissory note becomes due in a final payment on June 29, 2024.
March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million to monetize a portion of this promissory note receivable. See Note 7 - Debt for disclosures related to the Company's promissory note payable.
Note 5 – Inventories
Inventories, which are all within the Telco segment, at December 31, 2020 and September 30, 2020 are as follows, in thousands:

	December 31, 2020	September 30, 2020
New equipment	$1,397	$1,311
Refurbished and used equipment	7,859	7,319
Allowance for excess and obsolete inventory	(3,054)	(3,054)

Total inventories, net	$6,202	$5,576
New equipment includes products purchased from manufacturers plus “surplus-new,” which are unused products purchased from other distributors or multiple system operators. Refurbished and used equipment include factory refurbished, Company refurbished and used products.
The Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program. Therefore, the Company has a $3.1 million allowance at December 31, 2020 and September 30, 2020.
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
Intangible assets with their associated accumulated amortization and impairment at December 31, 2020 and September 30, 2020 are as follows, in thousands:

	December 31, 2020
Intangible assets:	Gross	Accumulated Amortization	Impairment	Net
Customer relationships – 10 years	$8,396	$(4,061)	$(3,894)	$441
Trade name – 10 years	2,122	(1,217)	—	905
Total intangible assets	$10,518	$(5,278)	$(3,894)	$1,346

	September 30, 2020
Intangible assets:	Gross	Accumulated Amortization	Impairment	Net
Customer relationships – 10 years	$8,396	$(4,021)	$(3,894)	$481
Trade name – 10 years	2,122	(1,178)	—	944
Non-compete agreements – 3 years	374	(374)	—	—
Total intangible assets	$10,892	$(5,573)	$(3,894)	$1,425

Note 7 – Debt
Loan Agreement
On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million, bearing interest at 6% per annum. The loan was payable in seven semi-annual installments of principal and interest with the first payment occurring June 30, 2020. In connection with the $1.5 million payment received in the first fiscal quarter of 2021 from the promissory note receivable, the Company fully repaid the remaining $1.2 million of principal outstanding under this loan.
Credit Agreement
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2021. The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate, floating (3.25% at December 31, 2020), with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021. At December 31, 2020, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $4.0 million at December 31, 2020.
Loan Covenant with Primary Financial Lender
The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charge) of not less than 1.25 to 1.0 to be tested quarterly beginning June 30, 2021. The Company believes that it is probable that it will not be in compliance with this covenant as of the measurement date at June 30, 2021. The noncompliance with this covenant would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement.
Paycheck Protection Program Loan
On April 14, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with its primary lender for $2.9 million. The PPP loan bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020, and matures on April 10, 2022. However, the Company has applied for forgiveness in accordance with the terms in the CARES Act, and our lender has not required repayments while under consideration for forgiveness. The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has applied for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements.
Fair Value of Debt
The carrying value of the Company’s variable-rate line of credit approximates its fair value since the interest rate fluctuates periodically based on a floating interest rate. The carrying value of the Company’s term debt approximates fair value.
Note 8 – Equity Distribution Agreement and Sale of Common Stock
On April 24, 2020, the Company entered into an Equity Distribution Agreement with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time, through Northland, shares of the Company’s common stock, par value 0.01 per share, having an aggregate offering price of up to $13,850,000 ("Shares").
The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020.

Pursuant to the Sales Agreement, Northland may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Global Market, at market prices or as otherwise agreed with Northland. Northland will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Sales Agreement may be terminated without prior notice at any time prior to the fulfillment if additional sales are deemed not warranted.
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
During the three months ended December 31, 2020, 238,194 Shares were sold by Northland on behalf of the Company with gross proceeds of $0.91 million, and net proceeds after commissions and fees of $0.88 million.
Note 9 – Earnings Per Share
Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable, restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options and restricted stock. In computing the diluted weighted average shares, the average share price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options. Basic and diluted earnings per share for the three months ended December 31, 2020 and 2019 are (in thousands, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Net loss attributable to common shareholders	$(1,953)	$(1,718)

Basic and diluted weighted average shares	12,149,778	10,361,292

Basic and diluted loss per common share:	$(0.16)	$(0.17)
The table below includes information related to stock options that were outstanding at the end of each respective three-month period ended December 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive. The stock options were anti-dilutive either due to the Company incurring a net loss for the periods presented or the exercise price exceeded the average market price per share of our common stock for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
	2020	2019
Stock options excluded	100,000	770,000

Weighted average exercise price of stock options	$1.55	$1.73
Average market price of common stock	$2.54	$2.27

Note 10 – Supplemental Cash Flow Information

(in thousands)	Three Months Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$43	$102

Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$34	$240

Note 11 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.
At December 31, 2020, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 483,240 shares were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations.
Stock Options
Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period. Stock options granted to employees generally become exercisable over a three, four-year or five-year period from the date of grant and generally expire ten years after the date of grant. Stock options granted to the Board of Directors generally become exercisable on the date of grant and generally expire ten years after the grant.
A summary of the status of the Company's stock options at December 31, 2020 and changes during the three months then ended is presented below:

	Shares	Wtd. Avg. Ex. Price	Aggregate Intrinsic Value
Outstanding at September 30, 2020	100,000	$1.55
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2020	100,000	$1.55	$—

Exercisable at December 31, 2020	83,334	$1.60	$—
No stock options were granted for the three months ended December 31, 2020. The Company estimates the fair value of the options granted using the Black-Scholes option valuation model. The Company estimates the expected term of options granted based on the historical grants and exercises of the Company’s options, volatility of its common stock at the date of the grant based on both the historical volatility as well as the implied volatility on its common stock, and the risk-free rate is based on the implied yield in effect at the time of the option grant on U.S. Treasury zero-coupon issues with equivalent expected term. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the future. The Company uses an expected dividend yield of zero. The Company amortizes the resulting fair value of the options ratably over the vesting period of the awards. The Company recognizes forfeitures as they occur.
Compensation expense related to unvested stock options recorded for the quarters ended December 31, 2020 and 2019 was $1 thousand and $13.9 thousand respectively. The Company records compensation expense over the vesting term of the related options. At December 31, 2020, compensation costs related to these unvested stock options not yet recognized in the consolidated statements of operations was $2 thousand.
Restricted stock awards
In fiscal year 2021, the Company granted a total of 306,390 shares to certain employees, which were valued at market value on the date of the grant. The shares ranged in vesting from one to three years. The fair value of the shares upon issuance was $0.6 million.
A summary of the Company's non-vested restricted share awards (RSA) at December 31, 2020 and changes during the quarter ended December 31, 2020 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at September 30, 2020	475,024	$1,058
Granted	306,390	628
Vested	(66,158)	(108)
Forfeited	—	—
Non-vested at December 31, 2020	715,256	$1,578
Compensation expense related to unvested stock grants recorded for the quarters ended December 31, 2020 and 2019, was $0.3 million and $4 thousand respectively. At December 31, 2020, compensation costs related to these unvested restricted share awards not yet recognized in the consolidated statements of operations was approximately $1.0 million.
Note 12 – Leases
Our Wireless segment has an operating lease for a building in Fridley, Minnesota for Fulton Technologies, Inc. As a result of closing down and vacating Fulton Technologies, Inc.’s Minnesota office in May 2019, a third-party telecom company began subleasing this building in June 2019.
Our Telco segment has an operating lease for a building in Jessup, Maryland for Nave Communications.  As a result of moving Nave’s operations to Palco Telecom, a third-party logistics provider in Huntsville, Alabama, in fiscal year 2020, Nave completely vacated the building in May 2020 and was subleasing part of the building during fiscal year 2021.
Rental payments received related to these subleases was recorded as a reduction of rent expense in our Consolidated Statements of Operations for the periods ending December 31, 2020 and 2019. Rental payments received from subleased right-of-use assets is as follows, (in thousands).

	Three Months Ended December 31,
	2020	2019
Rent received from subleased right-of-use assets
Wireless	$46	$45
Telco	57	100
Total rental received included in rent expense	$103	$145

Note 13 – Segment Reporting
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
Telecommunications (“Telco”)
The Company’s Telco segment sells new and refurbished telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America. This segment also offers its customers repair and testing services for telecommunications networking equipment. In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling program. The Company evaluates performance and allocates its resources based on operating income. The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies. Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventories, property and equipment, goodwill and intangible assets.

The Company changed the allocation of corporate general and administrative expenses between our reportable business segments. At September 30, 2020, the Company did not allocate the corporate general and administrative expenses to the reportable segments and listed those expenses separate from the operating results of those reportable segments. During fiscal 2021, the Company reviewed its reportable segments and its corporate general and administrative expenses and allocation methodology, which resulted in the Company allocating its corporate general and administrative expenses to the reportable segments. The prior period allocations have been adjusted to reflect the Company's current allocation.

	Three Months Ended
(in thousands)	December 31, 2020	December 31, 2019
Sales
Wireless	$5,247	$6,798
Telco	7,502	7,164
Total sales	$12,749	$13,962
Gross profit
Wireless	$1,609	$1,873
Telco	2,020	1,719
Total gross profit	$3,629	$3,592
Loss from operations
Wireless	$(809)	$(782)
Telco	(1,105)	(981)
Total loss from operations	$(1,914)	$(1,763)

(in thousands)	December 31, 2020	September 30, 2020
Segment assets
Wireless	$5,141	$5,324
Telco	13,799	12,298
Non-allocated	11,031	14,881
Total assets	$29,971	$32,503

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
Overview
The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2020, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
Recent Business Developments
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place” orders, we are classified as an essential business due to the services and products we provide to the telecommunications industry.  Therefore, we continue to operate in the markets we serve, but most of our back-office and administrative personnel were working from home through December 31, 2020 while these orders were in place.  Although we can continue to operate our businesses, our revenues have slowed, especially in our Wireless segment, due to the carriers slowing down various wireless tower projects. We have not experienced a material disruption in our supply chain to date; however, we expect COVID-19 could materially negatively affect the supply chain, customer demand for our telecommunications products or further delay wireless carriers’ infrastructure build plans in the coming months as a result of the disruption and uncertainty it is causing. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread and the extent and duration of governmental and other measures implemented to try to slow the spread of COVID-19, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders and business and government shutdowns. Restrictions of this nature have caused, and may continue to cause, us, our subcontractors, suppliers and other business counterparties to experience operational delays.
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
Results of Operations
Comparison of Results of Operations for the Three Months Ended December 31, 2020 and December 31, 2019
Consolidated
Consolidated sales decreased $1.21 million, or 9%, to $12.75 million for three months ended December 31, 2020 from $13.96 million for the three months ended December 31, 2019.  The decrease in sales was due to declines in sales in the Wireless segment of $1.55 million partially offset by an increase in Telco sales of $0.34 million.
Consolidated gross profit was essentially flat at $3.6 million for three months ended December 31, 2020 compared to $3.6 million for the same period last year. The changes in gross profit were due to an increase in the Telco segment of $0.3 million, offset by a Wireless segment decrease of $0.3 million.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses remained consistent at $2.0 million for the three months ended December 31, 2020 and $2.1 million the same period last year.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, and other cost categories. SG&A expense increased $0.4 million, or 16%, to $3.2 million for the three months ended December 31, 2020 from $2.8 million for the same period last year. The increase in SG&A relates to increased sales costs and increased non-cash stock compensation.
Depreciation and amortization expenses decreased $0.17 million, or 37%, to $0.28 million for the three months ended December 31, 2020, from $0.45 million for the same period last year. The decrease was due primarily to a decrease in amortization expenses to the Telco segment of $0.18 million, as a result of intangible impairments taken in fiscal 2020.
Interest income primarily consists of interest earned on the promissory note. Interest income was $48 thousand for the three months ended December 31, 2020 and $0.1 million for the same period last year.

Income from equity method investment, which consists of activity related to our investment in YKTG Solutions, for the three months ended December 31, 2020 was zero and $20 thousand for the three months ended December 31, 2019. The income for the three months ended December 31, 2019 consisted primarily of payments received under a loan to the former YKTG Solutions partners.
Interest expense for the three months ended December 31, 2020 was $0.1 million as compared to $26 thousand for the same period last year. The expense for the three months ended December 31, 2020 was primarily related to interest expense on the revolving bank line of credit and the loan with our primary financial lender.
Income tax expense during the three months ended December 31, 2020 was zero compared to an income tax benefit of $15 thousand for the same period in 2019. Our effective tax rates during the three months ended December 31, 2020 and 2019 were approximately 0% and 1%, respectively because of an increase in our valuation allowance against our deferred tax assets in the first quarter of fiscal 2020.
Segment Results
Wireless
Revenues for the Wireless segment decreased $1.6 million to $5.2 million for the three months ended December 31, 2020 from $6.8 million for the same period of last year. Revenues continued to be negatively impacted due to delays in infrastructure spending from the major U.S. carriers related to the COVID-19 pandemic. However, we believe that the 5G rollout will gain momentum in the calendar year and that there is substantial and growing pent-up demand for 5G-related work on existing towers, new raw-land builds, and small cell networks. In addition, we have made and are continuing to make the necessary operational changes in order to be well positioned to secure an increased share of the 5G construction services work and to improve our operating cost efficiency and gross profit.
Gross profit was $1.6 million, or 31% for the three months ended December 31, 2020 and $1.9 million, or 28%, for the three months ended December 31, 2019. The improvement in the gross profit percentage was driven by the mix of specialty service work.
Operating expenses were $1.2 million for the three months ended December 31, 2020 compared to $1.5 million for the three months ended December 31, 2019 as a result of a range of cost control measures.
Selling, general and administrative expenses increased $0.2 million to $0.7 million for the three months ended December 31, 2020 from $0.5 million for the three months ended December 31, 2019. This increase was due to increased sales-related personnel costs. The corporate overhead allocation increased $0.2 million mainly as a result of the employee stock-based compensation plan and interest expense.
Depreciation and amortization expense was $0.1 million for the three months ended December 31, 2020 and 2019.
Telco
Sales for the Telco segment increased $0.34 million to $7.50 million for the three months ended December 31, 2020 from $7.16 million for the same period last year. The increase in revenues were related to increased sales of used and refurbished equipment, coupled with decreased charges for returns during the quarter compared to the prior quarter.
Gross profit was $2.0 million for the three months ended December 31, 2020 and $1.7 million for the three months ended December 31, 2019. The increased gross profit was due to increased revenues of $0.3 million, while cost of goods sold was flat year-over-year at $5.5 million.
Operating expenses increased to $0.8 million for the three months ended December 31, 2020 from $0.7 million for the three months ended December 31, 2019. The increased operating expense was due fees related to the utilization of a third-party logistics provider.
Selling, general and administrative expenses decreased $0.1 million to $0.8 million for the three months ended December 31, 2020 from $0.9 million for the same period last year. This decrease was due primarily to decreased personnel costs and professional fees. The decrease in SG&A was offset by an increase in the corporate allocation of $0.4 million, which related to the employee stock-compensation plan and interest expense.
Depreciation and amortization expense decreased $0.2 million to $0.1 million for the three months ended December 31, 2020 from $0.3 million for the same period last year. This was due to decreased amortization expense resulting from the impairment of intangibles taken in the three months ended March 31, 2020.
Non-GAAP Financial Measure
Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA as presented also excludes impairment charges for operating lease right-of-use assets and intangible assets including goodwill, stock compensation expense, other income, other expense, interest income and income from equity method investment. Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.
The following table provides a reconciliation by segment of loss from operations to Adjusted EBITDA for the three months ended December 31, 2020 and December 31, 2019, in thousands:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(1,105)	$(809)	$(1,914)	$(782)	$(981)	$(1,763)
Depreciation and amortization expense	152	129	281	146	301	447
Stock compensation expense	140	175	315	9	9	18
Adjusted EBITDA	$(813)	$(505)	$(1,318)	$(627)	$(671)	$(1,298)
Critical Accounting Policies
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 1- Basis of Presentation and Accounting Policies in our Form 10-K.
General
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience, current market conditions, and various other factors we believe to be reasonable, which form the basis for making judgments about the carrying values of certain assets. Actual results could differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions are discussed below.
Inventory Valuation
For our Telco segment, our position in the telecommunications industry requires us to carry large inventory quantities relative to annual sales, but it also allows us to realize high gross profit margins on our sales.  We market our products primarily to telecommunication providers, resellers, and other users of telecommunication equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis, as well as providing used products as an alternative to new products from the manufacturer.  Carrying these large inventory quantities represents our largest risk for our Telco segment.

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2020, we had total inventory, before the reserve for excess and obsolete inventories, of $9.3 million, consisting of $1.4 million in new products and $7.9 million in used or refurbished products.
We regularly review the value of our inventory in detail with consideration given to rapidly changing technology which can significantly affect future customer demand. For individual inventory items, we may carry inventory quantities that are excessive relative to market potential, or we may not be able to recover our acquisition costs. In order to address the risks associated with our investment in inventory, we review inventory quantities on hand and reduce the carrying value for obsolete and excess inventories, when our analysis indicates that cost will not be recovered when an item is sold.
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through our recycling program. Therefore, we have an obsolete and excess inventory reserve of $3.1 million at December 31, 2020. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2020, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities
During the three months ended December 31, 2020, cash used in operations was $3.7 million. Cash flows from operations were negatively impacted by a net loss of $2.0 million and net cash used by working capital of $2.3 million, which was partially offset by non-cash adjustments of $0.5 million.
Cash Flows Provided by Investing Activities
During the three months ended December 31, 2020, cash provided by investing activities was $1.5 million, consisting of $1.5 million of payments received under the promissory note receivable.
Cash Flows Used in Financing Activities
During the three months ended December 31, 2020, cash used in financing activities was $0.5 million, of which $1.2 million related to repayment of our promissory note payable, partially offset by net proceeds from the sale of our common stock utilizing our shelf registration of $0.9 million.
In March 2020, we entered into a loan agreement with our primary financial lender for $3.5 million, bearing interest at 6% per annum. The principal and interest payments correlate to our promissory note receivable with Leveling 8. We monetized $3.5 million of the $5.8 million remaining balance of the promissory note receivable. In connection with the $1.5 million in payments received in the first quarter of 2020, we paid down the remaining outstanding principal under this loan.
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2021. The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate, floating (3.25% at December 31, 2020), with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021. At December 31, 2020, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $4.0 million at December 31, 2020.
On April 14, 2020, the Company received a SBA Payroll Protection Program (“PPP”) loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), with its primary lender for $2.9 million. The PPP loan bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on November 10, 2020, and matures on April 10, 2022. However, the Company has applied for forgiveness in accordance with the terms in the CARES Act, and our lender has not required repayments while under consideration for forgiveness. The Paycheck Protection Program provides that the PPP loan may be partially or fully forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company has applied for forgiveness of the PPP loan in accordance with the requirements and limitations under the CARES Act, the PPP Flexibility Act and SBA regulations and requirements.
In the first quarter of 2021, we utilized our recently filed shelf registration statement to raise additional cash by selling common shares utilizing an at the market offering under our equity distribution agreement with Northland Securities, Inc. (“Northland”). Under this program, we sold 238,194 shares for net proceeds of $0.88 million.
We believe that our cash and cash equivalents and restricted cash of $5.7 million at December 31, 2020 and our existing revolving bank line of credit will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs. However, we will likely need to seek a waiver for our probable covenant violation under our loan agreements with our primary financial lender. In addition, there is still significant uncertainty surrounding the timing of the overall recovery of the economy and the timing of wireless infrastructure service opportunities for the upgrade to 5G. Therefore, depending on the timing of these factors and our primary financial lender granting us a waiver of the probable covenant violation, there is still risk that we may not have sufficient cash and cash equivalents available for us to sustain our operations at our current level.  If that were to occur, we would need to seek additional funding and further utilize our shelf registration that we have available to us in order to enhance our cash position and assist in our working capital needs.
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the quarter ended December 31, 2020, the Company sold 238,194 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the quarter were $0.9 million and net proceeds were $0.9 million after the payment of $30 thousand in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $3.1 million and total net proceeds to the Company are $3.0 million after the payment of $0.1 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13,850,000 in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Financial Institution Business Loan Agreement dated December 17, 2020

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC. (Registrant)
Date: February 11, 2021
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2021
/s/ Jarrod M. Watson
Jarrod M. Watson,
Chief Financial Officer
(Principal Financial Officer)