Form 10-Q
period 2021-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2021-05-14
CIK 874292

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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

Shares outstanding of the issuer's $.01 par value common stock as of May 12, 2021 were 12,413,372.

Table of Content
ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended March 31, 2021

Table of Content
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	March 31, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$4,949	8,265
Restricted cash	289	108
Accounts receivable, net of allowances of $250, respectively	4,617	3,968
Unbilled revenue	643	590
Promissory note – current	—	1,400
Income tax receivable	1,249	1,283
Inventories, net of allowances of $3,168 and $3,054, respectively	5,708	5,576
Prepaid expenses and other assets	1,432	884
Total current assets	18,887	22,074

Property and equipment, at cost	4,661	4,220
Less: Accumulated depreciation	(2,010)	(1,586)
Net property and equipment	2,651	2,634
Right-of-use lease assets	3,249	3,758
Promissory note – non current	2,270	2,375
Intangibles, net of accumulated amortization	1,266	1,425
Goodwill	58	58
Other assets	177	179
Total assets	$28,558	$32,503

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,353	$3,472
Accrued expenses	1,735	1,319
Deferred revenue	67	113
Bank line of credit	2,800	2,800
Note payable, current	1,930	1,709
Right-of-use lease obligations – current	1,241	1,275
Financing lease obligations – current	355	285
Other current liabilities	14	41
Total current liabilities	12,495	11,014
Financing lease obligations - long-term	883	791
Right-of-use lease obligations - long-term	2,729	3,310
Note payable, less current portion	986	2,440
Other liabilities	—	15
Total liabilities	17,093	17,570
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,413,372 shares issued and outstanding, and 11,822,009 shares issued and outstanding, respectively	124	118
Paid in capital	(1,023)	(2,567)
Retained earnings	12,364	17,382
Total shareholders’ equity	11,465	14,933
Total liabilities and shareholders’ equity	$28,558	$32,503

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Sales	$12,667	$11,959	$25,416	$25,921
Cost of sales	9,486	12,398	18,606	22,768
Gross profit	3,181	(439)	6,810	3,153
Operating expenses	2,167	2,143	4,224	4,278
Selling, general and administrative expenses	3,757	2,899	6,972	5,676
Impairment of intangibles including goodwill	—	8,714	—	8,714
Depreciation and amortization expense	304	508	585	955
Gain on disposal of assets	—	(24)	(10)	(28)
Loss from operations	(3,047)	(14,679)	(4,961)	(16,442)
Other income (expense):
Interest income	33	86	81	175
Income from equity method investment	—	19	—	41
Other expense, net	(8)	(28)	(27)	(86)
Interest expense	(42)	(59)	(110)	(82)
Total other income (expense), net	(17)	18	(56)	48

Loss before income taxes	(3,064)	(14,661)	(5,017)	(16,394)
Benefit for income taxes	—	—	—	(15)
Net loss	$(3,064)	$(14,661)	$(5,017)	$(16,379)

Basic and diluted loss per share:
Basic and diluted
Net loss	$(0.25)	$(1.41)	$(0.41)	$(1.58)
Shares used in per share calculation:
Basic and diluted	12,416,594	10,423,514	12,281,721	10,392,404

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$—	$14,933
Net loss	—	—	—	(1,953)	—	(1,953)
Issuance of common shares	238,194	3	876	—	—	879
Restricted stock issuance	306,390	3	(3)	—	—	—
Share based compensation expense	—	—	315	—	—	315
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$—	$14,174

Net loss	—	—	—	(3,064)	—	(3,064)
Issuance of common shares	7,779	—	21	—	—	21
Restricted stock issuance, net of forfeitures	(10,000)	(1)	—	—	—	(1)
Stock option exercise	49,000	—	89	—	—	89
Share based compensation expense	—	—	246	—	—	246
Balance, March 31, 2021	12,413,372	$124	$(1,023)	$12,364	$—	$11,465

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance, September 30, 2019	10,861,950	$109	$(4,377)	$34,715	$(1,000)	$29,447

Net loss	—	—	—	(1,718)	—	(1,718)
Share based compensation expense	—	—	14	—	—	14
Balance, December 31, 2019	10,861,950	$109	$(4,363)	$32,997	$(1,000)	$27,743

Net loss	—	—	—	(14,661)	—	(14,661)
Restricted stock issuance	—	—	377	—	—	377
Stock option exercise	110,000	1	172	—	—	173
Share based compensation expense	—	—	92	—	—	92
Balance, March 31, 2020	10,971,950	$109	$(3,722)	$18,336	$(1,000)	$13,724
Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(5,017)	$(16,379)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	426	428
Amortization	159	527
Change in right-of-use assets and liabilities, net	(105)	—
Impairment of intangibles including goodwill	—	8,714
Provision for excess and obsolete inventories	115	2,125
Share based compensation expense	561	106
Gain from disposal of property and equipment	(10)	(28)
Gain from equity method investment	—	(41)
Changes in assets and liabilities:
Accounts receivable	(649)	(67)
Unbilled revenue	(54)	1,031
Income tax receivable\payable	35	(14)
Inventories	(247)	94
Prepaid expenses and other assets	(533)	(109)
Accounts payable	881	(355)
Accrued expenses and other liabilities	375	(401)
Deferred revenue	(46)	163
Net cash used in operating activities	(4,109)	(4,206)

Investing Activities:
Proceeds from promissory note receivable	1,505	584
Loan repayment from equity method investee	—	41
Purchases of property and equipment	(93)	(155)
Disposals of property and equipment	29	112
Net cash provided by investing activities	1,441	582

Financing Activities:
Change in bank line of credit	—	3,500
Proceeds from note payable	—	3,457
Payments on financing lease obligations	(207)	(173)
Payments on notes payable	(1,249)	(667)
Proceeds from sale of common stock	900	—
Proceeds from stock options exercised	89	173
Net cash provided by (used in) financing activities	(467)	6,290

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,135)	2,666
Cash, cash equivalents and restricted cash at beginning of period	8,373	1,594
Cash, cash equivalents and restricted cash at end of period	$5,238	$4,260

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the six months ended March 31, 2021 and 2020, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13: “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.”  This ASU requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Upon adoption, entities will use forward-looking information to better form their credit loss estimates. This ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. On November 15, 2019, the FASB delayed the effective date of the standard for companies that qualify under smaller reporting company reporting rules. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the Securities and Exchange Commission definition. We are currently in the process of evaluating this new standard update, however we do not anticipate the adoption will have a material impact on our results.
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers totaled approximately $0.9 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively and $1.3 million and $0.8 million for the six month period ended March 31, 2021 and 2020, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales to three customers which individually accounted 10% or greater of the Company's revenue totaled 39% and sales to one customer comprised approximately 10% of consolidated revenues for the six months ended March 31, 2021 and 2020, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Wireless services sales	$4,334	$4,672	$9,581	$11,470
Equipment sales:
Telco	8,189	6,981	15,464	13,764
Telco repair sales	7	8	13	16
Telco recycle sales	137	298	358	671
Total sales	$12,667	$11,959	$25,416	$25,921
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At March 31, 2021 and September 30, 2020, contract assets were $0.6 million and $0.6 million, respectively, and contract liabilities were $0.1 million and $0.1 million, respectively. The Company recognized $0.1 million of contract revenue during the six months ended March 31, 2021 related to contract liabilities recorded in deferred revenue at September 30, 2020.
Note 3 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into various agreements, including one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions. For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers. Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company. At March 31, 2021, the third-party financial institution has a reserve of $0.3 million, which is reflected as restricted cash, against the sold receivables of $1.3 million. For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $1.3 million at March 31, 2021 for which there is a limit of $4.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at March 31, 2021 as the Company concluded that the sold receivables are collectible. The other agreements without recourse are under programs offered by certain customers in the Wireless segment.
For the six months ended March 31, 2021 and 2020, the Company received proceeds from the sold receivables under all of the various agreements of $9.5 million and $11.4 million, respectively, and included the proceeds in net cash used in operating activities in the Consolidated Statements of Cash Flows. The fees associated with selling these receivables ranged from 1.4% to 2.3% of the gross receivables sold for the six months ended March 31, 2021 and 2020. The Company recorded costs of $0.1 million and $0.2 million for the three and six months ended March 31, 2021 and 2020, respectively, in other expense in the consolidated statements of operations.
Note 4 – Promissory Note Receivable
During the fiscal year ended 2019, the Company completed a sale of its former Cable TV reporting segment to Leveling 8, an entity owned by a member of our board and significant shareholder, David Chymiak. Part of the consideration for the sale was a promissory note bearing interest of 6% received from Mr. Chymiak. Mr. Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets to secure the payment of the promissory note, including substantially all of Mr. Chymiak’s Company common stock. During the six months ended ended March 31, 2021, the Company received principal payments totaling $1.5 million, of which approximately $1.0 million was a prepayment. At March 31, 2021, there was $2.3 million outstanding on the promissory note. The remaining promissory note becomes due in a final payment on June 29, 2024.
On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million to monetize a portion of this promissory note receivable. See Note 7 - Debt for disclosures related to the Company's promissory note payable.

Note 5 – Inventories
Inventories, which are all within the Telco segment, at March 31, 2021 and September 30, 2020 are as follows, in thousands:

	March 31, 2021	September 30, 2020
New equipment	$1,241	$1,311
Refurbished and used equipment	7,635	7,319
Allowance for excess and obsolete inventory	(3,168)	(3,054)
Total inventories, net	$5,708	$5,576
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
Intangible assets with their associated accumulated amortization and impairment at March 31, 2021 and September 30, 2020 are as follows, in thousands:

	March 31, 2021
Intangible assets:	Gross	Accumulated Amortization	Impairment	Net
Customer relationships – 10 years	$8,396	$(4,101)	$(3,894)	$401
Trade name – 10 years	2,122	(1,257)	—	865
Total intangible assets	$10,518	$(5,358)	$(3,894)	$1,266

	September 30, 2020
Intangible assets:	Gross	Accumulated Amortization	Impairment	Net
Customer relationships – 10 years	$8,396	$(4,021)	$(3,894)	$481
Trade name – 10 years	2,122	(1,178)	—	944
Non-compete agreements – 3 years	374	(374)	—	—
Total intangible assets	$10,892	$(5,573)	$(3,894)	$1,425
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
Credit Agreement
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2021. The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate, floating (3.25% at March 31, 2021), with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021. At March 31, 2021, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $4.0 million at March 31, 2021.
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
Paycheck Protection Program Loan
On April 14, 2020, the Company entered into an unsecured loan in the amount of $2.9 million ("PPP Loan") with its primary lender pursuant to the Paycheck Protection Program ("PPP") which is sponsored by the Small Business Administration (“SBA”), and is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP provides for loans to qualifying businesses, the proceeds of which may be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the “Permissible Expenses”). The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met, which includes if funds were expended for Permissible Expenses.
The PPP Loan matures on April 14, 2022, bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on the date on which the amount of loan forgiveness is determined by the SBA. The PPP Loan proceeds were used for Permissible Expenses. On August 28, 2020, we submitted our application to our lender, requesting PPP Loan forgiveness of $2.9 million. Our lender reviewed our application for forgiveness and forwarded to the SBA on September 27, 2020 for approval. In the absence of an approval or denial of our application for forgiveness from the SBA, per the Flexibility Act, the date for commencement of loan payments has not yet occurred, and we have made no loan payments.
While we believe we have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds for Permissible Expenses, we can provide no assurances that we will receive full or partial forgiveness of the PPP Loan. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in current and long-term debt, on our consolidated balance sheet at March 31, 2021.
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
During the six months ended March 31, 2021, 245,973 shares were sold by Northland on behalf of the Company with gross proceeds of $0.9 million, and net proceeds after commissions and fees of $0.9 million.
Note 9 – Earnings Per Share
Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable, restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options and restricted stock. In computing the diluted weighted average shares, the average share price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options. Basic and diluted earnings per share for the three and six months ended March 31, 2021 and 2020 are (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(3,064)	$(14,661)	(5,017)	(16,379)

Basic and diluted weighted average shares	12,416,594	10,423,514	12,281,721	10,392,404

Basic and diluted loss per common share:	$(0.25)	$(1.41)	$(0.41)	$(1.58)
The table below includes information related to stock options that were outstanding at the end of each respective three and six-month period ended March 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive. The stock options were anti-dilutive either due to the Company incurring a net loss for the periods presented or the exercise price exceeded the average market price per share of our common stock for the three and six months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock options excluded	90,744	543,000	95,423	543,000

Weighted average exercise price of stock options	$1.52	$1.75	$1.53	$1.75
Average market price of common stock	$2.94	$2.79	$2.74	$2.52
Note 10 – Supplemental Cash Flow Information

(in thousands)	Six Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$73	$144
Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$369	$454

Note 11 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At March 31, 2021, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 450,636 shares were available for future grants.
Stock Options
A summary of the status of the Company's stock options at March 31, 2021 and changes during the three months then ended is presented below:

	Wtd. Avg. Ex. Price	Shares	Aggregate Intrinsic Value
Outstanding at September 30, 2020	$1.55	100,000	$37
Exercised	1.81	(49,000)	49
Outstanding at March 31, 2021	$1.29	51,000	$67

Exercisable at March 31, 2021	$1.30	34,334	$45
Restricted stock awards
A summary of the Company's non-vested restricted share awards (RSA) at March 31, 2021 and changes during the quarter ended March 31, 2021 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at December 31, 2020	715,256	$1,058
Granted	40,000	742
Vested	(162,200)	(455)
Forfeited	(50,000)	(125)
Non-vested at March 31, 2021	543,056	$1,220
During the three month period ended March 31, 2021 and 2020, expenses related to share-based arrangements including restricted stock and stock option awards, were $0.2 million and $0.1 million, respectively.
During the six month period ended March 31, 2021 and 2020, compensation expenses related to share-based arrangements including restricted stock and stock option awards, were $0.6 million and $0.1 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and six month period ended March 31, 2021 and 2020.
At March 31, 2021, unrecognized compensation expense related to non-vested share-based compensation awards not yet recognized in the consolidated statements of operations was $0.9 million. That cost is expected to be recognized over a period of 2.75 years.
Note 12 – Leases
Our Wireless segment has an operating lease for a building in Fridley, Minnesota for Fulton Technologies, Inc. As a result of closing down and vacating Fulton Technologies, Inc.’s Minnesota office in May 2019, a third-party telecom company began subleasing this building in June 2019.
Our Telco segment has an operating lease for a building in Jessup, Maryland for Nave Communications.  As a result of moving Nave’s operations to Palco Telecom, a third-party logistics provider in Huntsville, Alabama, in fiscal year 2020, Nave completely vacated the building in May 2020 and has subleased part of the building during certain periods of fiscal year 2021.

Rental payments received related to these subleases were recorded as a reduction to rent expense in our consolidated statements of operations for the three and six month periods ending March 31, 2021 and 2020. Rental payments received from subleased right-of-use assets is as follows:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Subleased rental receipts:
Wireless	$46	$46	$91	$91
Telco	57	100	115	201
Total subleased rental receipts	$103	$146	$206	$292
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

The Company changed the allocation of corporate general and administrative expenses between our reportable business segments. At September 30, 2020, the Company did not allocate the corporate general and administrative expenses to the reportable segments and listed those expenses separate from the operating results of those reportable segments. During fiscal 2021, the Company reviewed its reportable segments and its corporate general and administrative expenses and allocation methodology, which resulted in the Company allocating its corporate general and administrative expenses to the reportable segments. The prior period allocations have been adjusted to reflect the Company's current allocation methodology.

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Sales
Wireless	$4,334	$4,672	$9,581	$11,470
Telco	8,333	7,287	15,835	14,451
Total sales	$12,667	$11,959	$25,416	$25,921
Gross profit
Wireless	$1,527	$175	$3,136	$2,048
Telco	1,654	(614)	3,674	1,105
Total gross profit (loss)	$3,181	$(439)	$6,810	$3,153

Wireless	35%	4%	33%	18%
Telco	20%	(8)%	23%	8%
Total gross profit margin (loss)	25%	(4)%	27%	12%

Loss from operations
Wireless	$(1,537)	$(2,453)	$(2,642)	$(3,235)
Telco	(1,510)	(12,226)	(2,319)	(13,207)
Total loss from operations	$(3,047)	$(14,679)	$(4,961)	$(16,442)

(in thousands)	March 31, 2021	September 30, 2020
Segment assets
Wireless	$5,170	$5,324
Telco	13,019	12,298
Non-allocated	10,369	14,881
Total assets	$28,558	$32,503

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note on Forward-Looking Statements
Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” “believes,” “plans,” “intends,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the wireless infrastructure services industry, changes in the trends of the telecommunications industry, changes in our supplier agreements, technological developments, changes in the general economic environment, the potential impact of the novel strain of coronavirus (“COVID-19”) pandemic, the growth or formation of competitors, changes in governmental regulation or taxation, the potential forgiveness of any portion of the PPP Loan, changes in our personnel and other such factors. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
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
Recent Business Developments
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place”

orders, we are classified as an essential business due to the services and products we provide to the telecommunications industry. Therefore, we continue to operate in the markets we serve, but most of our back-office and administrative personnel were working from home through March 31, 2021 while these orders were in place.  Although we can continue to operate our businesses, our revenues have slowed, especially in our Wireless segment, due to the carriers slowing down various wireless tower projects. We have not experienced a material disruption in our supply chain to date.
With the partial reopening of the economy the economic effects of the pandemic and resulting societal changes remain unpredictable. There are a number of uncertainties that could impact our future results of operations, including the efficacy and widespread distribution of a vaccine, the return of major outdoor events during the summer and fall months, and the impact of COVID-19 on the operating results and capital budgets of our customers.
Results of Operations
Comparison of Results of Operations for the Three Months Ended March 31, 2021 and March 31, 2020
Consolidated
Consolidated sales increased $0.7 million, or 6%, to $12.7 million for three months ended March 31, 2021 from $12.0 million for the three months ended March 31, 2020.  The increase in sales was due to increased sales in the Telco segment of $1.0 million partially offset by a decrease in Wireless segment sales of $0.3 million.
Consolidated gross profit increased $3.6 million for three months ended March 31, 2021 to $3.2 million compared to a deficit of $0.4 million for the same period last year. The increases in gross profit were due to an increase in the Telco segment of $2.3 million, and a Wireless segment increase of $1.3 million.
Consolidated operating expenses include indirect costs associated with operating our business such as indirect personnel, facilities, vehicles, insurance, communication, and business taxes. Operating expenses remained consistent at approximately $2.2 million for the three months ended March 31, 2021 and $2.1 million the same period last year.
Consolidated selling, general and administrative ("SG&A") expenses include overhead, which consist of personnel, insurance, professional services, communication, and other cost categories. SG&A expense increased $0.9 million, or 30%, to $3.8 million for the three months ended March 31, 2021 from $2.9 million for the same period last year. The increase in SG&A relates to increased personnel costs such as non-cash stock compensation of $0.1 million, executive severance of $0.2 million, as well as computing and communications costs of approximately $0.2 million, and $0.4 million of increased selling costs compared to the same period last year.
Depreciation and amortization expenses decreased $0.2 million, or 40%, to $0.3 million for the three months ended March 31, 2021, from $0.5 million for the same period last year. The decrease was due primarily to a decrease in amortization expenses to the Telco segment of $0.2 million, as a result of intangible impairments taken in fiscal 2020.
Interest income primarily consists of interest earned on the promissory note receivable. Interest income has decreased to $33 thousand for the three months ended March 31, 2021 compared to $0.1 million for the same period last year, as the note receivable principal has decreased.
Interest expense for the three months ended March 31, 2021 was $42 thousand as compared to $59 thousand for the same period last year. The expense was related to interest expense on the revolving bank line of credit and the loan with our primary financial lender.
Income tax expense was zero during the three months ended March 31, 2021 and the same period in 2020. Our effective tax rates during the three months ended March 31, 2021 and 2020 were approximately 0%, respectively because increases in our valuation allowance against our deferred tax assets.

Segment Results
Wireless
Revenues for the Wireless segment decreased $0.3 million to $4.3 million for the three months ended March 31, 2021 from $4.7 million for the same period of last year. Revenues continued to be negatively impacted due to delays in infrastructure spending from the major U.S. carriers related to the COVID-19 pandemic. However, we believe that the 5G rollout will gain momentum in the calendar year and that there is substantial constrained demand for 5G-related work on existing towers, new raw-land builds, and small cell networks. In addition, we have made and are continuing to make the necessary operational changes in order to be well positioned to secure an increased share of the 5G construction services work.
Gross profit was $1.5 million, or 35% for the three months ended March 31, 2021 compared to $0.2 million, or 4%, for the three months ended March 31, 2020. The improvement in the gross profit percentage was driven by organizational changes put into place to strengthen margins during the latter half of fiscal 2020.
Operating expenses were $1.4 million for each of the three months periods ended March 31, 2021 and 2020.
Selling, general and administrative expenses increased $0.2 million to $0.6 million for the three months ended March 31, 2021 from $0.4 million for the three months ended March 31, 2020. This increase was due to increased sales-related personnel costs. The corporate overhead allocation increased $0.3 million mainly as a result of the employee stock-based compensation plan and interest expense.
Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2021 and 2020.
Telco
Sales for the Telco segment increased $1.0 million to $8.3 million for the three months ended March 31, 2021 from $7.3 million for the same period last year. The increase in revenues were related to increased sales of used and refurbished equipment, coupled with decreased charges for returns during the quarter compared to the prior year quarter.
Gross profit was $1.7 million for the three months ended March 31, 2021 and a deficit of $0.6 million for the three months ended March 31, 2020. The increase was mainly related to a $2.1 million obsolescence expense recorded in the prior year quarter.
Operating expenses increased $0.1 million to $0.8 million for the three months ended March 31, 2021 compared to $0.7 million the three months ended March 31, 2020. The increased operating expense was due to fees related to the utilization of a third-party logistics provider.
Selling, general and administrative expenses increased $0.2 million to $1.1 million for the three months ended March 31, 2021 from $0.9 million for the same period last year. This increase was due primarily to increased sales commissions. In addition, the corporate allocation increased $0.1 million, which related to the employee stock-compensation plan and executive severance costs.
Depreciation and amortization expense decreased $0.2 million to $0.1 million for the three months ended March 31, 2021 from $0.3 million for the same period last year. This was due to decreased amortization expense resulting from the impairment of intangibles taken in the three months ended March 31, 2020.
Comparison of Results of Operations for the Six Months Ended March 31, 2021 and March 31, 2020

Consolidated

Consolidated sales decreased $0.5 million, or 2%, to $25.4 million for the six months ended March 31, 2021 from $25.9 million for the six months ended March 31, 2020. The decrease in sales was primarily in the Wireless segment, which decreased $1.9 million, partially offset by an increase in sales from the Telco segment of $1.4 million.

Consolidated gross profit increased $3.7 million, or 116%, to $6.8 million for the six months ended March 31, 2021 from $3.2 million for the same period last year. The increase in gross profit was due to an increase in the Telco segment of $2.6 million, as well as an increase in the Wireless segment of $1.1 million.

Consolidated operating expenses include indirect costs associated with operating our business such as indirect personnel costs, facilities, vehicles, insurance, communication, and business taxes, among other costs. Operating expenses decreased $0.1 million, or 1%, to $4.2 million for the six months ended March 31, 2021 from $4.3 million for the same period last year.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel, insurance, professional services, and communication, among other costs. Selling, general and administrative expenses increased $1.3 million, or 23%, to $7.0 million for the six months ended March 31, 2021 from $5.7 million for the same period last year. General and administrative costs accounted for $0.7 million of the increase, while selling costs accounted for $0.6 million of the increase. Non-cash share-based compensation accounted for $0.4 million of the increased G&A.

Depreciation and amortization expenses decreased $0.4 million, or 39%, to $0.6 million for the six months ended March 31, 2021 from $1.0 million for the same period last year. The decrease was due primarily to decreased amortization expense resulting from the impairment of intangible assets in the three months ended March 31, 2020.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019. Interest income was $0.1 million for six months ended March 31, 2021 and $0.2 million for the six months ended March 31, 2020.

Other expense for the six months ended March 31, 2021 was $27.4 thousand as compared to $0.1 million for the same period last year. The expense for the both the six months ended March 31, 2021 and March 31, 2020 is primarily related to our factoring arrangements with our Wireless segment.

Interest expense for the six months ended March 31, 2021 was $0.1 million as compared to $0.2 million for the same period last year. Interest expense for the six months ended March 31, 2021 was related to the revolving bank line of credit, the loan with our primary financial lender.

The provision for income taxes was zero for the six months ended March 31, 2021 compared to a benefit of $15 thousand for the six months ended March 31, 2020. Our effective tax rates during the six months ended March 31, 2021 and 2020 were approximately 0% because of increases in our valuation allowance against our deferred tax assets.

Segment Results

Wireless

Revenues for the Wireless segment were $9.6 million for the six months ended March 31, 2021 and $11.5 million for the same period last year. The decrease in revenue was due to a full six months of COVID-19 related slow-down in activity included in the current year results.

Gross profit was $3.1 million, or 33% for the six months ended March 31, 2021 and $2.0 million, or 18%, for six months ended March 31, 2020. This increase is due primarily to the impact of structural operational changes and more effective customer sales change order processes in place during the current fiscal six month period.

Operating expenses decreased $0.3 million to $2.6 million for the six months ended March 31, 2021 from $2.9 million for the same period last year, mainly as a result of lower vehicle and equipment costs as a result of decreased revenues.

Selling, general and administrative expenses increased $0.3 million to $1.3 million for the six months ended March 31, 2021 from $1.0 million for the six months ended March 31, 2020, mainly as a result of personnel costs.

Depreciation and amortization expense was consistent at $0.3 million for the each of the six month periods ended March 31, 2021 and March 31, 2020.

Telco

Sales for the Telco segment increased $1.4 million to $15.8 million for the six months ended March 31, 2021 from $14.5 million for the same period last year. The increase was mainly related to sales of used and refurbished equipment.

Gross profit was $3.7 million for the six months ended March 31, 2021 compared to $1.1 million for six months ended March 31, 2020. Gross profit for the six months ended March 31, 2021 rebounded after taking a charge of $2.1 million for inventory obsolescence expense in the same period last year.

Operating expenses increased $0.2 million to $1.6 million for the six months ended March 31, 2021 from $1.4 million for the same period last year. This increase was due primarily to increased costs from our third-party logistics provider as revenue increases, and severance costs for certain employees resulting from cost reduction activities.

Selling, general and administrative expenses increased $0.1 million to $1.8 million for the six months ended March 31, 2021 from $1.8 million for the same period last year. This increase was due to increased selling costs of $0.3 million partially offset by decreased G&A costs of $0.2 million.

Depreciation and amortization expense decreased $0.4 million to $0.2 million from $0.6 million for the six months ended March 31, 2021 and 2020, respectively, resulting from significant impairments of intangible assets in the second quarter of 2020.
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
The following table provides a reconciliation by segment of loss from operations to Adjusted EBITDA for the three and six month periods ended March 31, 2021 and March 31, 2020, in thousands:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(1,537)	$(1,510)	$(3,047)	$(2,453)	$(12,226)	$(14,679)
Impairment of intangibles including goodwill	—	—	—	—	8,714	8,714
Depreciation and amortization expense	176	128	304	169	339	508
Stock compensation expense	107	139	246	23	65	88
Adjusted EBITDA	$(1,254)	$(1,243)	$(2,497)	$(2,261)	$(3,108)	$(5,369)

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(2,642)	$(2,319)	$(4,961)	$(3,235)	$(13,207)	$(16,442)
Impairment of intangibles including goodwill	—	—	—	—	8,714	8,714
Depreciation and amortization expense	328	257	585	315	640	955
Stock compensation expense	247	314	561	32	74	106
Adjusted EBITDA	$(2,067)	$(1,748)	$(3,815)	$(2,888)	$(3,779)	$(6,667)
Due to rounding, numbers presented may not foot to the totals provided.

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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2021, we had total inventory, before the reserve for excess and obsolete inventories, of $8.9 million, consisting of $1.3 million in new products and $7.6 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through our recycling program. Therefore, we have an obsolete and excess inventory reserve of $3.2 million at March 31, 2021. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2021, there were no indicators of impairment present.

Liquidity and Capital Resources
Cash Flows Used in Operating Activities
During the six months ended March 31, 2021, cash used in operations was $4.1 million. Cash flows from operations were negatively impacted by a net loss of $5.0 million and net cash used by working capital of $0.2 million, which was partially offset by non-cash adjustments of $1.1 million.
Cash Flows Provided by Investing Activities
During the six months ended March 31, 2021, cash provided by investing activities was $1.4 million which consisted of $1.5 million of payments received under the promissory note receivable.
Cash Flows Used in Financing Activities
During the six months ended March 31, 2021, cash used in financing activities was $0.5 million, of which $1.2 million related to repayment of our promissory note payable, partially offset by net proceeds from the sale of our common stock utilizing our shelf registration of $0.9 million.
In March 2020, we entered into a loan agreement with our primary financial lender for $3.5 million, bearing interest at 6% per annum. The principal and interest payments correlate to our promissory note receivable with Leveling 8. We monetized $3.5 million of the $5.8 million remaining balance of the promissory note receivable. In connection with the $1.4 million in payments received in the first quarter of 2021, we paid down the remaining outstanding principal under this loan.
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2021. The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate, floating (3.25% at March 31, 2021), with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021. At March 31, 2021, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $4.0 million at March 31, 2021.
On April 14, 2020, the Company entered into an unsecured loan in the amount of $2.9 million ("PPP Loan") with our primary lender. The PPP Loan matures on April 14, 2022, bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on the date on which the amount of loan forgiveness is determined. On August 28, 2020, we submitted our application to our lender, requesting PPP Loan forgiveness of $2.9 million. Our lender reviewed our application and forwarded to the SBA for approval on September 27, 2020. As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; per the Flexibility Act, the date for commencement of loan payments has not yet occurred, and we have made no loan payments. The Company deferred $0.8 million of loan payments during the six months ended March 31, 2021.
We continue to take actions to preserve and improve our liquidity. We believe that our cash and cash equivalents and restricted cash of $5.2 million at March 31, 2021 and our existing revolving bank line of credit will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs. However, we will likely need to seek a waiver for our probable covenant violation under our loan agreements with our primary financial lender. Further, as discussed above, we received the PPP Loan in April 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19, and there is some uncertainty whether we will be granted forgiveness from the SBA. In addition, there is still uncertainty surrounding the timing of the overall recovery of the economy and the timing of wireless infrastructure service opportunities for the upgrade to 5G. Therefore, depending on the timing of these factors and our primary financial lender granting us a waiver of the probable covenant violation, there is still risk that we may not have sufficient cash and cash equivalents available for us to sustain our operations at our current level. If that were to occur, we would need to seek additional funding and further utilize our shelf registration that we have available to us in order to enhance our cash position and assist in our working capital needs.
In the six months ended March 31, 2021, we utilized our recently filed shelf registration statement to raise additional cash by selling common shares utilizing an at the market offering under our equity distribution agreement with

Northland Securities, Inc. (“Northland”). Under this program, we sold 245,973 shares for net proceeds of $0.9 million.
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2021, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Controller as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the six months ended March 31, 2021, the Company sold 245,973 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the quarter were $0.9 million and net proceeds were $0.9 million after the payment of approximately $31,313 in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $3.1 million and total net proceeds to the Company are $3.0 million after the payment of $0.1 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13,850,000 in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Financial Institution Business Loan Agreement dated December 17, 2020

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Controller under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC. (Registrant)
Date: May 14, 2021
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021
/s/ Donna L. Guy
Donna L. Guy
Controller
(Principal Financial Officer)