Form 10-Q
period 2021-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2021-08-13
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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

Shares outstanding of the issuer's $.01 par value common stock as of August 12, 2021 were 12,511,372.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended June 30, 2021

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30, 2021	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$3,598	$8,265
Restricted cash	136	108
Accounts receivable, net of allowances of $250, respectively	8,347	3,968
Unbilled revenue	863	590
Promissory note – current	—	1,400
Income tax receivable	—	1,283
Inventories, net of allowances of $3,168 and $3,054, respectively	5,611	5,576
Prepaid expenses and other assets	1,163	884
Total current assets	19,718	22,074

Machinery and equipment	4,417	3,500
Leasehold improvements	795	720
Property and equipment, at cost	5,212	4,220
Less: Accumulated depreciation	(2,242)	(1,586)
Net property and equipment	2,970	2,634
Right-of-use lease assets	2,991	3,758
Promissory note – non current	1,865	2,375
Intangibles, net of accumulated amortization	1,186	1,425
Goodwill	58	58
Deferred income taxes	28	—
Other assets	182	179
Total assets	$28,998	$32,503

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,484	$3,472
Accrued expenses	1,809	1,319
Deferred revenue	144	113
Bank line of credit	2,800	2,800
Note payable, current	1,927	1,709
Right-of-use lease obligations – current	1,220	1,275
Financing lease obligations – current	440	285
Other current liabilities	15	41
Total current liabilities	14,839	11,014
Financing lease obligations - long-term	1,108	791
Right-of-use lease obligations - long-term	2,436	3,310
Note payable, less current portion	988	2,440
Other liabilities	7	15
Total liabilities	19,378	17,570
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 12,511,372 shares issued and outstanding, and 11,822,009 shares issued and outstanding, respectively	125	118
Paid in capital	(745)	(2,567)
Retained earnings	10,240	17,382
Total shareholders’ equity	9,620	14,933
Total liabilities and shareholders’ equity	$28,998	$32,503
See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Sales	$17,017	$12,022	$42,433	$37,943
Cost of sales	12,748	7,851	31,354	30,619
Gross profit	4,269	4,171	11,079	7,324
Operating expenses	2,508	1,998	6,733	6,276
Selling, general and administrative expenses	3,561	2,421	10,532	8,097
Impairment of right of use asset	—	660	—	660
Impairment of intangibles including goodwill	—	—	—	8,714
Depreciation and amortization expense	314	242	899	1,197
Gain on disposal of assets	(13)	(8)	(23)	(36)
Loss from operations	(2,101)	(1,142)	(7,062)	(17,584)
Other income (expense):
Interest income	34	83	115	259
Income from equity method investment	—	—	—	41
Other expense, net	(34)	(37)	(61)	(123)
Interest expense	(46)	(101)	(156)	(184)
Total other income (expense), net	(46)	(55)	(102)	(7)

Loss before income taxes	(2,147)	(1,197)	(7,164)	(17,591)
Benefit for income taxes	(23)	(1,220)	(23)	(1,236)
Net income (loss)	$(2,124)	$23	$(7,141)	$(16,355)

Income (loss) per share:
Basic	$(0.17)	$—	$(0.58)	$(1.49)
Diluted	$(0.17)	$—	$(0.58)	$(1.49)
Shares used in per share calculation:
Basic	12,495,438	11,079,580	12,352,960	10,955,235
Diluted	12,495,438	11,216,688	12,352,960	10,955,235

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$—	$14,933
Net loss	—	—	—	(1,953)	—	(1,953)
Issuance of common shares	238,194	3	876	—	—	879
Restricted stock issuance	306,390	3	(3)	—	—	—
Stock based compensation expense	—	—	315	—	—	315
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$—	$14,174

Net loss	—	—	—	(3,064)	—	(3,064)
Issuance of common shares	7,779	—	21	—	—	21
Restricted stock issuance, net of forfeitures	(10,000)	(1)	—	—	—	(1)
Stock option exercise	49,000	—	89	—	—	89
Stock based compensation expense	—	—	246	—	—	246
Balance, March 31, 2021	12,413,372	$124	$(1,023)	$12,364	$—	$11,466

Net loss	—	—	—	(2,124)	—	(2,124)
Restricted stock issuance	98,000	1	(1)	—	—	—
Stock based compensation expense	—	—	279	—	—	279
Balance, June 30, 2021	12,511,372	$125	$(745)	$10,240	$—	$9,620

	Common Stock		Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount				Total
Balance, September 30, 2019	10,861,950	$109	$(4,377)	$34,715	$(1,000)	$29,447

Net loss	—	—	—	(1,718)	—	(1,718)
Stock based compensation expense	—	—	14	—	—	14
Balance, December 31, 2019	10,861,950	$109	$(4,363)	$32,997	$(1,000)	$27,743

Net loss	—	—	—	(14,661)	—	(14,661)
Restricted stock issuance	—	—	377	—	—	377
Stock option exercise	110,000	1	172	—	—	173
Stock based compensation expense	—	—	92	—	—	92
Balance, March 31, 2020	10,971,950	$109	$(3,722)	$18,336	$(1,000)	$13,724

Net income	—	—	—	23	—	23
Utilization of treasury shares	(500,658)	(5)	(995)	—	1,000	—
Issuance of shares	573,199	6	2,103	—	—	2,109
Restricted stock issuance	237,014	2	13	—	—	15
Stock option exercise	13,334	—	24	—	—	24
Stock based compensation expense	—	—	(15)	—	—	(15)
Balance, June 30, 2020	11,294,839	$113	$(2,592)	$18,360	$—	$15,881
Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(7,141)	$(16,355)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	661	590
Amortization	239	607
Change in right-of-use assets and liabilities, net	(161)	—
Impairment of right of use asset	—	660
Impairment of intangibles including goodwill	—	8,714
Provision for excess and obsolete inventories	115	2,125
Stock based compensation expense	840	167
Gain from disposal of property and equipment	(23)	(36)
Gain from equity method investment	—	(41)
Changes in assets and liabilities:
Accounts receivable	(4,379)	1,662
Unbilled revenue	(274)	2,014
Income tax receivable\payable	1,255	(14)
Inventories	(150)	(464)
Prepaid expenses and other assets	(269)	97
Accounts payable	3,012	56
Accrued expenses and other liabilities	456	(135)
Deferred revenue	31	144
Net cash used in operating activities	(5,788)	(1,429)

Investing Activities:
Proceeds from promissory note receivable	1,910	2,025
Loan repayment from equity method investee	—	40
Purchases of property and equipment	(185)	(471)
Disposals of property and equipment	43	78
Net cash provided by investing activities	1,768	1,672

Financing Activities:
Change in bank line of credit	—	2,800
Proceeds from note payable	—	6,374
Guaranteed payments for acquisition of business	—	(667)
Payments on financing lease obligations	(359)	(277)
Payments on notes payable	(1,249)	(1,622)
Proceeds from sale of common stock	900	1,829
Proceeds from stock options exercised	89	197
Net cash provided by (used in) financing activities	(619)	8,634

Net (decrease) increase in cash, cash equivalents and restricted cash	(4,639)	8,877
Cash, cash equivalents and restricted cash at beginning of period	8,373	1,594
Cash, cash equivalents and restricted cash at end of period	$3,734	$10,471

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the nine months ended June 30, 2021 and 2020, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers totaled approximately $1.6 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively and $2.9 million and $1.5 million for the nine month period ended June 30, 2021 and 2020, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales to three customers which individually accounted for 10% or greater of the Company's revenue totaled 39% and sales to two customers comprised approximately 24% of consolidated revenues for the nine months ended June 30, 2021 and 2020, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Wireless services sales	$4,136	$5,123	$13,716	$16,593
Equipment sales:
Telco	12,826	6,148	28,289	19,912
Intersegment	—	(23)	—	(23)
Telco repair sales	1	33	14	49
Telco recycle sales	55	741	414	1,412
Total sales	$17,017	$12,022	$42,433	$37,943
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At June 30, 2021 and September 30, 2020, contract assets were $0.9 million and $0.6 million, respectively, and contract liabilities were $0.1 million and $0.1 million, respectively. The Company recognized $0.1 million of contract revenue during the nine months ended June 30, 2021 related to contract liabilities recorded in deferred revenue at September 30, 2020.
Note 3 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into various agreements, including one agreement with recourse, to sell certain receivables to unrelated third-party financial institutions. For the agreement with recourse, the Company is responsible for collecting payments on the sold receivables from its customers. Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company. At June 30, 2021, the third-party financial institution has a reserve of $0.1 million, which is reflected as restricted cash, against the sold receivables of $0.9 million. For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $0.9 million at June 30, 2021 for which there is a limit of $4.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at June 30, 2021 as the Company concluded that the sold receivables are collectible. The other agreements without recourse are under programs offered by certain customers in the Wireless segment.
For the nine months ended June 30, 2021 and 2020, the Company received proceeds from the sold receivables under all of the various agreements of $12.9 million and $15.9 million, respectively, and included the proceeds in net cash used in operating activities in the Consolidated Statements of Cash Flows. The fees associated with selling these receivables ranged from 0.7% to 2.4% of the gross receivables sold for the nine months ended June 30, 2021 and 2020. The Company recorded costs of $0.1 million and $0.2 million for the three and nine months ended June 30, 2021, respectively, and $0.1 million and $0.3 million for the three and nine months ended June 30, 2020, respectively, in other expense in the consolidated statements of operations.
Note 4 – Promissory Note Receivable
During 2019, the Company completed a sale of its former Cable TV reporting segment to Leveling 8, an entity owned by a member of our board and significant shareholder, David Chymiak. Part of the consideration for the sale was a promissory note bearing interest of 6% received from Mr. Chymiak. Mr. Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets to secure the payment of the promissory note, including substantially all of Mr. Chymiak’s Company common stock. During the nine months ended June 30, 2021, the Company received principal payments totaling $1.9 million, of which approximately $1.4 million was a prepayment. At June 30, 2021, there was $1.9 million outstanding on the promissory note. The remaining promissory note is due in a final payment on June 29, 2024.
On March 10, 2020, the Company entered into a loan agreement with its primary financial lender for $3.5 million to monetize a portion of this promissory note receivable. See Note 7 - Debt for disclosures related to the Company's promissory note payable.

Note 5 – Inventories
Inventories, which are all within the Telco segment, at June 30, 2021 and September 30, 2020 are as follows, in thousands:

	June 30, 2021	September 30, 2020
New equipment	$1,261	$1,311
Refurbished and used equipment	7,518	7,319
Allowance for excess and obsolete inventory	(3,168)	(3,054)
Total inventories, net	$5,611	$5,576
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
Intangible assets with their associated accumulated amortization and impairment at June 30, 2021 and September 30, 2020 are as follows, in thousands:

	June 30, 2021
Intangible assets:	Gross	Accumulated Amortization	Impairment	Net
Customer relationships – 10 years	$8,396	$(4,141)	$(3,894)	$361
Trade name – 10 years	2,122	(1,297)	—	825
Total intangible assets	$10,518	$(5,438)	$(3,894)	$1,186

	September 30, 2020
Intangible assets:	Gross	Accumulated Amortization	Impairment	Net
Customer relationships – 10 years	$8,396	$(4,021)	$(3,894)	$481
Trade name – 10 years	2,122	(1,178)	—	944
Non-compete agreements – 3 years	374	(374)	—	—
Total intangible assets	$10,892	$(5,573)	$(3,894)	$1,425
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
Credit Agreement
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2021. The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate, floating (3.25% at June 30, 2021), with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021. At June 30, 2021, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $4.0 million at June 30, 2021.
Loan Covenant with Primary Financial Lender
The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charge) of not less than 1.25 to 1.0 to be tested quarterly beginning June 30, 2021. The Company was not in compliance with this covenant at June 30, 2021. The Company notified its primary financial lender of the covenant violation, and on August 4, 2021, the primary financial lender granted a waiver of the covenant violation under the credit agreement. Although the covenant violation was waived at June 30, 2021, the Company believes it may again be out of compliance with this covenant at September 30, 2021. If the Company is not in compliance with the covenant at September 30, 2021, it would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement.
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
While we believe we have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds for Permissible Expenses, we can provide no assurances that we will receive full or partial forgiveness of the PPP Loan. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in current and long-term debt, on our consolidated balance sheet at June 30, 2021.
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
During the nine months ended June 30, 2021, 245,973 shares were sold by Northland on behalf of the Company with gross proceeds of $0.9 million, and net proceeds after commissions and fees of $0.9 million.
Note 9 – Earnings Per Share
Basic earnings per share are based on the sum of the average number of common shares outstanding and issuable, restricted and deferred shares. Diluted earnings per share include any dilutive effect of stock options and restricted stock. In computing the diluted weighted average shares, the average share price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method from the exercise of options. Basic and diluted earnings per share for the three and nine months ended June 30, 2021 and 2020 are (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common shareholders	$(2,124)	$23	(7,141)	(16,355)

Basic weighted average shares	12,495,438	11,079,580	12,352,960	10,955,235
Effect of dilutive securities:	—	—	—	—
Stock options	—	137,108	—	—
Diluted weighted average shares	12,495,438	11,216,688	12,352,960	10,955,235

Income (loss) per common share:
Basic	$(0.17)	$—	$(0.58)	$(1.49)
Diluted	$(0.17)	$—	$(0.58)	$(1.49)
The table below includes information related to stock options that were outstanding at the end of each respective three and nine month period ended June 30, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive. The stock options were anti-dilutive either due to the Company incurring a net loss for the periods presented or the exercise price exceeded the average market price per share of our common stock for the three and nine months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Stock options excluded	50,000	150,000	50,000	480,000

Weighted average exercise price of stock options	$1.28	$2.96	$1.28	$1.89
Average market price of common stock	$2.35	$2.41	$2.61	$2.48

Note 10 – Supplemental Cash Flow Information

(in thousands)	Nine Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$106	$144
Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$832	$454
Note 11 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At June 30, 2021, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 396,246 shares were available for future grants.
Stock Options
A summary of the status of the Company's stock options at June 30, 2021 and changes during the nine months ended June 30, 2021 is presented below:

	Wtd. Avg. Ex. Price	Shares	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2020	$1.55	100,000	$37
Exercised	1.81	(49,000)	49
Forfeited	1.81	(1,000)	—
Outstanding at June 30, 2021	$1.28	50,000	$69

Exercisable at June 30, 2021	$1.28	34,334	$44
Restricted stock awards
A summary of the Company's non-vested restricted share awards (RSA) at June 30, 2021 and changes during the nine months ended June 30, 2021 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at September 30, 2020	475,024	$1,058
Granted	444,390	965
Vested	(228,358)	(455)
Forfeited	(50,000)	(125)
Non-vested at June 30, 2021	641,056	$1,443
During the three month period ended June 30, 2021 and 2020, expenses (income) related to share-based arrangements including restricted stock and stock option awards, were $0.3 million and $(15) thousand, respectively.
During the nine month period ended June 30, 2021 and 2020, compensation expenses related to share-based arrangements including restricted stock and stock option awards, were $0.8 million and $0.1 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and nine month period ended June 30, 2021 and 2020.

At June 30, 2021, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.8 million. That cost is expected to be recognized over a period of 2.9 years.
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
Rental payments received related to these subleases were recorded as a reduction to rent expense in our consolidated statements of operations for the three and six month periods ending June 30, 2021 and 2020. Rental payments received from subleased right-of-use assets is as follows:

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Subleased rental receipts:
Wireless	$46	$46	$137	$136
Telco	—	100	115	301
Total subleased rental receipts	$46	$146	$252	$437
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

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales
Wireless	$4,136	$5,123	$13,716	$16,593
Telco	12,881	6,899	28,717	21,350
Total sales	$17,017	$12,022	$42,433	$37,943
Gross profit
Wireless	$1,233	$2,251	$4,370	$4,299
Telco	3,036	1,920	6,710	3,025
Total gross profit (loss)	$4,269	$4,171	$11,079	$7,324

Wireless	30%	44%	32%	26%
Telco	24%	28%	23%	14%
Total gross profit margin (loss)	25%	35%	26%	19%

Gain (loss) from operations
Wireless	$(2,117)	$(75)	$(4,759)	$(3,310)
Telco	16	(1,067)	(2,303)	(14,274)
Total gain (loss) from operations	$(2,101)	$(1,142)	$(7,062)	$(17,584)

(in thousands)	June 30, 2021	September 30, 2020
Segment assets
Wireless	$5,645	$5,324
Telco	16,689	12,298
Non-allocated	6,664	14,881
Total assets	$28,998	$32,503

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
Recent Business Developments
COVID-19
On March 11, 2020, the World Health Organization declared the current outbreak of COVID-19 to be a global pandemic, and on March 13, 2020, the United States declared a national emergency. In response to these declarations and the rapid spread of COVID-19, federal, state and local governments have imposed varying degrees of restrictions on business and social activities to contain COVID-19, including quarantine and “stay-at-home” or “shelter-in-place” orders in markets where we operate. Despite these “stay-at-home” or “shelter-in-place”

orders, we are classified as an essential business due to the services and products we provide to the telecommunications industry. Therefore, we continue to operate in the markets we serve while these orders were in place. Most of our back-office and administrative personnel worked from home while these orders were in place, these personnel began working in the office as restrictions were relaxed or lifted.  Although we can continue to operate our businesses, our revenues have slowed, especially in our Wireless segment, due to the carriers slowing down various wireless tower projects. We have not experienced a material disruption in our supply chain to date.
With the partial reopening of the economy the economic effects of the pandemic and resulting societal changes remain unpredictable. Although we experienced increased revenues this quarter compared to recent quarters since the pandemic began last year, there are a number of uncertainties that could impact our future results of operations, including the efficacy and widespread distribution of a vaccine, the return of major outdoor events during the summer and fall months, and the impact of COVID-19 on the operating results and capital budgets of our customers.
Results of Operations
Comparison of Results of Operations for the Three Months Ended June 30, 2021 and June 30, 2020
Consolidated
Consolidated revenues increased $5.0 million, or 42%, to $17.0 million for the three months ended June 30, 2021 from $12.0 million for the three months ended June 30, 2020.  The increase in sales was due to increased sales in the Telco segment of $6.0 million partially offset by a decrease in Wireless segment sales of $1.0 million.
Consolidated gross profit increased $0.1 million for the three months ended June 30, 2021 to $4.3 million compared to $4.2 million for the same period last year. The increases in gross profit were due to an increase in the Telco segment of $1.1 million, and a Wireless segment decrease of $1.0 million.
Consolidated operating expenses include indirect costs associated with operating our business such as indirect personnel, facilities, vehicles, insurance, communication, and business taxes. Operating expenses increased $0.5 million, or 26%, to $2.5 million for the three months ended June 30, 2021 from $2.0 million for the same period last year. The increase in operating expenses were due to an increase in the Wireless segment of $0.6 million, partially offset by a decrease in the Telco segment of $0.1 million.
Consolidated selling, general and administrative ("SG&A") expenses include overhead, which consist of personnel, insurance, professional services, communication, and other cost categories. SG&A expense increased $1.1 million, or 47%, to $3.6 million for the three months ended June 30, 2021 from $2.4 million for the same period last year. General and administrative costs accounted for $0.4 million of the increase, while selling costs accounted for $0.7 million of the increase.
Impairment of right of use assets for the three months ended June 30, 2020 was $0.7 million related to impairing an asset associated with a building lease in the Telco segment.
Depreciation and amortization expenses increased $0.1 million, or 30%, to $0.3 million for the three months ended June 30, 2021, from $0.2 million for the same period last year.
Interest income primarily consists of interest earned on the promissory note receivable. Interest income decreased to $34 thousand for the three months ended June 30, 2021 compared to $83 thousand for the same period last year, as the note receivable principal has decreased.
Interest expense for the three months ended June 30, 2021 was $46 thousand as compared to $101 thousand for the same period last year. The expense was related to interest expense on the revolving bank line of credit and the loan with our primary financial lender.
Income tax benefit was $23 thousand for the three months ended June 30, 2021 and $1.2 million for the same period in 2020. Our effective tax rate during the three months ended June 30, 2021 was approximately 0% because increases in our valuation allowance offset against our deferred tax assets. As a result of the CARES Act, the Company can carryback net operating losses generated in 2018 through 2020 for a period of five years. As a result, the Company’s effective tax rate included an income tax benefit of $1.2 million recognized during the three months ended June 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods.
Segment Results
Wireless
Revenues for the Wireless segment decreased $1.0 million to $4.1 million for the three months ended June 30, 2021 from $5.1 million for the same period of last year. Revenues continued to be negatively impacted due to both delays in infrastructure spending from the major U.S. carriers and circumstances related to the COVID-19 pandemic. However, we believe that the 5G rollout will gain momentum in the calendar year and that there is substantial constrained demand for 5G-related work on existing towers, new raw-land builds, and small cell networks. In addition, we have made and are continuing to make the necessary operational adjustments in order to be well positioned to secure 5G construction services work.
Gross profit was $1.3 million, or 30% for the three months ended June 30, 2021 compared to $2.3 million, or 44%, for the three months ended June 30, 2020. The decrease in the gross profit percentage was driven by a higher gross profit percentage for the three months ended June 30, 2020 due primarily to recognition of change order revenues where expenses had been incurred in prior quarters.
Operating expenses increased $0.6 million to $1.8 million for the three months ended June 30, 2021 from $1.2 million for the same period last year. This increase is primarily attributable to increased personnel costs as we prepare for the rollout of 5G-related work and increased rent expense.
Selling, general and administrative expenses increased $0.4 million to $1.4 million for the three months ended June 30, 2021 from $1.0 million for the three months ended June 30, 2020. This increase was due to increased sales-related personnel costs. The corporate overhead allocation increased $0.2 million mainly as a result of increased employee stock-based compensation expenses and executive severance costs.
Depreciation and amortization expense was $0.2 million for the three months ended June 30, 2021 compared to $0.1 million for the the same period last year.
Telco
Revenues for the Telco segment increased $6.0 million to $12.9 million for the three months ended June 30, 2021 from $6.9 million for the same period last year. The increase in revenues were related to increased sales of used and refurbished equipment.
Gross profit was $3.0 million for the three months ended June 30, 2021 and $1.9 million for the three months ended June 30, 2020. The increase in gross profit was due primarily increased revenues for the three months ended June 30, 2021.
Operating expenses decreased $0.1 million to $0.7 million for the three months ended June 30, 2021 compared to $0.8 million the three months ended June 30, 2020.
Selling, general and administrative expenses increased $0.8 million to $2.2 million for the three months ended June 30, 2021 from $1.4 million for the same period last year. This increase was due primarily to increased sales commissions. In addition, the corporate allocation increased $0.2 million, which primarily related to increased employee stock-based compensation expenses and executive severance costs.
Impairment of right of use assets for the three months ended June 30, 2020 was $0.7 million related to the impairment of a right of use asset associated with a building lease in the Telco segment.
Depreciation and amortization expense was $0.1 million for the three months ended June 30, 2021 and 2020.

Comparison of Results of Operations for the Nine Months Ended June 30, 2021 and June 30, 2020

Consolidated

Consolidated revenues increased $4.5 million, or 12%, to $42.4 million for the nine months ended June 30, 2021 from $37.9 million for the nine months ended June 30, 2020. The increase in revenue was primarily in the Telco segment, which increased $7.4 million, partially offset by a decrease of $2.9 million in the Wireless segment.

Consolidated gross profit increased $3.8 million, or 51%, to $11.1 million for the nine months ended June 30, 2021 from $7.3 million for the same period last year. The increase in gross profit was due to an increase in the Telco segment of $3.7 million, as well as an increase in the Wireless segment of $0.1 million.

Consolidated operating expenses include indirect costs associated with operating our business such as indirect personnel costs, facilities, vehicles, insurance, communication, and business taxes, among other costs. Operating expenses increased $0.4 million, or 7%, to $6.7 million for the nine months ended June 30, 2021 from $6.3 million for the same period last year.

Consolidated selling, general and administrative expenses include overhead costs, which primarily consist of personnel, insurance, professional services, and communication, among other costs. Selling, general and administrative expenses increased $2.4 million, or 30%, to $10.5 million for the nine months ended June 30, 2021 from $8.1 million for the same period last year. General and administrative costs accounted for $1.2 million of the increase, while selling costs accounted for $1.3 million of the increase. Non-cash stock-based compensation expense accounted for $0.7 million of the increased general and administrative costs.

Depreciation and amortization expenses decreased $0.3 million, or 25%, to $0.9 million for the nine months ended June 30, 2021 from $1.2 million for the same period last year. The decrease was due primarily to decreased amortization expense resulting from the impairment of intangible assets in the nine months ended June 30, 2020.

Interest income primarily consists of interest earned on the promissory note from the sale of the cable business in June 2019. Interest income was $0.1 million for nine months ended June 30, 2021 and $0.3 million for the nine months ended June 30, 2020.

Other expense for the nine months ended June 30, 2021 was $61 thousand as compared to $0.1 million for the same period last year. The expense for the both the nine months ended June 30, 2021 and June 30, 2020 is primarily related to our factoring arrangements in our Wireless segment.

Interest expense for the nine months ended June 30, 2021 was $0.1 million as compared to $0.2 million for the same period last year. Interest expense for the nine months ended June 30, 2021 was related to the revolving bank line of credit and the loan with our primary financial lender.

The provision for income taxes was $23 thousand for the nine months ended June 30, 2021 compared to a benefit of $1.2 million for the nine months ended June 30, 2020. Our effective tax rates during the nine months ended June 30, 2021 was approximately 0% because of increases in our valuation allowance against our deferred tax assets. As a result of the CARES Act, the Company can carryback net operating losses generated in 2018 through 2020 for a period of five years. As a result, the Company’s effective tax rate included an income tax benefit of $1.2 million recognized during the nine months ended June 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods.

Segment Results

Wireless

Revenues for the Wireless segment were $13.7 million for the nine months ended June 30, 2021 and $16.6 million for the same period last year. The decrease in revenue was due to a full nine months of COVID-19 related slow-down in activity included in the current year results.

Gross profit was $4.4 million, or 32% for the nine months ended June 30, 2021 and $4.3 million, or 26%, for the nine months ended June 30, 2020. The increase in the gross profit percentage is due primarily to the impact of structural operational changes and more effective customer sales change order processes in place during the current fiscal year.

Operating expenses increased $0.3 million to $4.4 million for the nine months ended June 30, 2021 from $4.1 million for the same period last year, mainly as a result of lower vehicle and equipment costs as a result of decreased revenues. This increase is primarily attributable to increased personnel costs as we prepare for the rollout of 5G-related work and increased rent expense.

Selling, general and administrative expenses increased $1.3 million to $4.3 million for the nine months ended June 30, 2021 from $3.0 million for the nine months ended June 30, 2020, mainly as a result of personnel costs. In addition, the corporate allocation increased $0.7 million, which primarily related to increased employee stock-based compensation expenses and executive severance costs.

Depreciation and amortization expense was consistent at $0.5 million for both the nine months ended June 30, 2021 and 2020.

Telco

Revenues for the Telco segment increased $7.4 million to $28.7 million for the nine months ended June 30, 2021 from $21.4 million for the same period last year. The increase was mainly related to sales of used and refurbished equipment.

Gross profit was $6.7 million for the nine months ended June 30, 2021 compared to $3.0 million for nine months ended June 30, 2020. Gross profit for the nine months ended June 30, 2021 rebounded after taking a charge of $2.1 million for inventory obsolescence expense in the same period last year.

Operating expenses increased $1.2 million to $2.3 million for the nine months ended June 30, 2021 from $2.1 million for the same period last year. This increase was due primarily to increased costs from our third-party logistics provider due to revenue increases and severance costs for certain employees resulting from cost reduction activities.

Selling, general and administrative expenses increased $1.2 million to $6.3 million for the nine months ended June 30, 2021 from $5.1 million for the same period last year. This increase was due to increased selling expenses of $0.8 million, partially offset by decreased general and administrative expenses of $0.2 million. In addition, the corporate allocation increased $0.6 million, which primarily related to increased employee stock-based compensation expenses and executive severance costs.

Depreciation and amortization expense decreased $0.3 million to $0.4 million from $0.7 million for the nine months ended June 30, 2021 and 2020, respectively, resulting from significant impairments of intangible assets in the second quarter of 2020.
Non-GAAP Financial Measure
Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA as presented also excludes impairment charges for operating lease right-of-use assets and intangible assets including goodwill, stock-based compensation expense, other income, other expense, interest income and income from equity method investment. Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.

The following table provides a reconciliation by segment of loss from operations to Adjusted EBITDA for the three and nine month periods ended June 30, 2021 and June 30, 2020, in thousands:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(2,117)	$16	$(2,101)	$(75)	$(1,067)	$(1,142)
Impairment of right of use asset	—	—	—	—	660	660
Depreciation and amortization expense	185	129	314	145	97	242
Stock based compensation expense	136	143	279	24	37	61
Adjusted EBITDA	$(1,796)	$288	$(1,508)	$94	$(273)	$(179)

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(4,759)	$(2,303)	$(7,062)	$(3,310)	$(14,274)	$(17,584)
Impairment of right of use asset	—	—	—	—	660	660
Impairment of intangibles including goodwill	—	—	—	—	8,714	8,714
Depreciation and amortization expense	513	387	899	460	737	1,197
Stock based compensation expense	383	457	840	56	111	167
Adjusted EBITDA	$(3,863)	$(1,459)	$(5,323)	$(2,794)	$(4,052)	$(6,846)
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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2021, we had total inventory, before the reserve for excess and obsolete inventories, of $8.8 million, consisting of $1.3 million in new products and $7.5 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through our recycling program. Therefore, we have an obsolete and excess inventory reserve of $3.2 million at June 30, 2021. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2021, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities
During the nine months ended June 30, 2021, cash used in operations was $5.8 million. Cash flows from operations were negatively impacted by a net loss of $7.1 million and net cash used by working capital of $0.3 million, which was partially offset by non-cash adjustments of $1.7 million.
Cash Flows Provided by Investing Activities
During the nine months ended June 30, 2021, cash provided by investing activities was $1.8 million which primarily consisted of $1.9 million of payments received under the promissory note receivable.
Cash Flows Used in Financing Activities
During the nine months ended June 30, 2021, cash used in financing activities was $0.6 million, of which $1.2 million related to repayment of our promissory note payable and $0.4 million related to payments under our financing lease arrangements, partially offset by net proceeds from the sale of our common stock utilizing our shelf registration of $0.9 million.
In March 2020, we entered into a loan agreement with our primary financial lender for $3.5 million, bearing interest at 6% per annum. The principal and interest payments correlate to our promissory note receivable with Leveling 8.  We monetized $3.5 million of the $5.8 million remaining balance of the promissory note receivable. In connection with the $1.8 million in payments received in the first quarter of 2021, we paid down the remaining outstanding principal under this loan.
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender, which matures on December 17, 2021. The line of credit requires quarterly interest payments based on the prevailing Wall Street Journal Prime Rate, floating (3.25% at June 30, 2021), with the addition of a 4% floor rate and a fixed charge coverage ratio of 1.25 to be tested quarterly beginning June 30, 2021. At June 30, 2021, there was $2.8 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $4.0 million at June 30, 2021.
The line of credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charge) of not less than 1.25 to 1.0 to be tested quarterly beginning June 30, 2021. The Company was not in compliance with this covenant at June 30, 2021. The Company notified its primary financial lender of the covenant violation, and on August 4, 2021, the primary financial lender granted a waiver of the covenant violation under the credit agreement. Although the covenant violation was waived at June 30, 2021, the Company believes it may again be out of compliance with this covenant at September 30, 2021. If the Company is not in compliance with the covenant at September 30, 2021, it would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the line of credit agreement, or requiring prepayment of outstanding indebtedness under the loan agreement or the line of credit agreement.
On April 14, 2020, the Company entered into an unsecured loan in the amount of $2.9 million ("PPP Loan") with our primary lender. The PPP Loan matures on April 14, 2022, bears interest at 1% per annum, with monthly payments of principal and interest in the amount of $164,045 commencing on the date on which the amount of loan forgiveness is determined. On August 28, 2020, we submitted our application to our lender, requesting PPP Loan forgiveness of $2.9 million. Our lender reviewed our application and forwarded to the SBA for approval on September 27, 2020. As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; per the Flexibility Act, the date for commencement of loan payments has not yet occurred, and we have made no loan payments. The Company deferred $0.8 million of loan payments during the six months ended June 30, 2021.
We continue to take actions to preserve and improve our liquidity. We believe that our cash and cash equivalents and restricted cash of $3.7 million at June 30, 2021 and our existing revolving bank line of credit will provide sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs. However, we will need to seek an additional waiver from our primary financial lender if we are not in compliance with our covenant under our loan agreement again next quarter. Further, as discussed above, we received the PPP Loan in April 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19, and we are awaiting the final determination from the SBA on our forgiveness application. In addition, there is still uncertainty surrounding the timing of the overall recovery of the economy and the timing of wireless infrastructure service opportunities for the upgrade to 5G. Therefore, depending on the timing of these factors and our primary financial lender granting us a waiver of any future covenant violations, there is still risk that we may not have sufficient cash and cash equivalents available for us to sustain our operations at our current level. If that were to occur, we would need to seek additional funding and further utilize our shelf registration that we have available to us in order to enhance our cash position and assist in our working capital needs.
In the nine months ended June 30, 2021, we utilized our recently filed shelf registration statement to raise additional cash by selling common shares utilizing an at the market offering under our equity distribution agreement with Northland Securities, Inc. (“Northland”). Under this program, we sold 245,973 shares for net proceeds of $0.9 million.
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2021, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the nine months ended June 30, 2021, the Company sold 245,973 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the quarter were $0.9 million and net proceeds were $0.9 million after the payment of approximately $31,313 in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $3.1 million and total net proceeds to the Company are $3.0 million after the payment of $0.1 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13,850,000 in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of interim Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC. (Registrant)
Date: August 13, 2021
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021
/s/ Michael G. Ramke
Michael G. Ramke
Interim Chief Financial Officer
(Principal Financial Officer)