Form 10-K
period 2021-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2021-12-27
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10799
ADDvantage Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1430 Bradley Lane, Suite 196, Carrollton, Texas	75007
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.01 par value	AEY	NASDAQ Global Market
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes		No	x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes		No	x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	x	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	x	No
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes		No	x
The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of March 31, 2021 was $22,959,185.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 12,739,686 as of December 27, 2021.

ADDvantage Technologies Group, Inc.
Form 10-K
For the Year Ended September 30, 2021

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
Our wireless infrastructure subsidiary provides services such as wireless macro site development, distributed antenna systems, small cells and project management expertise with national and regional scalability. Fulton's expertise includes site modifications, tower retrofits, including 5G, civil construction, tower erection, utility installation and testing, site acquisition including leasing, zoning and permitting, design and architect-engineering services.
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

Fulton has 120 employees.  Fulton performs equipment installations, upgrades and maintenance services for its customers primarily on communication towers. Having the proper safety record, training capability and quality oversight is paramount in the industry. Fulton has prided itself in performing work in a safe and timely manner and delivering high-quality services to its clients. Demand for tower equipment installation and upgrade services has notably increased as observed, particularly in the fourth quarter of fiscal 2021. We expect this trend to continue for the foreseeable future as wireless carriers continue to add capacity, expand their networks and upgrade their current technology for high speed connectivity to 5G.

Fulton also supports the installation and support of temporary tower locations.  This niche and growing business includes the erection of temporary towers to allow for the maintenance of permanent locations without causing a degradation of wireless coverage in the area.  In addition, Fulton provides temporary tower solutions for special events that require an increase of coverage and capacity for festivals, concerts and sporting events.  Fulton has an inventory of temporary poles of different sizes and uses a unique installation process for the quick deployment of a tower location with little to no environmental impact. Our Special Event tower business was impacted severely during fiscal year 2020 due to COVID-19 and the government restrictions on large crowds and meetings for safety reasons. However, we observed a strong recovery in fiscal year 2021 as summer festivals, concerts, and sporting events resumed across our service area.
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

Customer Premise Equipment  – Consumer premise equipment includes integrated access devices, channel banks, internet protocol private branch exchange or IP PBX phones, and routers that are placed inside the customer site that will receive the communication signal from the communication services provider. This piece of our Telco business was severely impacted by the closing of all major office complexes throughout the US in 2020 but showed strong recovery in 2021.
In addition, we offer our customers decommissioning services for surplus and obsolete telecom equipment, which we then process through our Responsible Recycling (“R2”) certified recycling program.

Revenues by Geographic Areas
Our revenues by geographic areas were as follows for the years ended September 30, 2021 and 2020, in thousands:

	2021	2020
United States
Wireless	$20,708	$21,354
Telco	36,799	26,880
International
Telco	4,653	1,948
	$62,160	$50,182
Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.
Sales and Marketing
Wireless Segment
The Wireless segment accounted for 33% and 43% of consolidated revenues for the years ended September 30, 2021 and 2020, respectively. In 2021, wireless tower and temporary tower services, including the procurement of the requisite materials, represented substantially all of the Wireless segment’s revenues.  In this segment, we market and sell our products to wireless carriers, wireless equipment providers and tower companies.
Telco Segment
The Telco segment accounted for 67% and 57% of consolidated revenues for the years ended September 30, 2021 and 2020, respectively. Sales of new products represented 25% of revenues and refurbished products represented 73%. Repair services, recycle sales and other services contributed the remaining 2% of Telco segment revenues. In this segment, we market and sell our products to franchise and private MSOs, telecommunication companies, system contractors, other industry resellers, enterprise customers and directly to consumers via online sales. Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff, outside sales representatives located in various geographic and strategic areas of the country, and many online sales channel platforms such as our own website, Amazon and Newegg.  The majority of our sales activity is generated through customer relationships developed by our sales personnel and executives, referrals from manufacturers we represent, and online advertising.
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
Competition
Wireless Segment

The wireless infrastructure services business competes with other wireless service companies on a local, regional or national basis. In some areas, Fulton provides services that its customers can also provide utilizing their in-house personnel. However, most of the direct competition in the Wireless segment is regionally based from companies of a similar size. In niche areas of service, like our Special Events and Temporary Pole business in the Midwest and in certain markets, the Wireless segment has few competitors due to its expertise and the required investment in equipment and assets. The level of competition can vary based on demand characteristics in certain markets.
For the Wireless segment, we believe our differentiation from other service providers in the marketplace is primarily the following:
•Past performance and experience developed over 30 years;
•Robust safety organization;
•Ability to recruit and retain personnel and a Midwest workforce of long-tenured personnel of 20 to 30-plus years of service;
•Broad range of multi-year master service agreements in place with Carriers, original equipment manufacturers (OEM’s), Tower Owners and Integrators;
•Industry relationships; and
•Having a diversified offering of services based on know-how and equipment.
Telco Segment
The overall telecommunications equipment industry is highly competitive.  We compete with numerous resellers in the marketplace that sell both direct and online.
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

The Company has a $4.0 million revolving line of credit agreement with its primary financial lender.  The revolving bank line of credit capacity is $4.0 million, or the sum of 80% of eligible accounts receivable and 60% of eligible inventory, as defined by the loan agreement, with quarterly interest payments based on the Wall Street Journal Prime Rate ("WSJP") floating rate with a 4% minimum, and a fixed charge coverage ratio of 1.25x to be tested quarterly beginning June 30, 2021. The Company was not in compliance with this covenant at September 30, 2021. The Company notified its primary financial lender of the covenant violation, and on December 22, 2021 the primary lender granted a waiver of the covenant violation. On December 14, 2021, the Company signed an agreement with its primary financial lender to extend the expiration date of its revolving line of credit to January 17, 2022. The Company is in the process of completing an annual extension which we expect will be completed by the new expiration date. We expect to have sufficient funds available from our cash on hand, future cash flows, quick payment accounts receivable programs and the bank revolving line of credit to meet our working capital needs for the foreseeable future.
Significant Customers
During the year ended September 30, 2021, though we were not dependent upon a single or few customers to support our consolidated revenues, AT&T Mobility accounted for 10% of consolidated revenues, and 31% of our Wireless segment revenues. Our top five Wireless customers accounted for 28% of consolidated revenues and 84% of Wireless segment revenues during fiscal year 2021. One Telco customer, Zayo Group LLC, accounted for 18% of consolidated revenues, and 27% of Telco segment revenues. Our top five Telco customers accounted for 30% of consolidated revenues and 45% of Telco segment revenues during fiscal year 2021.
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
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the fiscal years ended September 30, 2021 and 2020. However, component price increases were observed in the fiscal fourth quarter of 2021, which negatively impacted our gross margins in the Wireless segment.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Personnel
At September 30, 2021, we had 170 employees, including 169 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.
Item 2.    Properties.
Each subsidiary leases property for office, warehouse and service center facilities. Our corporate headquarters is located in Carrollton, Texas. Our Wireless Segment leases additional space in Chicago, Illinois, and our Telco Segment has operations in Miami, Florida. We believe that our current facilities are adequate to meet our needs.
The Company has a right-of-use for buildings in Minneapolis, Minnesota and Jessup, Maryland which were no longer being used in operations. The Minnesota and Maryland properties were subleased as of September 30, 2021.

Item 3.    Legal Proceedings.
From time to time in the ordinary course of business, we are a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mining Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The table sets forth the high and low sales prices on the NASDAQ Global Market under the symbol “AEY” for the quarterly periods indicated.

Year Ended September 30, 2021	High	Low
First Quarter	$4.24	$1.80
Second Quarter	$3.59	$2.50
Third Quarter	$2.92	$1.90
Fourth Quarter	$2.82	$2.18
Year Ended September 30, 2020	High	Low
First Quarter	$2.85	$1.85
Second Quarter	$6.49	$1.80
Third Quarter	$4.40	$1.50
Fourth Quarter	$3.47	$1.87
Holders
At December 27, 2021, we had approximately 80 shareholders of record and, based on information received from brokers, there were approximately 5,800 beneficial owners of our common stock.
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
Item 6.    [Reserved]
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
Wireless Infrastructure Services (“Wireless”)
The Company's Wireless Segment, which consists entirely of the assets of Fulton, provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.
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
With the partial reopening of the economy the economic effects of the pandemic and resulting societal changes remain unpredictable. Although we experienced increased revenues in the last two quarters compared to recent quarters since the pandemic began last year, there are a number of uncertainties that could impact our future results of operations, including the efficacy and widespread distribution of a vaccine, the return of major outdoor events during the summer and fall months, and the impact of COVID-19 on the operating results and capital budgets of our customers.
Wireless Segment Operating Results
During 2021, Fulton achieved revenues of $20.7 million.  Fulton has maintained a strong employee base, and we continue to successfully recruit strong industry talent throughout the business to help us implement operational improvements with a focus on improving our quality and project margins.  We are expecting increased activity in the industry as wireless carriers roll out 5G and the required densification of their networks.  Our goal is to solidify our processes and project oversight to successfully and profitably take advantage of new growth opportunities as the 5G expansion becomes essential.
Telco Segment
The Telco segment achieved revenues of $41.5 million during 2021. We continue to focus our core team on sales and procurement. Our Triton team has strong experience in online marketing.
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
Our Nave business experienced significant upside during the year related to the global chip shortage as well as growth from our enterprise fiber network customers as they experienced significant network growth.
Results of Operations
Year Ended September 30, 2021, compared to Year Ended September 30, 2020 (all references are to fiscal years)

Consolidated
Consolidated sales increased $12.0 million, or 24%, to $62.2 million for 2021 from $50.2 million for 2020.  The increase in sales was related to an increase of $12.7 million in the Telco segment, mainly attributable to increased demand for refurbished network equipment resulting from the global chip shortage. Sales for the Wireless segment decreased $0.7 million.
Consolidated gross profit increased $4.4 million, or 38%, to $16.1 million for 2021 from $11.7 million for 2020.  Telco gross profit increased $4.7 million, partially offset by an decrease in gross profit in our Wireless segment of $0.3 million.
Operating expenses increased $1.1 million to $9.3 million for the twelve months ended September 30, 2021 compared with $8.2 million for the same period last year. The increase in operating expenses was due primarily to our investment in our regional growth strategy to meet the demand of our customers in the Wireless segment.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which primarily consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A increased $3.7 million or 32% to $14.9 million in 2021 compared to $11.2 million in 2020. Increased selling expenses resulted from higher sales compensation and commissions to support growth in the Telco segment. Increased general and administrative expenses during 2021 were related to expanded operational support and infrastructure in anticipation of future 5G expansion.
In 2020 the Company recorded impairment charges of $8.7 million on intangibles including goodwill and $0.7 million on its right-of-use asset Telco Segment. See Note 1. Summary of Significant Accounting Policies and Note 8 - Leases in the Consolidated Financial Statements for further discussion of impairments.
The Company applied for and has been granted forgiveness by the Small Business Administration ("SBA") of $2.9 million in eligible expenditures for payroll, other expenses, and accrued interest described in the CARES Act, resulting in a gain on extinguishment of debt of $3.0 million in the fourth quarter of fiscal 2021.
The income tax benefit was $0.1 million for 2021 and $1.2 million for 2020, or an effective tax benefit rate of 0.8% and 6.7% respectively. The income tax benefit in fiscal 2021 was the result of an increase in the valuation allowance against our deferred tax assets, offset by certain refundable credits generated in the current fiscal year. The benefit in 2020 was a result of the CARES Act, where the Company took advantage of a provision to carry back net operating losses generated in 2018 through 2020 for a period of five years. As a result, the Company’s effective tax rate included an income tax benefit recognized during the year ended September 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carry back periods. Therefore, as of September 30, 2020, the Company recorded a $1.2 million income tax receivable and recorded a current benefit for income taxes. The Company continues to provide a valuation allowance of $8.5 million for net deferred assets where the Company believes it is more likely than not that those deferred taxes will not be realized.
Segment results
Wireless
Revenues for the Wireless segment were $20.7 million and $21.4 million for the years ended September 30, 2021 and 2020, respectively, a decrease of 3%. Our operations were impacted by customer delays in building out 5G infrastructure.
Gross profit decreased $0.3 million year over year, and gross margins were 30% and 31% for the years ended September 30, 2021 and 2020, respectively. The decrease was primarily due to lower revenues for the segment.
Loss from operations was $6.9 million and $4.4 million for the years ended September 30, 2021 and 2020, respectively. The increase is mainly attributable to investment in our regional growth strategy associated with anticipated 5G infrastructure build outs.
Telco
Revenues for the Telco segment were $41.5 million and $28.8 million for the years ended September 30, 2021 and 2020, respectively, an increase of $12.7 million, or 44%. The increase in sales for Triton was driven by the economic recovery from the COVID pandemic as workers returned to offices and customers resumed purchasing our products. Nave's growth was attributable to the global circuit chip supply shortage which impacted new OEM products and increased the demand for the refurbished equipment that Nave provides.
Gross profit increased $4.7 million, or 93%, to $9.9 million for the year ended September 30, 2021 compared to $5.1 million for the same period last year.  Gross margin was 24% and 18% for the years ended September 30, 2021 and 2020, respectively. Gross margin increased primarily due to the increase in revenue and a $1.4 million decrease in inventory obsolescence versus the prior year.
Loss from operations was $2.4 million and $14.2 million for the years ended September 30, 2021 and 2020, respectively.
Non-GAAP Financial Measure
Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization.  Adjusted EBITDA as presented also excludes stock compensation expense, gain on extinguishment of debt, impairment of intangibles and right of use assets, other income, other expense, interest income and income from equity method investment.  Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance.  Adjusted EBITDA may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.
A reconciliation by segment of loss from operations to Adjusted EBITDA follows, in thousands:

	For the year ended September 30, 2021			For the year ended September 30, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Loss from operations	$(6,864)	$(2,433)	$(9,297)	$(4,377)	$(14,153)	$(18,530)
Depreciation and amortization expense	715	513	1,228	628	926	1,554
Intangible Impairment	—	—	—	—	8,714	8,714
Impairment of right of use asset	—	—	—	—	660	660
Stock compensation expense	515	493	1,008	216	358	574
Adjusted EBITDA (a) (b)	$(5,634)	$(1,427)	$(7,061)	$(3,533)	$(3,495)	$(7,028)
(a)The Telco segment includes an inventory obsolescence charge of $0.4 million and $1.8 million for the years ended September 30, 2021 and 2020, respectively.  In addition, the Telco segment includes a lower of cost or net realizable value charge of $0.1 million for the years ended September 30, 2021 and 2020.
(b)The Company allocates its corporate general and administrative expenses to the reportable segments. See Note 14 - Segment Reporting in the Consolidated Financial Statements for further discussion of segments.
Liquidity and Capital Resources
Liquidity and Capital Resources
At September 30, 2021 we had cash and equivalents and restricted cash on hand of $2.9 million and availability under our bank line of credit of $1.9 million, for a total liquidity of $4.8 million. We were not in compliance with a covenant on our bank line of credit at September 30, 2021. We notified our primary financial lender of the covenant violation, and on December 22, 2021 the primary lender granted a waiver of the covenant violation. On December 14, 2021, the Company signed an agreement with its primary financial lender to extend the expiration date of its revolving line of credit to January 17, 2022. We are in the process of completing an annual extension which we expect will be completed by the new expiration date. We entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which we may offer and sell, from time to time, through Northland, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $13.9 million ("Shares"). The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by us with the Securities and Exchange Commission (the "SEC") on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on

April 1, 2020. We currently have approximately $10.8 million available to us to fund our working capital needs under the Sales Agreement. Based on our availability under our bank line of credit and our Sales Agreement, we believe we have sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.
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
Cash Flows Used in Operating Activities
The Company has invested in its operations over the past two fiscal years with the anticipation that the Company will provide operating cash flows to fund its ongoing operations and cash flow needs. During 2021, cash used in operations was $7.5 million. We currently have cash of $2.9 million and availability under our bank line of credit of $1.9 million, for a total liquidity of $4.8 million. Cash used in operations during the year ended September 30, 2020 was $3.8 million.
Cash Flows Provided by Investing Activities

Capital expenditures and proceeds from asset sales are the main components of our investing activities. Cash provided by investing activities during the year ended September 30, 2021 was $3.5 million which included final proceeds of $3.8 million on the note receivable related to the 2019 sale of the Cable Segment. Cash provided by investing activities during the year ended September 30, 2020 was $2.4 million, including payments of $2.6 million on the note receivable.
Cash Flows (Used in) Provided by Financing Activities
Cash used in financing activities during the year ended September 30, 2021 was $1.4 million, related to repayments under the note payable and bank line of credit, offset by the proceeds from the sale of common stock. The Company has $10.8 million in stock offering price available to provide cash flow under its Equity Distribution Agreement for the sale of the Company's common stock. See Note 10 - Equity Distribution Agreement and Sale of Common Stock in the accompanying consolidated financial statements for more information. Cash provided by financing activities during the year ended September 30, 2020 was $8.2 million, related to borrowing under the note payable, bank line of credit, proceeds from share issuances, and borrowings under the Paycheck Protection Program ("PPP," "PPP loan").
Critical Accounting Policies and Estimates
Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2021 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.
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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry. Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2021, we had total inventory, before the reserve for excess and obsolete inventories, of $9.4 million, consisting of $1.3 million in new products and $8.1 million in used or refurbished products.
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through our recycling program.  Therefore, we have an obsolete and excess inventory reserve of $3.5 million at September 30, 2021.  In 2021, we increased the reserve by $0.4 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $0.1 million for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.
Accounts Receivable Valuation
Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million as of September 30, 2021 and 2020. At September 30, 2021 and September 30, 2020, accounts receivable, net of allowance for doubtful accounts, were $7.0 million and $4.0 million, respectively.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. Due to our continued operating losses and the uncertainties surrounding the COVID-19 pandemic on the overall economy and the resulting impact on our Company, we determined that there were indicators for us to test our intangible assets for impairment at March 31, 2020. It was determined that we needed to perform a specific fair value assessment for each of the intangible assets at both Nave and Triton as their individual undiscounted forecasted cash flows did not exceed their respective carrying values. We then performed a fair value assessment of each of the intangible assets and compared them to the individual carrying value amounts at March 31, 2020. As a result of this assessment, we recorded an impairment charge of $3.9 million related to the customer relationship intangibles in the Telco segment as of March 31, 2020. As of September 30, 2021, there were no further indicators of impairment.

Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable.  The Company conducts its long-lived asset impairment analyses in accordance with Accounting Standards Codification (“ASC”) 360-10-15, “Impairment or Disposal of Long-Lived Assets.”  ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows.  If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded a $0.7 million impairment of a right-of-use asset in the Telco segment as of September 30, 2020, related to vacating and partially subleasing a leased facility. As of September 30, 2021, there were no further indicators of impairment.
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
None.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ADDvantage Technologies Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and its subsidiaries (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory valuation

As discussed in Note 1 to the financial statements, the Company assesses the recoverability of its inventory based on judgments and assumptions about future demand and market conditions. Future demand is determined based on historical sales and expected future sales. The Company reduces its inventory to its lower of cost or net realizable value on a part-by-part basis to account for its obsolescence or lack of marketability. Reductions are calculated as the difference between the cost of inventory and its net realizable value based upon the assumptions about future demand, market conditions, and costs.

We identified inventory valuation as a critical audit matter. The principal consideration for our determination that inventory valuation is a critical audit matter is that management's estimates of future demand and market conditions are subject to a high level of estimation uncertainty. Therefore, subjective and complex auditor judgment is necessary to evaluate the reasonableness of management's judgments and assumptions since historical results may not be indicative of the future due to uncertainties arising from technological advances, industry consolidation and economic factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. Our audit procedures related to the inventory valuation reserve included the following, among others:

•We evaluated the appropriateness and consistency of management's methods and assumptions used in developing their estimate of the inventory valuation reserve, which included consideration of recent changes in the Company's strategy and technology in the market.

•We evaluated the appropriateness of specific inputs supporting management's estimate, including the age of on-hand inventory levels, historic inventory trends, and projected sales and gross margin rates used in the forecasted periods.

•We tested the accuracy, completeness, and relevance of the reports and inputs used in the Company's analysis.

•We evaluated management's calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company's reserve calculation.

Revenue Recognition

For the year ended September 30, 2021, contract revenues recognized by the Company were $20.7 million. As described in Note 1 of the financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied. The Company generally measures its progress towards completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company's estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

Recognition of revenue over time as performance obligations are satisfied for fixed price contracts is highly judgmental as it requires the Company to prepare estimates of total contract revenue and total contract costs, including costs to complete in-process contracts. These estimates are dependent upon a number of factors, including the accuracy of estimates made at the balance sheet date, such as progress, material quantities, labor productivity and cost estimates.

We identified revenue recognition as a critical audit matter. The principal consideration for our determination is contract revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with estimating the costs to complete and amounts expected to be recovered from variable consideration. Changes in these estimates would have a significant effect on the amount of contract revenue recognized. Our audit procedures related to contract revenue recognition included the following, among others:

•We obtained an understanding, evaluated the design and operating effectiveness of controls that address the risk of material misstatement of contract revenue including those associated with cost to complete estimates for fixed price contracts and estimates of amounts expected to be recovered from variable consideration.

•To evaluate the Company's determination of estimated costs to complete, we selected a sample of contracts and, among other things, inspected the executed contracts including any significant amendments; tested key components of the cost to complete estimates, including materials, labor, and subcontractors costs; compared actual project margins to historical and expected results; and recalculated revenues recognized.

•We tested management's estimation process by performing a lookback analysis to evaluate projects completed in the current year compared to management's prior year estimates. We also performed a look forward analysis to evaluate projects completed subsequent to year end and compared to management's current year estimates.

/s/ HoganTaylor LLP

We have served as the Company’s auditor since 2006.

Tulsa, Oklahoma
December 27, 2021

ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,608	$8,265
Restricted cash	334	108
Accounts receivable, net of allowances of $250	7,013	3,968
Unbilled revenue	2,488	590
Promissory note, current	—	1,400
Income tax receivable	—	1,283
Inventories, net of allowance of $3,476 and $3,054, respectively	5,922	5,576
Prepaid expenses and other current assets	1,431	884
Total current assets	19,796	22,074

Property and equipment, at cost:
Machinery and equipment	4,973	3,500
Leasehold improvements	813	720
Total property and equipment, at cost	5,786	4,220
Less: Accumulated depreciation	(2,293)	(1,586)
Net property and equipment	3,493	2,634
Right-of-use lease assets	2,730	3,758
Promissory note, long-term	—	2,375
Intangibles, net of accumulated amortization	1,107	1,425
Goodwill	58	58
Other assets	128	179
Total assets	$27,312	$32,503

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,044	$3,472
Accrued expenses	1,581	1,277
Deferred revenue	168	113
Bank line of credit	2,050	2,800
Notes payable, current	—	1,709
Right-of-use lease obligations, current	1,198	1,275
Finance lease obligations, current	582	285
Other current liabilities	692	83
Total current liabilities	13,315	11,014
Note payable	—	2,440
Right-of-use lease obligations, long-term	2,141	3,310
Finance lease obligations, long-term	1,429	791
Other liabilities	—	15
Total liabilities	16,885	17,570
Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 12,610,229 and 11,822,009 shares issued and outstanding, respectively	126	118
Paid in capital	(578)	(2,567)
Retained earnings	10,879	17,382
Total shareholders’ equity	$10,427	$14,933

Total liabilities and shareholders’ equity	$27,312	$32,503

See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years ended September 30,
	2021	2020
Sales	$62,160	$50,182
Cost of sales	46,033	38,502
Gross profit	16,127	11,680
Operating expenses	9,329	8,166
Selling, general and administrative expense	14,890	11,249
Impairment of right-of-use asset	—	660
Impairment of intangibles including goodwill	—	8,714
Depreciation and amortization expense	1,228	1,554
Gain on disposal of assets	23	133
Loss from operations	(9,297)	(18,530)
Other income (expense):
Gain on extinguishment of debt	2,955	—
Interest income	135	321
Interest expense	(238)	(254)
Income from equity method investment	—	41
Other expense	(110)	(160)
Other income (expense), net	2,742	(52)

Loss before income taxes	(6,555)	(18,582)
Income tax benefit	(53)	(1,249)

Net loss	$(6,502)	$(17,333)

Loss per share:
Basic and diluted	$(0.52)	$(1.55)
Shares used in per share calculation:
Basic and diluted	12,401,043	11,163,660

See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
Balance, September 30, 2019	10,861,950	$109	$(4,377)	$34,715	$(1,000)	$29,447
Net loss	—	—	—	(17,333)	—	(17,333)
Treasury stock, net	(500,658)	(5)	(995)	—	1,000	—
Common stock issuance	573,199	6	2,103	—	—	2,109
Stock option exercise	123,334	1	204	—	—	205
Restricted stock issuance	764,184	7	(76)	—	—	(69)
Amortization of stock-based compensation	—	—	574	—	—	574
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$—	$14,933
Net loss	—	—	—	(6,502)	—	(6,502)
Common stock issuance	245,973	2	897	—	—	899
Stock option exercise	49,000	1	88	—	—	89
Restricted stock issuance	493,247	5	(5)	—	—	—
Amortization of stock-based compensation	—	—	1,009	—	—	1,009
Balance, September 30, 2021	12,610,229	$126	$(578)	$10,879	$—	$10,427
Due to rounding, numbers presented may not foot to the totals provided.

See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended September 30,
	2021	2020
Operating Activities:
Net loss	$(6,502)	$(17,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	910	868
Amortization	318	687
Non cash amortization of right-of-use asset and liability	(288)	225
Provision for excess and obsolete inventories	422	1,782
Charge for lower of cost or net realizable value inventories	105	60
Impairment of right-of-use asset	—	660
Impairment of intangibles including goodwill	—	8,714
Gain on disposal of property and equipment	(23)	(133)
Share based compensation expense	1,009	574
Gain from equity method investment	—	(41)
Gain on extinguishment of debt	(2,955)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,045)	859
Unbilled revenue	(1,899)	2,101
Income tax refund receivable\payable	1,284	(1,262)
Inventories	(875)	27
Prepaid expenses and other current assets	(547)	(147)
Other assets	51	(2)
Accounts payable	3,572	(1,259)
Accrued expenses	898	(220)
Deferred revenue	55	16
Net cash used in operating activities	(7,510)	(3,824)

Investing Activities:
Proceeds from promissory note receivable	3,775	2,600
Loan repayments from equity method investee	—	41
Purchases of property and equipment	(300)	(608)
Disposals of property and equipment	44	361
Net cash provided by investing activities	3,519	2,394

Financing Activities:
Change in bank line of credit	(750)	2,800
Proceeds from note payable	—	6,372
Guaranteed payments for acquisition of business	—	(667)
Payments on financing lease obligations	(484)	(388)
Payments on notes payable	(1,194)	(2,223)
Proceeds from sale of common stock	899	2,109
Proceeds from stock options exercised	89	206
Net cash (used in) provided by financing activities	(1,440)	8,209

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,431)	6,779
Cash, cash equivalents and restricted cash at beginning of year	8,373	1,594
Cash, cash equivalents and restricted cash at end of year	$2,942	$8,373

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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year's presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
Cash, cash equivalents and restricted cash
Cash and cash equivalents include demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.  Restricted cash consists of cash held by a third-party financial institution as a reserve in connection with an agreement to sell certain receivables with recourse in the Wireless segment, see Note 3 - Accounts Receivable Agreements.
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
Additionally, the Company provides services related to the installation and upgrade of technology on cell sites and the construction of new small cells for 5G technology. The work under the purchase orders for wireless infrastructure services are generally completed in less than a month. These services generally consist of a single performance obligation which the Company recognizes as revenue over time. The Company uses an input method based upon a ratio of direct costs incurred to date compared to management’s estimate of the total direct costs to be incurred on each contract, since it best depicts the transfer of control to the customer. The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment. The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.
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
Leases
The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as either a right-of-use ("ROU") lease or a finance lease. We capitalize ROU leases on our consolidated balance sheets through a ROU asset and a corresponding ROU lease liability. ROU assets represent our right to use an underlying asset for the lease term and ROU lease liabilities represent our obligation to make lease payments arising from the lease.

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
Property and equipment
Property and equipment consist of software, office equipment, wireless services equipment and warehouse and service equipment with estimated useful lives generally of 3 years, 5 years, 7 years, and 10 years, respectively. The wireless services equipment includes mobile wireless temporary towers, equipment trailers and construction equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement. Gains or losses from the ordinary sale or retirement of property and equipment are recorded and included in operating expense.  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized. Depreciation expense was $0.9 million in each of the years ended September 30, 2021 and 2020.
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

During the year ended September 30, 2020, due to operating losses and uncertainties surrounding the impact of the COVID-19 pandemic on the overall economy and the resulting impact on the capital budgets of both Customers and our Company, we determined that impairment indicators were present. The Company performed a valuation using a discounted cash flow analysis for the Nave and Triton operating segments to determine if the fair value exceeded their respective carrying values. For both Nave and Triton, the fair value for each was less than their respective carrying values. Therefore, the Company recorded an impairment charge of $4.8 million as of March 31, 2020, which fully impaired goodwill for both operating segments in the Telco segment. Although the Company does not anticipate a future impairment charge, certain events could occur that might adversely affect the reported value of the remaining goodwill in the Wireless segment, which was $0.1 million at September 30, 2021.
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
Advertising costs
Advertising costs are expensed as incurred. Advertising expense was $0.4 million and $0.5 million for the years ended September 30, 2021 and 2020, respectively.
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
Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. As of September 30, 2021, one Telco customer accounted for 31% of accounts receivable, and one Wireless customer accounted for 28% of accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but does not require collateral to support customer receivables.
Share-based compensation
ADDvantage compensates our directors and executives using time-based stock options and restricted shares awards (RSA's). ADDvantage accounts for share-based payment awards under ASC 718 - Compensation - Stock Compensation (ASC 718), which requires that the value of the award is established at the date of the grant and is expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Option grants are valued using the Black-Scholes-Merton model using model inputs that are determined on the date of the grant. Once the per-share fair value on the grant date is established, the aggregate expense of the grant is recognized on a graded vesting basis over the vesting period of the grant.

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
Retirement Plan
The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed over 60 days of service. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Costs recognized under the 401(k) plan were $0.2 million and, $0.1 million for the years ended September 30, 2021 and September 30, 2020, respectively, after temporarily suspending matching contributions during 2020.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers in Central and South America totaled approximately $4.7 million and $1.9 million in the years ended September 30, 2021 and 2020, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales to the Company’s largest customer totaled approximately 18% of consolidated sales.

Sales by type were as follows, in thousands:

	Years Ended September 30,
	2021	2020
Wireless services sales	$20,708	$21,354
Equipment sales:
Telco	40,663	27,109
Inter-segment	(101)	(25)
Telco repair sales	27	68
Telco recycle sales	863	1,676
Total sales	$62,160	$50,182
At September 30, 2021 contract assets were $2.5 million and contract liabilities were $0.2 million. There were $0.6 million in contract assets and $0.1 million in contract liabilities at September 30, 2020. During the year ended September 30, 2021, the Company recognized $0.1 million as revenue from amounts classified as deferred revenue on our consolidated balance sheet at September 30, 2020.
Note 3 – Accounts Receivable Agreements
The Company’s Wireless segment has entered into an agreement to sell certain receivables with recourse to an unrelated third-party financial institution.  The Company is responsible for collecting payments on the sold receivables from its customers.  Under this agreement, the third-party financial institution advances the Company 90% of the sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. In addition, the third party financial institution will charge and deduct 1.6% of sold receivables. As the Company collects the sold receivables, the third-party financial institution will remit the remaining 10% to the Company.  At September 30, 2021, the third-party financial institution has a reserve against the sold receivables of $0.3 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold.  The total amount of receivables uncollected by the institution was $2.1 million at September 30, 2021, for which there is a limit of $3.5 million.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at September 30, 2021 as the Company determined the sold receivables are collectible.
For the year ended September 30, 2021, the Company received proceeds from the sold receivables under all of their various agreements of $18.3 million and included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. The Company recorded related costs of $0.2 million for the year ended September 30, 2021, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at September 30, 2021 and 2020 are as follows, in thousands:

	2021	2020
New equipment	$1,295	$1,311
Refurbished and used equipment	8,103	7,319
Allowance for excess and obsolete inventory:	(3,476)	(3,054)

Total inventories, net	$5,922	$5,576
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
In the years ended September 30, 2021 and 2020, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  The Telco segment recorded inventory obsolescence charges of $0.4 million and $1.8 million for the years ended

September 30, 2021 and 2020, respectively and the Company has a $3.5 million allowance at September 30, 2021. The Company also reviewed the cost of inventories against estimated net realizable value and recorded a lower of cost or net realizable value charge of $0.1 million for the years ended September 30, 2021 and 2020, for inventories that have a cost in excess of estimated net realizable value.

Note 5 – Intangible Assets
The intangible assets with their associated accumulated amortization amounts at September 30, 2021 and September 30, 2020 are as follows, in thousands:

	September 30, 2021
	Gross	Accumulated Amortization	Impairment	Net
Intangible assets:
Customer relationships – 10 years	$3,155	$(2,780)	$—	$375
Trade name – 10 years	2,122	(1,390)	—	732
Non-compete agreements – 3 years	374	(374)	—	—

Total intangible assets	$5,651	$(4,544)	$—	$1,107

	September 30, 2020
	Gross	Accumulated Amortization	Impairment	Net
Intangible assets:
Customer relationships – 10 years	$8,396	$(4,021)	$(3,894)	$481
Trade name – 10 years	2,122	(1,178)	—	944
Non-compete agreements – 3 years	374	(374)	—	—

Total intangible assets	$10,892	$(5,573)	$(3,894)	$1,425
As of March 31, 2020, the Company determined that changes in the economy related to the COVID-19 pandemic and the continued losses experienced in the Telco segment may cause the carrying amounts of its intangible assets to exceed their fair values. The Company performed an assessment of its intangible assets and determined that the carrying value of its customer relationships were in fact impaired based on valuation appraisals performed by the Company using a multi-period excess earnings model. Therefore, the Company recorded a $3.9 million impairment charge in the Telco segment as of March 31, 2020. Amortization expense was $0.3 million and $0.7 million for the years ended September 30, 2021 and 2020, respectively.
The estimated aggregate amortization expense for each of the next five fiscal years is as follows, in thousands:

2022	$319
2023	319
2024	195
2025	107
2026	107
Thereafter	60
Total	$1,107

Note 6 – Accrued Expenses
Accrued expenses at September 30, 2021 and 2020 are as follows, in thousands:

	2021	2020
Employee costs	$1,255	$942
Taxes other than income tax	(13)	49
Interest	5	23
Other, net	334	263

Total accrued expenses	$1,581	$1,277

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

Line of Credit and Notes Payable
Credit Agreement
The Company has a $4.0 million revolving line of credit agreement with its primary financial lender. The line of credit requires quarterly interest payments based on the Wall Street Journal Prime Rate ("WSJP") floating rate with a 4% minimum, and a fixed charge coverage ratio of 1.25x to be tested quarterly beginning June 30, 2021. At September 30, 2021, there was $2.1 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $4.0 million or the sum of 80% of eligible accounts receivable and 60% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit additional borrowing capacity over the amount outstanding was $1.9 million as of September 30, 2021. On December 14, 2021, the Company signed an agreement with its primary financial lender to extend the expiration date of its revolving line of credit to January 17, 2022. The Company is in the process of completing an annual extension which the Company expects will be completed by the new expiration date.
Loan Covenant with Primary Financial Lender
The credit agreement provides that the Company maintain a fixed charge coverage ratio (net cash flow to total fixed charge) of not less than 1.25 to 1.0 to be tested quarterly beginning June 30, 2021. The Company was not in compliance with this covenant at September 30, 2021. The Company notified its primary financial lender of the covenant violation, and on December 22, 2021, the primary financial lender granted a waiver of the covenant violation under the credit agreement.
Paycheck Protection Program Loan

On April 14, 2020, the Company entered into an unsecured loan in the amount of $2.9 million ("PPP Loan") with its primary lender pursuant to the Paycheck Protection Program ("PPP") which is sponsored by the Small Business Administration (“SBA”), and is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The Company applied for and has been notified by the SBA that $2.9 million in eligible expenditures for payroll and other expenses described in the CARES Act has been forgiven. Loan and accrued interest forgiveness is reflected in the accompanying financial statements as a gain on extinguishment of debt.

As of September 30, 2021, the aggregate maturities of debt for the next five years and thereafter are as follows, in thousands:

2022	$2,050
Thereafter	—
Total	$2,050

Note 8 – Leases

ADDvantage adopted ASU No. 2016-02, Topic 842 (ASC 842) - Leases, effective October 1, 2019. This ASU requires lessees to recognize an operating lease or right-of-use ("ROU") asset and liability on the balance sheet for all ROU leases with an initial lease term greater than twelve months.

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

As a lessee, ADDvantage leases its corporate office headquarters in Carrollton, Texas, and conducts its business operations through various regional offices located throughout the United States. These operating locations typically include regional offices, storage and maintenance facilities sufficient to support its operations in the area. ADDvantage leases these properties under either non-cancelable term leases many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses, or month-to-month operating leases. Options to renew these leases are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease. ADDvantage may lease equipment under cancellable short-term or contracts which are less than 30 days. Due to the nature of the Company's business, any option to renew these short-term leases is generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of ROU lease asset and lease liability balances.
ROU lease expense consists of rent expense related to leases that were included in ROU assets under ASC 842. ADDvantage recognizes ROU lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable ROU lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers).

As a result of adopting ASC 842, on the effective date, the Company recognized ROU assets and liabilities of $4.6 million, and financing lease assets and liabilities of $1.4 million. ROU leases are included in ROU assets and current or long-term ROU obligations on the consolidated balance sheets. Finance leases are included in net property and equipment, and current or long-term finance lease obligations in the consolidated balance sheets.

ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses a discount rate that approximates the rate of interest for a collateralized loan over a similar term as the discount rate for present value of lease payments when the rate implicit in the contract is not readily determinable.

Impairment of ROU asset - The Company has a ROU for a building in Jessup, Maryland for Nave Communications. The Company ceased operations in Jessup, Maryland in May 2020, and vacated the Jessup, Maryland building. The building was partially subleased during fiscal year 2020. During the third quarter of 2020, the Company determined that the ROU asset was not recoverable and used an income approach to estimate its fair value, determining that the carrying value was partially impaired. Therefore, the Company recorded $0.7 million of impairment charges related to the lease in the Telco segment during the year ended September 30, 2020.

The components of lease expense for the years ended September 30, 2021, and 2020 are as follows, in thousands:

	2021	2020
Right-of-use lease cost
Impairment of right-of-use asset	$—	$660
Right-of-use lease cost	1,160	926
Total right-of-use lease cost	$1,160	$1,586
Finance lease costs
Amortization assets under finance leases	$412	$335
Interest on finance lease liabilities	75	59
Total finance lease cost	$487	$394

Supplemental cash flow information related to leases for the years ended September 30, 2021, and 2020 are as follows, in thousands:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from right-of-use leases	$1,160	$1,586
Operating cash flows from finance leases	$75	$59
Financing cash flows from finance leases	$484	$388

Supplemental balance sheet information related to leases are as follows, in thousands:
	September 30, 2021	September 30, 2020
Right-of-use leases
Right-of-use lease assets	$2,730	$3,758

Right-of-use lease obligations - current	$1,198	$1,275
Right-of-use lease obligations	2,141	3,310
Total right-of-use lease liabilities	$3,339	$4,585

Finance leases
Property and equipment, gross	$2,843	$1,463
Accumulated depreciation	(707)	(393)
Property and equipment, net	$2,136	$1,070

Financing lease obligations - current	$582	$285
Financing lease obligations	1,429	791
Total finance lease liabilities	$2,011	$1,076

Weighted Average Remaining Lease Term
Right-of-use leases	2.78 years	3.75 years
Finance leases	3.75 years	3.88 years
Weighted Average Discount Rate
Right-of-use leases	5.00%	5.00%
Finance leases	6.72%	4.96%

Maturities of lease liabilities are as follows for the year ending September 30, 2021, in thousands:

	Right-of-Use Leases	Finance Leases
2022	$1,341	$700
2023	1,328	605
2024	802	523
2025	151	303
2026	—	166
Total lease payments	3,622	2,297
Less: imputed interest	283	286
Total lease obligations	$3,339	$2,011
Note 9 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. Under the Plan, option prices will be set by the Compensation Committee and may not be less than the fair market value of the stock on the grant date.
At September 30, 2021, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 297,389 shares were available for future grants.
Stock Options
All share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their grant date fair value over the requisite service period.  Compensation expense for stock-based awards is included in the operating, selling, general and administrative expense section of the consolidated statements of operations.
Stock options are valued at the date of the award, which does not precede the approval date, and compensation cost is recognized on a straight-line basis over the vesting period. Stock options granted generally become exercisable three years from the date of grant and generally expire ten years after the date of grant.
A summary of the status of the Company's stock options at September 30, 2021 and changes during the year then ended is presented below in thousands, except share and per share amounts:

	Options (Shares)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2020	100,000	$1.55	$37
Granted	—	—	—
Exercised	(49,000)	1.81	49
Expired	—	—	—
Forfeited	(1,000)	1.81	—
Outstanding at September 30, 2021	50,000	$1.28	$54
Exercisable at September 30, 2021	33,334	$1.28	$36

The intrinsic value of exercised options for the years ended September 30, 2021 and 2020, in thousands:

	2021	2020

Value at exercise date	$137	$510
Exercise price	88	206
Intrinsic value	$49	$304
Information about the Company’s outstanding and exercisable stock options at September 30, 2021 is as follows, in thousands except share and per share amounts:

Exercise Price	Stock Options Outstanding	Exercisable Stock Options Outstanding	Remaining Contractual Life	Aggregate Intrinsic Value
$1.28	50,000	33,334	7.25	$36
The Company granted no nonqualified stock options for the years ended September 30, 2021 and 2020, respectively.
The Company realized a net benefit related to the recognition of forfeitures of stock options during the year ended September 30, 2020. Compensation expense related to stock options recorded for the years ended September 30, 2021 and 2020 is as follows:

	2021	2020
Fiscal year 2017 grant	$—	$(6)
Fiscal year 2019 grant	3	—
Total compensation expense	$3	$(6)
At September 30, 2021, compensation costs related to these unvested stock options not yet recognized in the statements of operations was approximately $0.0 million which will be fully amortized by 2022.
Restricted stock awards
In fiscal year 2021, the Company granted a total of 24,390 shares to a board member, which were valued at market value on the date of grant and vested immediately. The fair value of the shares upon issuance totaled $0.1 million.

In fiscal year 2021, the Company granted a total of 588,857 shares to certain members of management, which were valued at market value on the date of grant. The shares ranged in vesting periods from one to three years. The fair value of the shares upon issuance totaled $1.3 million.
A summary of the Company's non-vested restricted share awards (RSA) at September 30, 2021 and changes during the year ended September 30, 2021 is presented in the following table ($ in thousands):

	Shares	Fair Value
Non-vested at September 30, 2020	475,024	$1,058
Granted	613,247	1,372
Vested	(228,358)	(455)
Forfeited	(120,000)	(270)
Non-vested at September 30, 2021	739,913	$1,706

Compensation expense related to restricted stock recorded for the years ended September 30, 2021 and 2020 is as follows, in thousands:

	2021	2020
Fiscal year 2020 grant	$450	$15
Fiscal year 2021 grant	556	565

Total compensation expense	$1,006	$580
Valuation of time vesting restricted stock awards for all periods presented is equal to the quoted market price for the shares on the date of the grant. The Company amortizes the fair value of the restricted share awards, graded, over the vesting period of the awards.
The Company did not recognize a tax benefit for compensation expense recognized during the years ended September 30, 2021 and 2020.

Note 10 – Equity Distribution Agreement and Sale of Common Stock

On April 24, 2020, the Company entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time, through Northland, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $13.9 million ("Shares").

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by the Company with the Securities and Exchange Commission (the "SEC") on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020.

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

During the year ended September 30, 2021, 245,973 shares were sold by Northland on behalf of the Company with gross proceeds of $0.9 million, and net proceeds after commissions and fees of $0.9 million.

Note 11 - Supplemental Cash Flow Information

(in thousands)	Years ended September 30,
	2021	2020

Supplemental cash flow information:
Cash paid for interest	$257	$230

Supplemental noncash investing activities:
Assets acquired under financing leases	$1,623	$1,352

Note 12 – Earnings per Share
Basic and diluted earnings per share for the years ended September 30, 2021 and 2020, in thousands:

	2021	2020
Net loss attributable to common shareholders	$(6,502)	$(17,333)

Basic weighted average shares	12,401	11,164
Effect of dilutive securities:
Stock options	—	—
Diluted weighted average shares	12,401	11,164

Loss per common share:
Basic	$(0.52)	$(1.55)
Diluted	$(0.52)	$(1.55)
The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.

	2021	2020
Stock options excluded	50,000	100,000
Weighted average exercise price of
stock options	$1.28	$1.55
Average market price of common stock	$2.57	$2.44

Note 13 – Income Taxes
The benefit for income taxes for the years ended September 30, 2021 and 2020 consists of, in thousands:

	2021	2020
Continuing operations:
Current	$(53)	$(1,249)
Deferred	—	—
	(53)	(1,249)
Discontinued operations – current	—	—
Total benefit for income taxes	$(53)	$(1,249)
The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the years ended September 30, 2021 and 2020:

	2021	2020
Statutory tax rate	21.0%	21.0%
State income taxes, net of U.S. federal tax benefit	5.4%	4.8%
Return to accrual adjustment	5.8%	—%
Tax credits	—%	—%
Charges without tax benefit	—%	0.1%
Valuation allowance	(32.7%)	(19.4%)
Other exclusions	1.3%	0.1%
Company’s effective tax rate	0.8%	6.6%

The charges without tax benefit rate include, among other things, the impact of officer life insurance, nondeductible meals and entertainment and permanent basis differences in goodwill.
As a result of the CARES Act, the Company can carryback net operating losses (NOL) generated in 2018 through 2020 for a period of five years. As a result, the Company’s effective tax rate included an income tax benefit recognized during the fiscal year ended September 30, 2020 related to tax losses generated during the fiscal year up to the amount that the Company estimates is realizable based upon taxable income in the carryback periods. Therefore, as of September 30, 2020, the Company recorded a $1.2 million income tax receivable and a corresponding current benefit for income taxes. The Company continues to provide a valuation allowance of $8.5 million for all net deferred tax assets where the Company believes it is more likely than not that those deferred taxes will not be realized.
The tax effects of temporary differences related to deferred taxes at September 30, 2021 and 2020 consist of the following, in thousands:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,895	$4,659
Accounts receivable	69	69
Inventory	966	883
Intangibles	2,370	1,259
Accrued expenses	334	132
Stock options	5	14
Investment in equity method investee	—	100
Other	64	—
Total deferred tax assets	9,703	7,116
Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	815	416
Other	365	323
Total deferred tax liabilities	1,180	739
Less valuation allowance	8,523	6,377
Net deferred taxes	$—	$—
The Company’s U.S. Federal net operating loss (“NOL”) carryforwards consist of the following, in thousands:

	NOL carryforward	Year Expires
Year ended September 30, 2021	9,500	No expiry
Year ended September 30, 2020	9,270	No expiry
Year ended September 30, 2019	1,605	No expiry
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded, based on its recent cumulative losses, that it is more likely than not that the Company will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $8.5 million is needed.
Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2018.

Note 14 – Segment Reporting
The Company is reporting its financial performance based on its external reporting segments: Wireless Infrastructure Services and Telecommunications.  These reportable segments are described below.
Wireless Infrastructure Services (“Wireless”) The Company's Wireless segment provides turn-key wireless infrastructure services for the four major U.S. wireless carriers, communication tower companies, national integrators, and original equipment manufacturers that support these wireless carriers.  These services primarily consist of the installation and upgrade of technology on cell sites and the construction of new small cells for 5G.
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

(in thousands)	Twelve months ended September 30,
	2021	2020
Sales
Wireless	$20,708	$21,354
Telco	41,553	28,853
Intersegment	(101)	(25)
Total sales	$62,160	$50,182
Gross profit
Wireless	$6,277	$6,580
Telco	9,850	5,100
Total gross profit	$16,127	$11,680
Loss from operations
Wireless	$(6,864)	$(4,377)
Telco	(2,433)	(14,153)
Total operating loss	$(9,297)	$(18,530)

(in thousands)	September 30,
	2021	2020
Segment assets
Wireless	$7,867	$5,324
Telco	14,472	12,298
Non-allocated	4,973	14,881
Total assets	$27,312	$32,503

Note 15 – Subsequent events
During the period from November 9, 2021 through December 15, 2021, the Company sold 19,346 shares of stock under our ATM for an average share price of $2.19 pursuant to our agreement with Northland Securities, Inc. as described in Note 10 – Equity Distribution Agreement and Sale of Common Stock.
On December 14, 2021, the Company signed an agreement with its primary financial lender to extend the expiration date of its revolving line of credit to January 17, 2022. The Company is in the process of completing an annual extension which is expected to be completed by the new expiration date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2021, there have been no changes, including the impact of COVID-19, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessment, we believe that, as of September 30, 2021, our internal control over financial reporting is effective.
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
None.
Item 9B.    Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item concerning our officers, directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, Code of Business Conduct and Ethics and Audit Committee is incorporated by reference to the information in the sections entitled “Identification of Officers,” “Election of Directors,”  “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Code of Ethics” and “Audit Committee,” respectively, of our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2021 (the “Proxy Statement”).  A copy of our Code of Business Conduct and Ethics is posted on our website at www.addvantagetechnologies.com.

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

Item 14. Principal Accountant Fees and Services.
The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section entitled “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements, Schedules and Exhibits
Financial Statements — ADDvantage Technologies Group, Inc. and Subsidiaries:

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

10.25*
Form of Restricted Stock Agreement under the Company’s 2015 Incentive Stock Plan incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the Securities and Exchange Commission on December 17, 2020 (File No. 001-10799).

10.26*
Form of Restricted Stock Agreement with additional accelerated vesting provision under the Company’s 2015 Incentive Stock Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2021.

10.27*
Director Compensation Plan adopted (Proposal No. 4) at the annual meeting of shareholders held on March 18, 2020, incorporated by referenced to Schedule DEF 14A filed with the Securities and Exchange Commission on January 28, 2020 (File No. 10799).

10.28*
Amendment to the 2015 Incentive Stock Plan adopted (Proposal No. 3) at the annual meeting of shareholders held on March 18, 2020, incorporated by reference to Schedule DEF 14A filed with the Securities and Exchange Commission on January 28, 2020 (File No. 001-10799).

10.29*
Executive Employment Agreement dated effective as of July 13, 2020, between the Company and Jarrod M. Watson, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2021 (File No. 001-10799).

10.30*
Executive Employment Agreement dated effective as of July 13, 2020, between the Company and Jimmy R. Taylor, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2021 (File No. 001-10799).

10.31*
Executive Employment Agreement dated effective as of July 13, 2020, between the Company and Reginald Jaramillo-Leal, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2021 (File No. 001-10799).

10.32*
Executive Employment Agreement dated effective as of September 7, 2021 between the Company and Michael Rutledge, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2021 (File No. 001-10799).

10.33*
Promissory Note dated December 17, 2020, from the Company to Vast Bank, N.A. d/b/a Valley National Bank, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 11, 2021 (File No. 001-10799).

21.1*	Listing of the Company's subsidiaries.
23.1*	Consent of HoganTaylor LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

* incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADDvantage Technologies Group, Inc.

Date: December 27, 2021	By:	/s/ Joseph E. Hart
Joseph E. Hart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2021	By:	/s/ Michael A. Rutledge
Michael Rutledge, Chief Financial Officer (Principal Financial Officer)

Date: December 27, 2021		/s/ David E. Chymiak
David E. Chymiak, Director

Date: December 27, 2021		/s/ Timothy S. Harden
Timothy S. Harden, Director

Date: December 27, 2021		/s/ James C. McGill
James C. McGill, Chairman of the Board of Directors

Date: December 27, 2021		/s/ John M. Shelnutt
John M. Shelnutt, Director

Date: December 27, 2021		/s/ David W. Sparkman
David W. Sparkman, Director