Form 10-K/A
period 2021-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2022-01-27
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this
Form 10-K/A: None.

EXPLANATORY NOTE
On December 27, 2021, ADDvantage Technologies Group, Inc., an Oklahoma corporation, filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements the Original Filing by amending and restating Part III, Items 10 through 14 of the Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

Throughout this Amendment, unless indicated otherwise, we refer to ADDvantage Technologies Group, Inc. and its subsidiaries as “we,” “us,” “our,” “ADDvantage,” “and the “Company”.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our bylaws provide that our Board shall consist of not less than one nor more than nine directors, as determined from time to time by board resolution. The Board is presently comprised of six directors, each of whom serves for a term of one year. The Directors are as follows:

David E. Chymiak Director since 1999

Mr. Chymiak, 76, served as ADDvantage's Chief Technology Officer from April 2, 2012 through June 30, 2019, which was the effective date of the sale of the Cable Television segment to Mr. Chymiak’s affiliated company, Leveling 8, Inc. (see Certain Relationships and Related Transactions section). Mr. Chymiak oversaw the operations of the Cable Television segment which he co-founded as Tulsat in 1985. Upon the sale of the Cable Television segment to Leveling 8, Mr. Chymiak is no longer an employee of the Company, but remains on the Company’s Board of Directors. Mr. Chymiak served as our Company’s Chairman of the Board from during the years 1999 to 2012 and 2014 to 2018.

Joseph E. Hart Director since 2015

Mr. Hart, 71, has served as our President and Chief Executive Officer since October 2018. Prior to joining the Company, Mr. Hart was the CEO of Aero Communications, Inc., a company specializing in installation, maintenance, and network design and construction for the telecommunications industry (2015 to 2018). From 2006 to 2014, Mr. Hart served as the Executive Vice President of Network Infrastructure Services and Operations for Goodman Networks, Inc., a provider of end-to-end network infrastructure, professional services and field deployment to the wireless telecommunications and satellite television industry. For the previous 20 years, Mr. Hart served in various executive leadership positions for AT&T and other various telecommunication and wireless companies. Mr. Hart holds a Master of Science degree in systems management from the University of Southern California and Bachelor of Business Administration degree from Baldwin-Wallace College.

Timothy S. Harden Independent Director since 2019

Mr. Harden, 68, has broad Communication Industry experience in various positions of leadership. He currently sits on a number of advisory boards focused on providing products and services in the Communication space. Mr. Harden spent 33 years with AT&T in various operating executive positions, the last of which was President of AT&T’s Worldwide Supply Chain. A few of his previous areas of responsibility included President and CEO of AT&T West, President of network services for AT&T Southwest, and President of Data and Network Services for SBC Operations. Mr. Harden also gained broad telecommunications experience from a series of executive assignments within AT&T’s predecessor companies SBC and Pacific Telesis, including President of SBC Telecom, Inc., President and Chief Executive Officer of Pacific Telesis Business Systems, Chief Operating Officer of Pacific Bell’s Advanced Communications Network, and Senior VP – Network Engineering and Planning of SBC Data Services. Mr. Harden has served as Chairman of the QuEST/TIA Forum Executive Board, managing the quality standard TL 9000 through 200+ companies worldwide. He is a former member of Supply Chain 50 representing the top Supply Chains in the U.S., and a member of Supply Chain World representing the top 200 Supply Chains worldwide.

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

James C. McGill Independent Director since 2007

Mr. McGill, 78, has served as our Company’s Chairman of the Board since October 2018. Mr. McGill is currently the President of McGill Resources, a venture capital investment company, a position he has held since 1987. In 2015, Mr. McGill formed and owns Ediche, LLC, a clothing importer. He also served in various executive leadership roles and as Chairman of the Board of Directors of MacroSolve, Inc., a technology company focused on wireless data collection, from 2002 to 2013. Mr. McGill serves on boards of organizations in the Tulsa, Oklahoma area, and has served on public company boards with many years serving as audit committee or board chair.

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

John M. Shelnutt Independent Director since 2019

Mr. Shelnutt, 59, is the Vice President of Blue Danube Systems, a company that designs intelligent wireless access solutions using cloud-based analytics and machine learning to deliver high-definition active antenna systems technology to the wireless industry. Prior to 2017 when he joined Blue Danube Systems, Mr. Shelnutt served in executive capacities at Cisco from 2011 to 2016, leading their mobility division with global responsibility for all of the mobile product offerings of the company and managing one of their largest global customers. Prior to that, Mr. Shelnutt spent 12 years in executive leadership roles at Alcatel including the startup of their global DSL division and managing their United States mobility division. Mr. Shelnutt is also currently a partner since March 2021 in NASH21, a company that invests in real estate and rental properties primarily in Florida. Mr. Shelnutt has also served on various boards within the telecommunications industry including the QuEST Forum, ATIS, Broadband Forum and was an advisor to Tech Titans of Dallas, Texas and the City of New York Public Schools Technology group.

David W. Sparkman Independent Director since 2015

Mr. Sparkman, 64, recently retired as the Chief Financial Officer of Oklahoma Capital Bank. Prior to that, he was the President of the financial consulting firm, Ulysses Enterprises, in which he also served in 2009-2010. Until the sale of the companies in October 2016, he was the Chief Financial Officer for a group of oil field service companies: Acid Specialists, LLC; Frac Specialists, LLC; and Cement Specialists, LLC. Mr. Sparkman served in that capacity beginning in September 2014, and prior to joining this group full-time in this capacity, he provided accounting and financial consulting services to these companies starting in April 2014. From 2010 to 2011, Mr. Sparkman was the CFO for Great White Energy Services until this company was acquired by Archer Well Company in 2011, and then served as the North America Director of Finance for Archer Well Company until 2013. Mr. Sparkman also spent 12 years with Dollar Thrifty Automotive Group serving in various accounting and finance-related senior management positions. Mr. Sparkman is a certified public accountant (inactive) and holds a bachelor of business administration degree in accounting from the University of Arkansas where he graduated cum laude.

Thomas J. Franz Independent Director from 2007 to 2021

Mr. Franz, 63, served as an independent director of the Company from 2007 through the end of his term in September, 2021. Mr. Franz elected not to seek re-election for personal reasons and not as a result of any disagreement with our Board or management. Mr. Franz is the head of TJ Franz & Associates, a firm specializing in profitability and contract CFO consulting for small and medium sized businesses, which he founded in 2003. For ten years prior, he served as Chief Financial Officer or Chief Operating Officer roles. From 1983 to 1993 Mr. Franz practiced public accounting for clients in the banking, government, venture capital, not for profit and financial services industries. Mr. Franz is a certified public accountant with a Bachelor of Business Administration and a Master of Science in accounting from Oklahoma State University.

Identification of Executive Officers

We have four executive officers. Our officers are elected by our Board of Directors and serve at the pleasure of the Board of Directors.

Joseph E. Hart

Biographical information for Mr. Hart, President and Chief Executive Officer, is set forth above.

Michael A. Rutledge

Mr. Rutledge, 51, Chief Financial Officer, began his career with ADDVantage Technologies in September 2021. Mr. Rutledge served as Vice President, Finance at SomnoMed Group for the past five years. Previously, he spent two years as the Chief Financial Officer at BG Staffing, where he played a key role in taking the company public and raising $16 million. Prior to that, he spent three years as Vice President of Finance with Cantel Medical Corporation, a publicly owned manufacturer of medical products, which acquired Byrne Medical, Inc., where he was the Chief Financial Officer. He joined Byrne Medical from N.F. Smith & Associates, a privately owned distributor of electronic components, where he spent four years as the Chief Financial Officer. He began his career at Ernst & Young, where he spent 12 years ultimately as Senior Audit Manager and was involved in several IPOs. He is a CPA in the State of Texas and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Reginald Jaramillo

Mr. Jaramillo, 45, President of Telecommunications, began his career with ADDvantage Technologies in 2019 serving as the company’s Director of Financial Planning and Analysis where he developed planning and analysis processes from the ground up. He was born into an entrepreneurial family and grew up working in the Leal’s Mexican Foods family restaurant businesses located in West Texas and Eastern New Mexico. Subsequently, he spent five years working in the financial services industry for Wells Fargo Financial and American General Financial Services. Prior to joining the company, Mr. Jaramillo worked for 15 years in the telecommunications industry for Cox Communications, Time Warner Cable and most recently Suddenlink Communications (Operated by Altice USA NYSE: ATUS) where he spent 10 years serving in various fiscal and operational leadership role, which included VP of Fiscal Operations, VP of Business Planning, and VP of Field Operations. Mr. Jaramillo graduated from New Mexico Military Institute. He holds a Bachelor of Business Administration from Midwestern State University, an MBA from Texas Tech University, and is nearing completion of a Master of Science in Accounting from Texas A&M University-Commerce.

Jimmy Taylor

Mr. Taylor, 65, President of our Wireless Segment since July 2020, is a 35-year veteran of the wireless infrastructure and telecommunications industries. He has extensive experience in both operational leadership and business development, creating a solid foundation for process improvement as well as organic and transactional growth. Mr. Taylor has held multiple senior leadership roles, especially in site development and deployment. He started his career at Houston Cellular and PrimeCo PCS and then joined Crown Castle International, one of the world’s largest tower asset management companies. He was the Regional VP of Southwest Operations for Crown Castle for almost 10 years, where he was responsible for site development, deployment and leasing operations. He was VP of Site Development at Goodman Networks and President of the Teltech Group and Cotton Telecom. His robust experience and contacts in the wireless infrastructure services industry will help Fulton reach its full potential as the industry prepares for significant growth related to 5G. Mr. Taylor holds a Bachelor of Business Administration from the University of Texas at Austin and a Bachelor of Arts from Angelo State University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports and we are required to disclose in this proxy statement any failure to file by these dates during fiscal year 2021.

To our knowledge, based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to the fiscal year ended September 30, 2021, we believe that these persons have complied with all applicable filing requirements with the exception of the Form 4 reports of Messrs. Hart, Chymiak, McGill, Harden, Shelnutt, and Sparkman. The Company is currently conducting a review with its officers and directors of all transactions subject to Section 16 reporting requirements in order to cure any remaining delinquencies.

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

Audit Committee

The functions and members of our Audit Committee are set forth below. The members of the Audit Committee are David W. Sparkman (Chairman), John M. Shelnutt and James C. McGill. Each of the committee members is independent as defined under the rules and listing standards of the NASDAQ Stock Market (“NASDAQ”) and the rules of the Securities and Exchange Commission implemented pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during fiscal year 2021. All of the meetings were held prior to the reporting of our quarterly financial results.

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

Our Board of Directors has determined that each of John M. Shelnutt, James C. McGill and David W. Sparkman meets the definitions of an audit committee financial expert.

Item 11. Executive Compensation

Summary Compensation Table

The following information relates to compensation paid by the Company for the fiscal years ended 2021 and 2020 to the Company’s Chief Executive Officer, Chief Financial Officer and the next most highly compensated executive officer of the Company:

							Non-Equity
					Stock	Option	Incentive Plan	All Other	Total
	Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
			($)	($)(1)	($) (2)	($)	($)	($)(3)	($)
	Joseph E. Hart	2021	$300,000	—	$—	$—	$—	$26,419	$326,419
	Principal Executive Officer	2020	290,769	105,000	87,898	—	—	25,173	508,840

	Michael A. Rutledge	2021	15,050	—	—	—	—	—	15,050
	Chief Financial Officer (4)

	Scott A. Francis	2021	108,632	—	222,858	—	—	94,660	426,150
	Chief Accounting Officer (5)	2020	174,462	36,000	50,988	—	—	10,000	271,450

	Jimmy Taylor	2021	235,383	—	78,325	—	—	14,116	327,824
	President, Wireless Segment (6)	2020	41,538	—	170,300	—	—	1,846	213,684

(1)	Bonus amounts paid in 2020 represent amounts earned in 2019. There were no executive bonuses awarded in 2020 or 2021.
(2)	The amounts shown are Company officer compensation and represent the total fair value of the stock awards shares on the date of the grant to officers for fiscal years 2021 and 2020. The fair value of the stock awards is amortized over the vesting period to compensation expense in the Consolidated Statements of Operations contained in this Annual Report on Form 10-K. The fair value of the stock awards was based on the closing market prices of the stock on the dates of the grants. The actual value that an executive officer will realize upon vesting of performance or time-based awards will depend upon the market price of the Company’s stock on the vesting date, so there is no assurance that the value realized by an executive officer will be at or near the value of the market price of the Company’s stock on the grant date.
(3)	Represents amounts paid by the Company on behalf of an officer for matching contributions to the Company’s qualified 401(k) plan, group term life, and auto allowance received during the year. Mr. Francis's other compensation includes severance payments.
(4)	Mr. Rutledge's salary for 2021 represents his prorated annual salary of $250,000 as per the terms of his employment agreement from his September 2021 start date.
(5)	Mr. Francis was the Vice President and Chief Accounting Officer of the Company until his departure in March 2021. Mr. Francis served as the interim Chief Accounting Officer through August 2021 as an independent contractor.
(6)	Mr. Taylor's salary for 2020 represents his prorated annual salary of $240,000 as per the terms of his employment agreement from his July 2020 start date.

Potential Payments Upon Termination or Change of Control

We have entered into employment/severance agreements with Mr. Hart, Mr. Rutledge, Mr. Jaramillo and Mr. Taylor. These agreements are designed to promote stability, continuity and focus for key members of leadership during periods of uncertainty that may be created by change of control situations. Additionally, the use of such agreements is a competitive practice that enhances our ability to attract and retain leadership talent.
These agreements have no stated term but provide for the payment of severance benefits in most situations where the employee is terminated without cause or is terminated or resigns in connection with a Change in Control of the Company. Mr. Hart, in this event, will be paid the amount of his annual base salary immediately preceding the termination without cause or Change of Control. For the other executives, they will be paid the amount of 50% of their annual base salary immediately preceding the termination without cause or Change of Control. Most executive equity awards which are subject to vesting provide for accelerated vesting upon the occurrence of a change in control.
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

Outstanding Equity Awards at September 30, 2021

The named executive officers of the Company did not have any unvested stock option awards as of September 30, 2021.

The following table sets forth the number of shares of unvested restricted stock awards of our named executive officers of the Company as of September 30, 2021:

Unvested Restricted Stock
Joseph E. Hart	—
Michael A. Rutledge	92,857
Reginald Jaramillo	43,333
Jimmy Taylor	32,500

Compensation of Directors

A revised director compensation plan was approved by the shareholders at last year's annual meeting and was effective April 1, 2020. Prior to this plan, we paid our non-employee directors $500 per quarter and $750 for each board meeting and $375 for each committee meeting or telephonic board or committee meeting the director attended. The chairman of the Audit Committee received an additional $375 per meeting, and the chairmen of the Compensation and Governance and Nominating Committees received an additional $150 per meeting. The new director compensation plan compensates each director, with the exception of Messrs. McGill and Chymiak, $20,000 per year and the Chairman of the Audit Committee $30,000. Mr. McGill will receive $25,000 annually in cash paid in monthly installments per his agreement with the Company, and Mr. Chymiak will be compensated pursuant to the previous plan.

All directors are eligible to receive awards of restricted shares, which are subject to a 12-month holding period, after the annual shareholders meeting. Prior to 2020, these annual awards generally were for $15,000 of restricted stock. Annual stock grants are made to directors under our 2015 Incentive Stock Plan and no grants were made in 2019 because there were insufficient shares in the 2015 Incentive Stock Plan. Since the shareholders approved additional shares to be added to the 2015 Incentive Stock Plan, the directors were awarded their 2019 grant of $15,000 of restricted stock in fiscal year 2020.

As part of the revised director compensation plan, each director, with the exception of Messrs. McGill and Chymiak, is to be awarded $50,000 of restricted stock upon each election to the board, which would be subject to a holding period equal to their board term. Mr. McGill is to receive $50,000 of restricted stock each October, subject to a twelve month holding period, per his agreement with the Company. Mr. Chymiak is to receive $15,000 of restricted stock upon his election to the board, which would be subject to a holding period equal to his board term.

We reimburse all directors for out-of-pocket expenses incurred by them in connection with their service on our Board and any Board committee. The following table reflects the total compensation earned by each non-employee director during the last fiscal year:

	Fiscal Year 2021 Director Compensation	Fees Earned or Paid in Cash	Restricted Stock Awards (5) (6)	Total Compensation
	James C. McGill (1) (2) (3) (4) (7)	$25,000	$50,220	$75,220
	David E. Chymiak	20,000	17,664	37,664
	Thomas J. Franz (1) (2)	20,000	—	20,000
	Timothy S. Harden (2) (3) (4)	20,000	58,884	78,884
	John M. Shelnutt (1) (2) (3) (4)	20,000	58,884	78,884
	David W. Sparkman (1)	30,000	58,884	88,884

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Strategic Direction Committee.
(5)	The fair value of the stock awards are amortized over the 12-month holding period to compensation expense in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K. The fair value of the stock award was based on the closing market price of the stock on the date of grant.
(6)	The directors received their fiscal 2021 awards in November, 2021, with a total fair value of $244,536 as of the original dates of the awards.
(7)	James C. McGill and the Company entered into an amended Letter Agreement on July 16, 2020, which amended his previous agreement dated October 8, 2018. This amended agreement provides that, for serving as Chairman of the Board, Mr. McGill will receive annual compensation in the form of $25,000 in cash and $50,000 in shares of stock, which will vest vest over a 12-month period. Mr. McGill's fiscal 2020 award was received in October, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned (as of November 30, 2021) by:
• each person known by us who beneficially owns more than 5% of any class of our voting stock;
• each director and nominee for director;
• each executive officer named in the Summary Compensation Table; and
• our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Class (1)
Directors and Officers:
David Chymiak	2,715,428		21.3%
Joseph Hart	196,122		1.5%
James McGill	179,619		1.4%
John Shelnutt	103,103		*
Timothy Harden	94,816		*
Michael Rutledge	92,857		*
David Sparkman	85,155		*
Jimmy Taylor	85,000		*
Reginald Jaramillo	65,000		*

All Executive Officers and Directors as a group (9 persons)	3,617,100		28.4%

Others > 5% ownership:
Ken Chymiak	1,085,738	(2)	8.5%

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
(2) Based on a Form 4, filed on January 26, 2021, of the shares beneficially owned by Mr. Chymiak, 1,085,738 are held of record by his spouse, Susan C. Chymiak as trustee of the Susan Chymiak Revocable Trust. Mr. Chymiak has sole voting and investment power over those shares held of record by him. Mr. Chymiak disclaims beneficial ownership of the shares held by his wife

Securities authorized for issuance under equity compensation plans
The information in the following table is as of September 30, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	50,000	$1.28	297,389
Equity compensation plans not approved by security holders	—	$—	—
Total	50,000	$1.28	297,389

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In fiscal year 2020, our related party transactions with Mr. David Chymiak or affiliates owned by him have consisted of receiving proceeds on the secured note receivable outstanding from Mr. Chymiak related to the sale of our Cable Segment to Leveling 8, Inc., in June 2019.

As part of the sale agreement, Mr. Chymiak personally guaranteed the promissory note due to the Company and pledged certain assets (directly and indirectly owned) to secure the payment of the promissory note, including substantially all of Mr. Chymiak’s Company common stock. Mr. Chymiak also entered into a standstill agreement with the Company under which he is limited in taking action with respect to the Company or its management for a period of three years after the closing of the cable sale. As of September 30, 2021, Mr. Chymiak has repaid the entire $6.4 million balance of the promissory note.

Item 14. Principal Accounting Fees and Services.

HoganTaylor LLP audited our consolidated financial statements for the fiscal years ended September 30, 2021 and 2020. Our Audit Committee considered whether the provisions for the tax services and other services by HoganTaylor were compatible with maintaining their independence and determined that they were.

Fees Incurred by the Company for Services Performed by Audit Firms

The following table shows the fees incurred for the years ended September 30, 2021 and 2020 for professional services provided by HoganTaylor for the audits of our annual financial statements as well as other professional services.

	2021	2020
Audit Fees(1)	$129,000	$131,150
Audit-Related Fees(2)	7,500	—
Tax Fees(3)	25,006	27,250
Total	$161,506	$158,400

(1) Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with the issuance of comfort letters, consents, and assistance with review of documents filed with the SEC.
(2) Audit-Related Fees represent services in connection with special reports, accounting consultations, and due diligence procedures.
(3) Tax Fees represent fees for annual tax return preparation and research of tax related matters.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

See accompanying Index to Exhibits.

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit No.	Exhibit
10.1*	Business Loan Agreement between ADDvantage Technologies Group, Inc. and Vast Bank, N.A., executed December 28, 2021.
10.2*	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc. and Vast Bank, N.A., executed December 28, 2021.
10.3*	Business Manager Agreement between Fulton Technologies, Inc. and Vast Bank, N.A., executed December 28, 2021.
31.3*	Certification of the Chief Executive Officer.
31.4*	Certification of the Chief Financial Officer.

* Filed herewith.

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

Date: January 27, 2022