Form 10-Q
period 2021-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2022-02-14
CIK 874292

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2021
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

Shares outstanding of the issuer's $.01 par value common stock as of February 11, 2022 were 13,029,127.

Table of Content
ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended December 31, 2021

Table of Content
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$1,837	2,608
Restricted cash	581	334
Accounts receivable, net of allowances of $250	6,469	7,013
Unbilled revenue	2,219	2,488
Inventories, net of allowances of 3,567 and 3,476, respectively	5,653	5,922
Prepaid expenses and other current assets	1,371	1,431
Total current assets	18,130	19,796

Property and equipment, at cost:
Machinery and equipment	5,354	4,973
Leasehold improvements	821	813
Total property and equipment, at cost	6,175	5,786
Less: Accumulated depreciation	(2,558)	(2,293)
Net property and equipment	3,617	3,493
Right-of-use lease assets	2,466	2,730
Intangibles, net of accumulated amortization	1,027	1,107
Goodwill	58	58
Other assets	128	128
Total assets	$25,426	$27,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,812	$7,044
Accrued expenses	1,184	1,581
Deferred revenue	207	168
Bank line of credit	2,050	2,050
Right-of-use lease obligations, current	1,177	1,198
Finance lease obligations, current	652	582
Other current liabilities	706	692
Total current liabilities	12,788	13,315
Right-of-use lease obligations, long-term	1,839	2,141
Finance lease obligations, long-term	1,484	1,429
Total liabilities	16,111	16,885
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 13,041,127 shares issued and outstanding, and 12,610,229 shares issued and outstanding, respectively	130	126
Paid in capital	335	(578)
Retained earnings	8,850	10,879
Total shareholders’ equity	9,315	10,427
Total liabilities and shareholders’ equity	$25,426	$27,312

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Sales	$18,690	$12,749
Cost of sales	14,059	9,120
Gross profit	4,631	3,629
Operating expenses	2,500	2,047
Selling, general and administrative expenses	3,688	3,215
Depreciation and amortization expense	345	281
Loss from operations	(1,902)	(1,914)
Other income (expense):
Interest income	—	48
Other income (expense)	(72)	(19)
Interest expense	(55)	(68)
Other income (expense), net	(127)	(39)

Loss before income taxes	(2,029)	(1,953)
Income tax benefit	—	—

Net loss	$(2,029)	$(1,953)

Loss per share:
Basic and diluted	$(0.16)	$(0.16)
Shares used in per share calculation:
Basic and diluted	12,683,312	12,149,778

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, September 30, 2021	12,610,229	$126	$(578)	$10,879	$10,427
Net loss	—	—	—	(2,029)	(2,029)
Common stock issuance	320,787	3	633	—	636
Restricted stock issuance	110,111	1	(1)	—	—
Amortization of stock-based compensation	—	—	281	—	281
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$14,933
Net loss	—	—	—	(1,953)	(1,953)
Common stock issuance	238,194	3	876	—	879
Restricted stock issuance	306,390	3	(3)	—	—
Amortization of stock-based compensation	—	—	315	—	315
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$14,174

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Operating Activities:
Net loss	$(2,029)	$(1,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	265	201
Amortization	80	80
Non cash amortization of right-of-use asset and liability	(51)	(52)
Provision for excess and obsolete inventories	91	—
Share based compensation expense	281	315
Gain on disposal of property and equipment	—	(10)
Changes in assets and liabilities:
Accounts receivable	544	(842)
Unbilled revenue	269	(562)
Income tax receivable\payable	—	35
Inventories	179	(626)
Prepaid expenses and other current assets	59	(112)
Accounts payable	(232)	56
Accrued expenses and other liabilities	(384)	(250)
Deferred revenue	39	13
Net cash used in operating activities	(889)	(3,707)

Investing Activities:
Proceeds from promissory note receivable	—	1,505
Purchases of property and equipment	(116)	(74)
Disposals of property and equipment	—	26
Net cash (used in) provided by investing activities	(116)	1,457

Financing Activities:
Payments on financing lease obligations	(155)	(86)
Payments on notes payable	—	(1,249)
Proceeds from sale of common stock	636	878
Net cash provided by (used in) financing activities	481	(457)

Net decrease in cash, cash equivalents and restricted cash	(524)	(2,707)
Cash, cash equivalents and restricted cash at beginning of period	2,942	8,373
Cash, cash equivalents and restricted cash at end of period	$2,418	$5,666

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the three months ended December 31, 2021 and 2020, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers in Central and South America totaled approximately $1.1 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales to two customers which individually accounted for 10% or greater of the Company's revenue totaled approximately 37% and 29% of consolidated revenues for the three months ended December 31, 2021 and 2020, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended December 31,
	2021	2020
Wireless services sales	$7,119	$5,246
Telco equipment sales	11,424	7,275
Telco repair sales	11	6
Telco recycle sales	136	222
Total sales	$18,690	$12,749

Contract assets and contract liabilities are included in Unbilled revenue and Deferred revenue, respectively, in the consolidated balance sheets. At December 31, 2021 and September 30, 2021, contract assets were $2.2 million and $2.5 million, respectively, and contract liabilities were $0.2 million and $0.2 million, respectively. The Company recognized the entire $0.2 million of contract revenue during the three months ended December 31, 2021 related to contract liabilities recorded in Deferred revenue at September 30, 2021.
Note 3 – Accounts Receivable Agreements
The Company’s Fulton segment renewed its $4.5 million accounts receivable purchase facility (“Existing Facility”) with its primary financial lender, secured by the subsidiary’s accounts receivable excluding a major customer. This credit facility was increased by $0.5 million in connection with the renewal. In connection with the renewal, the lender originated a new accounts receivable purchase facility (“New Facility”) with a total capacity of $8.5 million secured by receivables of a major customer that previously was collateralized under the Existing Facility. Under both facilities, the lender advances the Company 90% of sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. Under the Existing Facility, the lender charges a fee of 1.6% of sold receivables, and under the New Facility the lender charges a fee of 1.5% of sold receivables. Both facilities have a fixed charge coverage ratio of 1.25x to be tested quarterly. Both the Existing Facility and the New Facility mature on December 17, 2022.
At December 31, 2021, the lender has a reserve against the sold receivables of $0.6 million, which is reflected as restricted cash.  For the receivables sold under the agreement with recourse, the agreement addresses events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $4.3 million at December 31, 2021 for which there is a limit of $13.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at December 31, 2021 as the Company concluded that the sold receivables are collectible.
For the three months ended December 31, 2021 and 2020, the Company received proceeds from the sold receivables under all of the various agreements of $7.8 million and $5.0 million, respectively, and included the proceeds in net cash used in operating activities in the consolidated statements of cash flows. The Company recorded costs of $0.1 million and $43 thousand for the three months ended December 31, 2021 and 2020, respectively, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at December 31, 2021 and September 30, 2021 are as follows, in thousands:

	December 31, 2021	September 30, 2021
New equipment	$1,396	$1,295
Refurbished and used equipment	7,824	8,103
Allowance for excess and obsolete inventory	(3,567)	(3,476)

Total inventories, net	$5,653	$5,922

New equipment includes products purchased from manufacturers plus “surplus-new,” which are unused products purchased from other distributors or multiple system operators. Refurbished and used equipment include factory refurbished, Company refurbished and used products.
Note 5 – Intangible Assets
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
Intangible assets with their associated accumulated amortization and impairment at December 31, 2021 and September 30, 2021 are as follows, in thousands:

	December 31, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,807)	$348
Trade name – 10 years	2,122	(1,443)	679
Total intangible assets	$5,277	$(4,250)	$1,027

	September 30, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,780)	$375
Trade name – 10 years	2,122	(1,390)	732
Total intangible assets	$5,277	$(4,170)	$1,107
Note 6 – Debt
Credit Agreement
On December 28, 2021, the Company renewed its credit facility for its Nave and Triton subsidiaries with its primary financial lender by entering into a Business Loan Agreement and various ancillary debt and collateral agreements. The renewed Nave and Triton credit facility is for a maximum of $3.0 million and is secured by the Company’s Nave and Triton Subsidiaries’ accounts receivable and inventory. As renewed, the Nave and Triton credit facility has been reduced by $1.0 million and requires quarterly interest payments based on the Wall Street Journal Prime Rate floating rate (3.25% as of December 31, 2021) plus 0.75%, and a fixed charge coverage ratio of 1.25x to be tested quarterly. The Company is required to pay a non-use fee equal to 25 basis points if the line of credit is not utilized. The Company may repay outstanding loans at any time without premium or penalty. The Nave and Triton credit facility matures on December 17, 2022.
At December 31, 2021, there was $2.1 million outstanding under the line of credit. Future borrowings under the line of credit are limited to the lesser of $3.0 million or the sum of 80% of eligible accounts receivable and 50% of eligible Telco segment inventory. Under these limitations, the Company’s total line of credit borrowing capacity was $3.0 million at December 31, 2021.
As of December, 31, 2021, the Company was not in compliance with the fixed charge coverage ratio. The Company notified its primary financial lender of the covenant violation, and on February 14, 2022, the lender granted a waiver of the covenant violation under the credit facility. Although the covenant violation was waived at December 31, 2021, the Company believes it may again be out of compliance with this covenant at March 31, 2022. If the Company is not in compliance with the covenant at March 31, 2022, it would result in an event of default, which if not cured or waived, could result in the lender accelerating the maturity of the Company’s indebtedness or preventing access to additional funds or requiring prepayment of outstanding indebtedness under the line of credit agreement.
Note 7 – Equity Distribution Agreement and Sale of Common Stock
On April 24, 2020, the Company entered into an Equity Distribution Agreement with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time, through Northland, shares of the Company’s common stock, par value 0.01 per share, having an aggregate offering price of up to 13.9 million ("Shares").
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
During the three months ended December 31, 2021, 320,787 Shares were sold by Northland on behalf of the Company with gross proceeds of $0.7 million, and net proceeds after commissions and fees of $0.6 million.
Note 8 – Earnings Per Share
Basic and diluted earnings per share for the three months ended December 31, 2021 and 2020, in thousands:

	Three Months Ended December 31,
	2021	2020
Net loss attributable to common shareholders	$(2,029)	$(1,953)

Basic weighted average shares	12,683	12,150
Effect of dilutive securities:
Stock options	—	—
Diluted weighted average shares	12,683	12,150

Loss per common share:
Basic	$(0.16)	$(0.16)
Diluted	$(0.16)	$(0.16)

The table below includes information related to stock options that were outstanding at the end of each respective three-month period ended December 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended December 31,
	2021	2020
Stock options excluded	50,000	100,000
Weighted average exercise price of stock options	$1.28	$1.55
Average market price of common stock	$2.05	$2.54
Note 9 – Supplemental Cash Flow Information

(in thousands)	Three Months Ended December 31,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$59	$43

Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$272	$34
Note 10 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At December 31, 2021, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 221,029 shares were available for future grants.
Stock Options
As of September 30, 2021, there were 50,000 stock options with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $54 thousand outstanding under the Plan. There were no stock options granted, exercised, expired or forfeited during the quarter ended December 31, 2021. As of December 31, 2021, 50,000 stock options remained outstanding and exercisable, with an average exercise price of $1.28 per share and an aggregate intrinsic value of $22 thousand.
Restricted stock awards
A summary of the Company's non-vested restricted share awards at December 31, 2021 and changes during the quarter ended December 31, 2021 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at September 30, 2021	739,913	$1,706
Granted	130,111	333
Vested	(112,390)	(230)
Forfeited	(20,000)	(41)
Non-vested at December 31, 2021	737,634	$1,768
Expenses related to stock-based compensation including restricted stock and stock option awards, were $0.3 million in each of the three month periods ended December 31, 2021 and 2020.

The Company did not recognize a tax benefit for compensation expense recognized during the three months ended December 31, 2021 and 2020.
At December 31, 2021, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.9 million. That cost is expected to be recognized over a period of 2.8 years.
Note 11 – Leases
Our Wireless segment has an operating lease for a building in Fridley, Minnesota for Fulton Technologies, Inc. As a result of closing down and vacating Fulton Technologies, Inc.’s Minnesota office in May 2019, a third-party telecom company began subleasing this building in June 2019.
Our Telco segment has an operating lease for a building in Jessup, Maryland for Nave Communications.  As a result of moving Nave’s operations to Palco Telecom, a third-party logistics provider in Huntsville, Alabama, in fiscal year 2021, Nave completely vacated the building in May 2020 and has subleased part of the building during certain periods of fiscal year 2022.
Rental payments received related to these subleases were recorded as a reduction of rent expense in our consolidated statements of operations for the periods ending December 31, 2021 and 2020.
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
The Company evaluates performance and allocates its resources based on operating income. The accounting policies of its reportable segments are the same as those described in the summary of significant accounting policies. Segment assets consist primarily of cash and cash equivalents, accounts receivable, inventory, property and equipment, goodwill and intangible assets. The Company allocates its corporate general and administrative expenses to the reportable segments.

(in thousands)	Three Months Ended
	December 31, 2021	December 31, 2020
Sales
Wireless	$7,119	$5,247
Telco	11,571	7,502
Total sales	$18,690	$12,749
Gross profit
Wireless	$1,507	$1,609
Telco	3,124	2,020
Total gross profit	$4,631	$3,629
Income (loss) from operations
Wireless	$(2,326)	$(1,105)
Telco	424	(809)
Total loss from operations	$(1,902)	$(1,914)

(in thousands)	December 31, 2021	September 30, 2021
Segment assets
Wireless	$7,640	$7,867
Telco	14,545	14,472
Non-allocated	3,241	4,973
Total assets	$25,426	$27,312

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note on Forward-Looking Statements
Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” “projects,” "anticipates," “believes,” “plans,” “intends,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the trends of the wireless infrastructure services industry, changes in the trends of the telecommunications industry, changes in our supplier agreements, technological developments, changes in the general economic environment, the potential impact of the novel strain of coronavirus (“COVID-19”) pandemic, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel and other such factors. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
Overview
The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2021, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
Telecommunications (“Telco”)
The Company’s Telco segment sells new and refurbished telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America. This segment also offers its customers repair and testing services for telecommunications networking equipment. In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment.
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
With the partial reopening of the economy the economic effects of the pandemic and resulting societal changes remain unpredictable. Although we experienced increased revenues in recent quarters compared to prior year quarters since the pandemic began in 2020, there are a number of uncertainties that could impact our future results of operations, including the efficacy and widespread distribution of a vaccine, the return of major outdoor events during the summer and fall months, and the impact of COVID-19 on the operating results and capital budgets of our customers.
Results of Operations
Comparison of Results of Operations for the Three Months Ended December 31, 2021 and December 31, 2020
Consolidated
Consolidated sales increased $6.0 million, or 47%, to $18.7 million for the three months ended December 31, 2021 from $12.7 million for the three months ended December 31, 2020.  The increase was primarily due to a $1.9 million increase in Wireless revenue related to 5G tower work, and an increase of $4.1 million in Telco revenue due to increased demand for refurbished telecommunications equipment sold by the Telco segment.
Consolidated gross profit was $4.6 million, or 25% gross margin, compared to gross profit of $3.6 million, or 28% gross margin, for the same period last year. The net changes in gross profit were due to higher overall sales in both the Wireless and Telco segments, and the decrease in gross margin as a percent of sales was due to investments made with a new wireless customer and the impact of the Company onboarding new crews in anticipation of near-term wireless revenue increases.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses increased $0.5 million to $2.5 million for the three months ended December 31, 2021 compared to $2.0 million the same period last year. The increase reflects the Company's investment in its regional growth strategy related to expected 5G infrastructure growth.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense increased $0.5 million, or 15%, to $3.7 million for the three months ended December 31, 2021 from $3.2 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.
Segment Results
Wireless
Revenues for the Wireless segment increased $1.9 million to $7.1 million for the three months ended December 31, 2021 from $5.2 million for the same period of last year. The growth in revenues over the prior year relates to the pace of the 5G services activity now underway and we project further growth in the second half of the fiscal year.
Gross profit was $1.5 million, or 21% for the three months ended December 31, 2021 and $1.6 million, or 31%, for the three months ended December 31, 2020. The decrease in the gross profit percentage was the result of new business with a major customer at a lower margin level, along with continuing investment in our regional growth strategy associated with anticipated 5G infrastructure build outs, which includes the expansion and training of new wireless service crews.
Loss from operations was $2.3 million and $1.1 million for three months ended December 31, 2021 and 2020, respectively. The increase is mainly attributable to investment in our regional growth strategy associated with anticipated 5G infrastructure build outs.

Telco
Revenues for the Telco segment increased $4.1 million to $11.6 million for the three months ended December 31, 2021 from $7.5 million for the same period last year. The increase in revenues was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints.
Gross profit was $3.1 million for the three months ended December 31, 2021 and $2.0 million for the three months ended December 31, 2020. The increased gross profit was due primarily to increased revenues of $4.1 million.
Income from operations was $0.4 million for the three months ended December 31, 2021 compared to a loss of $0.8 million for the same period last year, primarily due to the reasons discussed above.
Non-GAAP Financial Measure
Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA as presented also excludes stock compensation expense, other income, other expense, and interest income. Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.
The following table provides a reconciliation by segment of income (loss) from operations to Adjusted EBITDA, in thousands:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(2,326)	$424	$(1,902)	$(1,105)	$(809)	$(1,914)
Depreciation and amortization expense	220	125	345	152	129	281
Stock compensation expense	144	137	281	140	175	315
Adjusted EBITDA	$(1,962)	$686	$(1,276)	$(813)	$(505)	$(1,318)
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
Inventory Valuation
For our Telco segment, our position in the telecommunications industry requires us to carry large inventory quantities relative to annual sales, but it also allows us to realize higher gross profit margins on our sales.  We market our products primarily to telecommunication providers, resellers, and other users of telecommunication equipment who are seeking products for which manufacturers have discontinued production or cannot ship new equipment on a same-day basis, as well as providing used products as an alternative to new products from the manufacturer.  Carrying these large inventory quantities represents our largest risk for our Telco segment.
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2021, we had total inventory, before the reserve for excess and obsolete inventories, of $9.2 million, consisting of $1.4 million in new products and $7.8 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered. Therefore, we have an obsolete and excess inventory reserve of $3.6 million at December 31, 2021. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of December 31, 2021, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Used in Operating Activities
During the three months ended December 31, 2021, cash used in operations was $0.9 million. Cash flows from operations were negatively impacted by a net loss of $2.0 million, partially offset by net cash provided by working capital of $0.5 million and non-cash adjustments of $0.7 million.
Cash Flows Used in Investing Activities
During the three months ended December 31, 2021, cash used in investing activities was $0.1 million, consisting of purchases of property and equipment.
Cash Flows Provided by Financing Activities
During the three months ended December 31, 2021, cash provided by financing activities was $0.5 million, primarily consisting of net proceeds from the sale of our common stock utilizing our shelf registration of $0.6 million, partially offset by payments on financing lease obligations of $0.1 million.
Liquidity and Capital Resources
At December 31, 2021 we had cash and equivalents and restricted cash on hand of $2.4 million and availability under our bank line of credit of $1.0 million, for a total liquidity of $3.4 million.

On December 28, 2021, the Company signed amendments to its credit facilities with its primary financial lender for its Telco and Wireless business segments. In anticipation of significant growth in the Wireless segment to meet growing demand related to the 5G expansion, the Company signed an accounts receivable factoring line with its primary financial lender, increasing available borrowing capacity from $4.0 million to $13.0 million subject to available collateral. In addition, the company renewed its line of credit, collateralized by receivables and inventory, for its Telco segment, with a total maximum available borrowing capacity of $3.0 million. The result of the new agreements raises the Company’s total borrowing capacity, subject to available collateral, from $8.0 million to $16.0 million.
We were not in compliance with a covenant on our credit facilities at December 31, 2021. We notified our primary financial lender of the covenant violation, and on February 14, 2022 the primary lender granted a waiver of the covenant violation.
We entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which we may offer and sell, from time to time, through Northland, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $13.9 million ("Shares"). The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by us with the Securities and Exchange Commission (the "SEC") on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020. We currently have approximately $10.1 million available to us to fund our working capital needs under the Sales Agreement. Based on our availability under our bank line of credit and our Sales Agreement, we believe we have sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.
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
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the quarter ended December 31, 2021, the Company sold 320,787 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the quarter were $0.7 million and net proceeds were $0.6 million after the payment of $20 thousand in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $3.8 million and total net proceeds to the Company are $3.7 million after the payment of $0.1 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13.9 million in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

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

ADDVANTAGE TECHNOLOGIES GROUP, INC. (Registrant)
Date: February 14, 2022
/s/ Joseph E. Hart
Joseph E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)