Form 10-Q
period 2022-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2022-05-12
CIK 874292

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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

Shares outstanding of the issuer's $.01 par value common stock as of May 10, 2022 were 13,219,857.

Table of Content
ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended March 31, 2022

Table of Content
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	March 31, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$3,934	$2,608
Restricted cash	1,912	334
Accounts receivable, net of allowances of $250, respectively	369	7,013
Unbilled revenue	3,177	2,488
Inventories, net of allowances of $3,647 and $3,476, respectively	5,808	5,922
Prepaid expenses and other assets	1,682	1,431
Total current assets	16,882	19,796

Property and equipment, at cost:
Machinery and equipment	5,386	4,973
Leasehold improvements	899	813
Total property and equipment, at cost	6,285	5,786
Less: Accumulated depreciation	(2,670)	(2,293)
Net property and equipment	3,615	3,493
Right-of-use lease assets	2,239	2,730
Intangibles, net of accumulated amortization	948	1,107
Goodwill	58	58
Other assets	130	128
Total assets	$23,872	$27,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,093	$7,044
Accrued expenses	1,449	1,581
Deferred revenue	225	168
Bank line of credit	—	2,050
Right-of-use lease obligations, current	1,196	1,198
Finance lease obligations, current	698	582
Other current liabilities	843	692
Total current liabilities	12,504	13,315
Right-of-use lease obligations, long-term	1,533	2,141
Finance lease obligations, long-term	1,499	1,429
Total liabilities	15,536	16,885
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 13,189,112 and 12,610,229 shares issued and outstanding, respectively	132	126
Paid in capital	748	(578)
Retained earnings	7,456	10,879
Total shareholders’ equity	8,336	10,427
Total liabilities and shareholders’ equity	$23,872	$27,312

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales	$23,759	$12,667	$42,449	$25,416
Cost of sales	18,001	9,486	32,060	18,606
Gross profit	5,758	3,181	10,389	6,810
Operating expenses	2,753	2,167	5,253	4,224
Selling, general and administrative expenses	3,850	3,757	7,538	6,972
Depreciation and amortization expense	318	304	662	585
Loss (gain) on disposal of assets	2	—	2	(10)
Loss from operations	(1,165)	(3,047)	(3,066)	(4,961)
Other income (expense):
Interest income	—	33	—	81
Other expense, net	(168)	(8)	(240)	(27)
Interest expense	(61)	(42)	(116)	(110)
Other income (expense), net	(229)	(17)	(356)	(56)

Loss before income taxes	(1,394)	(3,064)	(3,422)	(5,017)
Income tax expense	—	—	—	—

Net loss	$(1,394)	$(3,064)	$(3,422)	$(5,017)

Loss per share:
Basic and diluted	$(0.11)	$(0.25)	$(0.27)	$(0.41)
Shares used in per share calculation:
Basic and diluted	13,071,053	12,416,594	12,875,055	12,281,721

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, September 30, 2021	12,610,229	$126	$(578)	$10,879	$10,427
Net loss	—	—	—	(2,029)	(2,029)
Common stock issuance	320,787	3	633	—	636
Restricted stock issuance	110,111	1	(1)	—	—
Amortization of stock-based compensation	—	—	281	—	281
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315
Net loss	—	—	—	(1,394)	(1,394)
Common stock issuance	143,985	2	166	—	168
Restricted stock issuance	4,000	—	—	—	—
Amortization of stock-based compensation	—	—	247	—	247
Balance, March 31, 2022	13,189,112	$132	$748	$7,456	$8,336

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$14,933
Net loss	—	—	—	(1,953)	(1,953)
Common stock issuance	238,194	3	876	—	879
Restricted stock issuance	306,390	3	(3)	—	—
Amortization of stock-based compensation	—	—	315	—	315
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$14,174
Net loss	—	—	—	(3,064)	(3,064)
Common stock issuance	7,779	—	21	—	21
Restricted stock issuance	(10,000)	(1)	—	—	(1)
Stock option exercise	49,000	—	89	—	89
Amortization of stock-based compensation	—	—	246	—	246
Balance, March 31, 2021	12,413,372	$124	$(1,023)	$12,364	$11,465

Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(3,422)	$(5,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	503	426
Amortization	159	159
Non cash amortization of right-of-use asset and liability	(58)	(105)
Provision for excess and obsolete inventories	171	115
Share based compensation expense	528	561
Loss (gain) from disposal of property and equipment	2	(10)
Changes in assets and liabilities:
Accounts receivable	6,644	(649)
Unbilled revenue	(689)	(54)
Income tax receivable/payable	—	35
Inventories	(57)	(247)
Prepaid expenses and other assets	(254)	(533)
Accounts payable	1,049	881
Accrued expenses and other liabilities	19	375
Deferred revenue	57	(46)
Net cash provided by (used in) operating activities	4,652	(4,109)

Investing Activities:
Proceeds from promissory note receivable	—	1,505
Purchases of property and equipment	(194)	(93)
Disposals of property and equipment	42	29
Net cash (used in) provided by investing activities	(152)	1,441

Financing Activities:
Change in bank line of credit	(2,050)	—
Payments on financing lease obligations	(350)	(207)
Payments on notes payable	—	(1,249)
Proceeds from sale of common stock	804	900
Proceeds from stock options exercised	—	89
Net cash used in financing activities	(1,596)	(467)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,904	(3,135)
Cash, cash equivalents and restricted cash at beginning of period	2,942	8,373
Cash, cash equivalents and restricted cash at end of period	$5,846	$5,238

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the six months ended March 31, 2022 and 2021, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers totaled approximately $1.5 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and $2.6 million and $1.3 million for the six month period ended March 31, 2022 and 2021, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually accounted to 10% or greater of the Company's revenue, to two customers which totaled 38%, and to three customers comprised approximately 24%, of consolidated revenues for the six months ended March 31, 2022 and 2021, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Wireless services	$7,767	$4,334	$14,885	$9,581
Telco equipment	15,986	8,189	27,410	15,464
Telco repair	6	7	18	13
Telco recycle	—	137	136	358
Total sales	$23,759	$12,667	$42,449	$25,416
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At March 31, 2022 and September 30, 2021, contract assets were $3.2 million and $2.5 million, respectively, and contract liabilities were $0.2 million and $0.2 million, respectively. The Company recognized $0.2 million of contract revenue during the six months ended March 31, 2021 related to contract liabilities recorded in deferred revenue at September 30, 2021.
Note 3 – Accounts Receivable Agreements
On March 17, 2022, the Company replaced its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender with new accounts receivable purchase facilities with capacities of $9.0 million for Nave and $1.5 million for Triton. Under both facilities, the lender advances the Company 90% of sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. The lender charges a fee of 1.3% of sold receivables, and both facilities mature on March 17, 2023.

On March 17, 2022, the Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. Under the restructure, the credit capacity excluding a major customer was reduced from $4.5 million to $2.0 million, with a fee of 1.6% of sold receivables. The credit capacity secured by receivables of a major customer was reduced from $8.5 million to $6.5 million, with a fee of 1.5% of sold receivables. The lender advances the Company 90% of sold receivables and establishes a reserve of 10% of the sold receivables at initial sale, which increases to 100% over time after 120 days, until the Company collects the sold receivables. The facilities mature on December 17, 2022.
The Company has a total capacity under all four lines of $19.0 million, which can be reallocated between the lines as needed. As of March 31, 2022, the lender has a reserve against the sold receivables of $1.9 million, which is reflected as restricted cash.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $11.3 million at March 31, 2022 for which there is a limit of $19.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at March 31, 2022 as the Company concluded that the sold receivables are collectible.
For the six months ended March 31, 2022 and 2021, the Company received proceeds from the sold receivables from all of the facilities of $19.9 million and $9.5 million, respectively, and included the proceeds in net cash used in operating activities in the consolidated statements of cash flows. The Company recorded costs of $0.3 million and $0.1 million for the six months ended March 31, 2022 and 2021, respectively, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at March 31, 2022 and September 30, 2021 are as follows, in thousands:

	March 31, 2022	September 30, 2021
New equipment	$1,437	$1,295
Refurbished and used equipment	8,018	8,103
Allowance for excess and obsolete inventory	(3,647)	(3,476)
Total inventories, net	$5,808	$5,922

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
Intangible assets with their associated accumulated amortization and impairment at March 31, 2022 and September 30, 2021 are as follows, in thousands:

	March 31, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,833)	$322
Trade name – 10 years	2,122	(1,496)	626
Total intangible assets	$5,277	$(4,329)	$948

	September 30, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,780)	$375
Trade name – 10 years	2,122	(1,390)	732
Total intangible assets	$5,277	$(4,170)	$1,107

Note 6 – Debt
Credit Agreement
On March 17, 2022, the Company closed its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender. See Note 3 - Accounts Receivable Agreements for more information about the Company's receivables purchase facilities.
Note 7 – Equity Distribution Agreement and Sale of Common Stock
On April 24, 2020, the Company entered into an Equity Distribution Agreement with Northland Securities, Inc., as agent (“Northland”), pursuant to which the Company may offer and sell, from time to time, through Northland, shares of the Company’s common stock, par value 0.01 per share, having an aggregate offering price of up to $13.9 million ("Shares").
The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by the Company with the Securities and Exchange Commission (the “SEC”) on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020.
Pursuant to the Sales Agreement, Northland may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with Northland. Northland will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose. The Sales

Agreement may be terminated without prior notice at any time prior to the fulfillment if additional sales are deemed not warranted.
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
During the six months ended March 31, 2022, 464,772 shares were sold by Northland on behalf of the Company with gross proceeds of $0.8 million, and net proceeds after commissions and fees of $0.8 million.
Note 8 – Earnings Per Share
Basic and diluted earnings per share for the three and six months ended March 31, 2022 and 2021 are (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net loss attributable to common shareholders	$(1,394)	$(3,064)	(3,422)	(5,017)

Basic and diluted weighted average shares	13,071,053	12,416,594	12,875,055	12,281,721

Basic and diluted loss per common share:	$(0.11)	$(0.25)	$(0.27)	$(0.41)
The table below includes information related to stock options that were outstanding at the end of each respective three and six-month period ended March 31, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock options excluded	50,000	90,744	50,000	95,423
Weighted average exercise price of stock options	$1.28	$1.52	$1.28	$1.53
Average market price of common stock	$1.32	$2.94	$1.69	$2.74
Note 9 – Supplemental Cash Flow Information

(in thousands)	Six Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$121	$73
Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$475	$369
Note 10 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At March 31, 2022, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 217,029 shares were available for future grants.

Stock Options
As of September 30, 2021, there were 50,000 stock options with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $54,000 outstanding under the Plan. There were no stock options granted, exercised, expired or forfeited during the six months ended March 31, 2022. As of March 31, 2022, 50,000 stock options remained outstanding and exercisable, with an average exercise price of $1.28 per share and an aggregate intrinsic value of $7,500.
Restricted stock awards
A summary of the Company's non-vested restricted share awards (RSA) at March 31, 2022 and changes during the quarter ended March 31, 2022 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at December 31, 2021	737,634	$1,768
Granted	40,000	53
Vested	(144,847)	(370)
Forfeited	(36,000)	(74)
Non-vested at March 31, 2022	596,787	$1,377
During the three month period ended March 31, 2022 and 2021, compensation expenses related to share-based arrangements including restricted stock and stock option awards, were $0.2 million and $0.2 million, respectively.
During the six month period ended March 31, 2022 and 2021, compensation expenses related to share-based arrangements including restricted stock and stock option awards, were $0.5 million and $0.6 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and six month period ended March 31, 2022 and 2021.
At March 31, 2022, unrecognized compensation expense related to non-vested share-based compensation awards not yet recognized in the consolidated statements of operations was $0.6 million. That cost is expected to be recognized over a period of 2.9 years.
Note 11 – Leases
Our Wireless segment has an operating lease for a building in Fridley, Minnesota for Fulton Technologies, Inc. As a result of closing down and vacating Fulton Technologies, Inc.’s Minnesota office in May 2019, a third-party telecom company began subleasing this building in June 2019. The lease term expired on December 31, 2021.
Our Telco segment has an operating lease for a building in Jessup, Maryland for Nave Communications.  As a result of moving Nave’s operations to Palco Telecom, a third-party logistics provider in Huntsville, Alabama, in fiscal year 2020, Nave completely vacated the building in May 2020 and has subleased part of the building through the end of the lease period.
Rental payments received related to these subleases were recorded as a reduction to rent expense in our consolidated statements of operations for the three and six month periods ending March 31, 2022 and 2021.
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

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Sales
Wireless	$7,766	$4,334	$14,885	$9,581
Telco	15,993	8,333	27,564	15,835
Total sales	$23,759	$12,667	$42,449	$25,416
Gross profit
Wireless	$1,537	$1,527	$3,044	$3,136
Telco	4,221	1,654	7,345	3,674
Total gross profit (loss)	$5,758	$3,181	$10,389	$6,810

Loss from operations
Wireless	$(2,203)	$(1,537)	$(4,528)	$(2,642)
Telco	1,038	(1,510)	1,462	(2,319)
Total loss from operations	$(1,165)	$(3,047)	$(3,066)	$(4,961)

(in thousands)	March 31, 2022	September 30, 2021
Segment assets
Wireless	$9,290	$7,867
Telco	9,256	14,472
Non-allocated	5,326	4,973
Total assets	$23,872	$27,312

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
With the partial reopening of the economy the economic effects of the pandemic, including new Covid 19 variants, and resulting societal changes remain unpredictable. Although we experienced increased revenues in recent quarters compared to prior year quarters since the pandemic began in 2020, there are a number of uncertainties that could impact our future results of operations, including the efficacy and widespread distribution of a vaccine, the return of major outdoor events during the summer and fall months, and the impact of COVID-19 on the operating results and capital budgets of our customers.
Results of Operations
Comparison of Results of Operations for the three months ended March 31, 2022 and March 31, 2021
Consolidated
Consolidated sales increased $11.1 million, or 88%, to $23.8 million for three months ended March 31, 2022 from $12.7 million for the three months ended March 31, 2021.  The increase in sales was due to increased sales in the Telco segment of $7.7 million and an increase in Wireless segment sales of $3.4 million.
Consolidated gross profit was $5.8 million, or 24% gross margin for the three months ended March 31, 2022, compared to gross profit of $3.2 million, or 25% gross margin for the three months ended march 31, 2021, an increase of $2.6 million. The increase in gross profit was due to an increase in the Telco segment of $2.6 million. The decrease in gross margin percent was due to lower margins in the Wireless segment offset by increases in the Telco segment as a result of continued global supply chain constraints.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses were $2.8 million, compared to $2.2 million in the same period last year, an increase of $0.6 million due primarily to increases in headcount in our Wireless segment to support 5G services activity.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense increased $0.1 million, or 2%, to $3.9 million for the three months ended March 31, 2022 from $3.8 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.
Segment Results
Wireless
Revenues for the Wireless segment increased $3.5 million to $7.8 million for the three months ended March 31, 2022 from $4.3 million for the same period of last year. The growth in revenues over the prior year period relates to the pace of the 5G services activity construction undertaken on behalf of our expanded customer base. Revenues from some customers have been impacted by global supply chain issues as components necessary for build outs have slowed in some cases.
Gross profit was $1.5 million, or 20% for the three months ended March 31, 2022 compared to $1.5 million, or 35%, for the three months ended March 31, 2021. The decrease in the gross profit percentage was the result of new business with a major customer at a lower margin level caused by deploying to new markets and related startup costs, and as a result of a couple of non-profitable markets, due to lower volume commitments from some customers, which we have exited.
Loss from operations was $2.2 million and $1.5 million for three months ended March 31, 2022 and 2021, respectively. The increase is mainly attributable to investment in our regional growth strategy associated with anticipated 5G infrastructure build outs.

Telco
Sales for the Telco segment increased $7.7 million to $16.0 million for the three months ended March 31, 2022 from $8.3 million for the same period last year. The increase in revenues was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints.
Gross profit was $4.2 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. The increased gross profit was due primarily to increased revenues of $16.0 million. Additionally, global supply chain issues have generally led to higher pricing to customers.
Income from operations was $1.0 million for the three months ended March 31, 2022 compared to a loss of $1.5 million for the same period last year, primarily due to the reasons discussed above.

Comparison of Results of Operations for the six months ended March 31, 2022 and March 31, 2021

Consolidated

Consolidated sales increased $17.0 million, or 67%, to $42.4 million for the six months ended March 31, 2022 from $25.4 million for the six months ended March 31, 2021. The increase in sales was due to increased sales in the Telco segment of $11.7 million and an increase in Wireless segment sales of $5.3 million.

Consolidated gross profit increased $3.6 million, or 53%, to $10.4 million for the six months ended March 31, 2022 from $6.8 million for the same period last year. The increase in gross profit was due to an increase in the Telco segment of $3.6 million, partially offset by a decrease in the Wireless segment of $0.1 million.

Consolidated operating expenses increased $1.1 million, or 24%, to $5.3 million for the six months ended March 31, 2022 from $4.2 million for the same period last year, due primarily to increases in headcount in our Wireless segment to support 5G services activity.

Consolidated selling, general and administrative expenses increased $0.5 million, or 8%, to $7.5 million for the six months ended March 31, 2022 from $7.0 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.

Segment Results

Wireless

Revenues for the Wireless segment were $14.9 million for the six months ended March 31, 2022 and $9.6 million for the same period last year, an increase of $5.3 million. The increase in revenues over the prior year period relates to the pace of the 5G services activity now underway.

Gross profit was $3.0 million, or 20% for the six months ended March 31, 2022 and $3.1 million, or 33%, for six months ended March 31, 2021. The decreases were the result of new business with a major customer at a lower margin level caused by deploying to new markets and related startup costs, and as a result of a couple of non-profitable markets, due to lower volume commitments from some customers, which we have exited.
Loss from operations was $4.5 million and $2.6 million for six months ended March 31, 2022 and 2021, respectively. The increase is mainly attributable to investment in our regional growth strategy associated with anticipated 5G infrastructure build outs.

Telco

Sales for the Telco segment increased $11.7 million to $27.5 million for the six months ended March 31, 2022 from $15.8 million for the same period last year. The increase was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints.

Gross profit was $7.3 million for the six months ended March 31, 2022 compared to $3.7 million for six months ended March 31, 2021, primarily as a result of the segment's increase in revenues.

Income from operations was $1.5 million for the six months ended March 31, 2022 compared to a loss of $2.3 million for the same period last year.
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
The following table provides a reconciliation by segment of loss from operations to Adjusted EBITDA for the three- and six-month periods ended March 31, 2022 and 2021, in thousands:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(2,203)	$1,038	$(1,165)	$(1,537)	$(1,510)	$(3,047)
Depreciation and amortization expense	197	121	318	176	128	304
Stock compensation expense	114	133	247	107	139	246
Adjusted EBITDA	$(1,892)	$1,292	$(600)	$(1,254)	$(1,243)	$(2,497)

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(4,528)	$1,462	$(3,066)	$(2,642)	$(2,319)	$(4,961)
Depreciation and amortization expense	416	246	662	328	257	585
Stock compensation expense	257	271	528	247	314	561
Adjusted EBITDA	$(3,855)	$1,979	$(1,876)	$(2,067)	$(1,748)	$(3,815)

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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2022, we had total inventory, before the reserve for excess and obsolete inventories, of $9.5 million, consisting of $1.4 million in new products and $8.0 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered. Therefore, we have an obsolete and excess inventory reserve of $3.6 million at March 31, 2022. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives ranging from 3 years to 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2022, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities
During the six months ended March 31, 2022, cash provided by operations was $4.7 million. Cash flows from operations were negatively impacted by a net loss of $3.4 million, offset by net cash provided by working capital of $6.8 million primarily related to the reduction of receivables associated with our new accounts receivable purchase facilities, and non-cash adjustments of $1.3 million, primarily depreciation and amortization.
Cash Flows Used in Investing Activities
During the six months ended March 31, 2022, cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.
Cash Flows Used in Financing Activities
During the six months ended March 31, 2022, cash used in financing activities was $1.6 million, primarily consisting of $2.1 million related to repayment of our bank line of credit and payments on financing lease obligations of $0.3 million, partially offset by net proceeds from the sale of our common stock utilizing our shelf registration of $0.8 million.

Liquidity and Capital Resources
At March 31, 2022 we had cash and equivalents and restricted cash on hand of $5.8 million.
On March 17, 2022, the Company replaced its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender with new accounts receivable purchase facilities. The Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. With the new and restructured receivables purchase facilities, the Company has increased its overall capacity to factor its accounts receivable during the quarter ended March 31, 2022 from $16.0 million to $19.0 million for working capital needs.
We entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which we may offer and sell, from time to time, through Northland, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $13.9 million ("Shares"). The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by us with the Securities and Exchange Commission (the "SEC") on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020. The shelf registration statement will remain effective for three years from the date declared effective by the SEC. We currently have approximately $9.9 million available to us to fund our working capital needs under the Sales Agreement. Based on our availability under our accounts receivable purchase facilities and our Sales Agreement, we believe we have sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.
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
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the six months ended March 31, 2022, the Company sold 464,772 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the six months were $0.8 million and net proceeds were $0.8 million after the payment of $34 thousand in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $4.0 million and total net proceeds to the Company are $3.8 million after the payment of $0.2 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13.9 million in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

Item 6.  Exhibits.

Exhibit No.	Description

10.1	Business Loan Agreement between ADDvantage Technologies Group Inc. and Nave Communications Company and Vast Bank, N.A. executed March 17, 2022.

10.2	Business Manager Agreement between Nave Communications Company and Vast Bank, N.A. executed March 17, 2022.

10.3	Business Loan Agreement between ADDvantage Technologies Group Inc. and ADDvantage Triton LLC and Vast Bank, N.A. executed March 17, 2022.

10.4	Business Manager Agreement between ADDvantage Triton LLC and Vast Bank, N.A. executed March 17, 2022.

10.5	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc., and Vast Bank, N.A., executed March 17, 2022

10.6	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc., and Vast Bank, N.A., executed March 17, 2022

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC. (Registrant)
Date: May 12, 2022
/s/ Joseph E. Hart
Joseph E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)