Form 10-Q
period 2022-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2022-08-11
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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

Shares outstanding of the issuer's $.01 par value common stock as of August 8, 2022 were 13,276,191.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended June 30, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30, 2022	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$4,157	$2,608
Restricted cash	1,782	334
Accounts receivable, net of allowances of $250, respectively	2,384	7,013
Unbilled revenue	2,786	2,488
Inventories, net of allowances of $3,714 and $3,476, respectively	7,609	5,922
Prepaid expenses and other assets	1,584	1,431
Total current assets	20,302	19,796

Property and equipment, at cost:
Machinery and equipment	5,512	4,973
Leasehold improvements	899	813
Total property and equipment, at cost	6,411	5,786
Less: Accumulated depreciation	(2,899)	(2,293)
Net property and equipment	3,512	3,493
Right-of-use lease assets	2,009	2,730
Intangibles, net of accumulated amortization	868	1,107
Goodwill	58	58
Other assets	117	128
Total assets	$26,866	$27,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,559	$7,044
Accrued expenses	1,509	1,581
Deferred revenue	87	168
Bank line of credit	—	2,050
Right-of-use lease obligations, current	1,215	1,198
Finance lease obligations, current	665	582
Other current liabilities	922	692
Total current liabilities	14,957	13,315
Right-of-use lease obligations, long-term	1,221	2,141
Finance lease obligations, long-term	1,335	1,429
Total liabilities	17,513	16,885
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 13,168,191 and 12,610,229 shares issued and outstanding, respectively	132	126
Paid in capital	890	(578)
Retained earnings	8,331	10,879
Total shareholders’ equity	9,353	10,427
Total liabilities and shareholders’ equity	$26,866	$27,312

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales	$27,789	$17,017	$70,238	$42,433
Cost of sales	19,642	12,748	51,702	31,354
Gross profit	8,147	4,269	18,536	11,079
Operating expenses	2,544	2,508	7,796	6,733
Selling, general and administrative expenses	4,145	3,561	11,684	10,532
Depreciation and amortization expense	313	314	975	899
Loss (gain) on disposal of assets	—	(13)	2	(23)
Income (loss) from operations	1,145	(2,101)	(1,921)	(7,062)
Other income (expense):
Interest income	—	34	—	115
Other expense, net	(233)	(34)	(473)	(61)
Interest expense	(37)	(46)	(154)	(156)
Other income (expense), net	(270)	(46)	(627)	(102)

Income (loss) before income taxes	875	(2,147)	(2,548)	(7,164)
Benefit for income taxes	—	(23)	—	(23)

Net income (loss)	$875	$(2,124)	$(2,548)	$(7,141)

Income (loss) per share:
Basic and diluted	$0.07	$(0.17)	$(0.20)	$(0.58)
Shares used in per share calculation:
Basic and diluted	13,191,792	12,495,438	12,980,634	12,352,960

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, September 30, 2021	12,610,229	$126	$(578)	$10,879	$10,427
Net loss	—	—	—	(2,029)	(2,029)
Common stock issuance	320,787	3	633	—	636
Restricted stock issuance	110,111	1	(1)	—	—
Amortization of stock-based compensation	—	—	281	—	281
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315

Net loss	—	—	—	(1,394)	(1,394)
Common stock issuance	143,985	2	166	—	168
Restricted stock issuance	4,000	—	—	—	—
Amortization of stock-based compensation	—	—	247	—	247
Balance, March 31, 2022	13,189,112	$132	$748	$7,456	$8,336

Net income	—	—	—	875	875
Common stock issuance	30,745	—	38	—	38
Restricted stock forfeitures	(51,666)	(1)	1	—	—
Amortization of stock-based compensation	—	—	103	—	103
Balance, June 30, 2022	13,168,191	$132	$890	$8,331	$9,353

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$14,933
Net loss	—	—	—	(1,953)	(1,953)
Common stock issuance	238,194	3	876	—	879
Restricted stock issuance	306,390	3	(3)	—	—
Amortization of stock-based compensation	—	—	315	—	315
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$14,174

Net loss	—	—	—	(3,064)	(3,064)
Common stock issuance	7,779	—	21	—	21
Restricted stock issuance, net of forfeitures	(10,000)	(1)	—	—	(1)
Stock option exercise	49,000	—	89	—	89
Amortization of stock-based compensation	—	—	246	—	246
Balance, March 31, 2021	12,413,372	$124	$(1,023)	$12,364	$11,466

Net loss	—	—	—	(2,124)	(2,124)
Restricted stock issuance	98,000	1	(1)	—	—
Amortization of stock-based compensation	—	—	279	—	279
Balance, June 30, 2021	12,511,372	$125	$(745)	$10,240	$9,620

Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(2,548)	$(7,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	736	661
Amortization	239	239
Non cash amortization of right-of-use asset and liability	(182)	(161)
Provision for excess and obsolete inventories	238	115
Stock based compensation expense	631	840
Loss (gain) from disposal of property and equipment	2	(23)
Changes in assets and liabilities:
Accounts receivable	4,629	(4,379)
Unbilled revenue	(298)	(274)
Income tax receivable/payable	—	1,255
Inventories	(1,925)	(150)
Prepaid expenses and other assets	(142)	(269)
Accounts payable	3,515	3,012
Accrued expenses and other liabilities	158	456
Deferred revenue	(81)	31
Net cash provided by (used in) operating activities	4,972	(5,788)

Investing Activities:
Proceeds from promissory note receivable	—	1,910
Purchases of property and equipment	(245)	(185)
Disposals of property and equipment	42	43
Net cash (used in) provided by investing activities	(203)	1,768

Financing Activities:
Payments on bank line of credit	(2,050)	—
Payments on financing lease obligations	(564)	(359)
Payments on notes payable	—	(1,249)
Proceeds from sale of common stock	842	900
Proceeds from stock options exercised	—	89
Net cash used in financing activities	(1,772)	(619)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,997	(4,639)
Cash, cash equivalents and restricted cash at beginning of period	2,942	8,373
Cash, cash equivalents and restricted cash at end of period	$5,939	$3,734

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the nine months ended June 30, 2022 and 2021, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers totaled approximately $2.0 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively and $4.7 million and $2.9 million for the nine months ended June 30, 2022 and 2021, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually amounted to 10% or greater of the Company's revenue, to two customers totaled 34%, and to three customers totaled 39% of consolidated revenues for the nine months ended June 30, 2022 and 2021, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Wireless services sales	$7,243	$4,136	$22,128	$13,716
Telco equipment	20,346	12,826	47,757	28,289
Telco repair	8	1	25	14
Telco recycle	192	54	328	414
Total sales	$27,789	$17,017	$70,238	$42,433
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At June 30, 2022 and September 30, 2021, contract assets were $2.8 million and $2.5 million, respectively, and contract liabilities were $0.1 million and $0.2 million, respectively. The Company recognized $0.2 million of contract revenue during the nine months ended June 30, 2022 related to contract liabilities recorded in deferred revenue at September 30, 2021.
Note 3 – Accounts Receivable Agreements
On March 17, 2022, the Company replaced its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender with new accounts receivable purchase facilities with capacities of $12.5 million for Nave and $3.0 million for Triton. Under both facilities, the lender advances the Company 90% of sold receivables and establishes a reserve of 10% of the sold receivables until the Company collects the sold receivables. The lender charges a fee of 1.3% of sold receivables, and both facilities mature on March 17, 2023.

On March 17, 2022, the Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. Under the restructure, the credit capacity excluding a major customer is $1.0 million, with a fee of 1.6% of sold receivables. The credit capacity secured by receivables of a major customer is $2.5 million, with a fee of 1.5% of sold receivables. The lender advances the Company 90% of sold receivables and establishes a reserve of 10% of the sold receivables at initial sale, which increases to 100% over time after 120 days, until the Company collects the sold receivables. The facilities mature on December 17, 2022.
The Company has a total capacity under all four facilities of $19.0 million, which has been reallocated between the facilities to accommodate current needs. As of June 30, 2022, the lender has a reserve against the sold receivables of $1.8 million, which is reflected as restricted cash on the consolidated balance sheets.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $11.8 million at June 30, 2022 for which there is a limit of $19.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at June 30, 2022 as the Company concluded that the sold receivables are collectible.
For the nine months ended June 30, 2022 and 2021, the Company received proceeds from the sold receivables from all of the facilities of $43.2 million and $12.9 million, respectively, and included the proceeds in net cash provided by or used in operating activities in the consolidated statements of cash flows. The Company recorded costs of $0.6 million and $0.2 million for the nine months ended June 30, 2022 and 2021, respectively, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at June 30, 2022 and September 30, 2021 are as follows, in thousands:

	June 30, 2022	September 30, 2021
New equipment	$1,951	$1,295
Refurbished and used equipment	9,372	8,103
Allowance for excess and obsolete inventory	(3,714)	(3,476)
Total inventories, net	$7,609	$5,922

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
Intangible assets with their associated accumulated amortization at June 30, 2022 and September 30, 2021 are as follows, in thousands:

	June 30, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,860)	$295
Trade name – 10 years	2,122	(1,549)	573
Total intangible assets	$5,277	$(4,409)	$868

	September 30, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,780)	$375
Trade name – 10 years	2,122	(1,390)	732
Total intangible assets	$5,277	$(4,170)	$1,107
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
During the nine months ended June 30, 2022, 495,517 shares were sold by Northland on behalf of the Company with gross proceeds of $0.9 million, and net proceeds after commissions and fees of $0.8 million.
Note 8 – Earnings Per Share
Basic and diluted earnings per share for the three and nine months ended June 30, 2022 and 2021 are (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders	$875	$(2,124)	$(2,548)	$(7,141)

Basic and diluted weighted average shares	13,191,792	12,495,438	12,980,634	12,352,960

Basic and diluted income (loss) per common share	$0.07	$(0.17)	$(0.20)	$(0.58)
The table below includes information related to stock options that were outstanding at the end of each respective three and nine month period ended June 30, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Stock options excluded	50,000	50,000	50,000	50,000

Weighted average exercise price of stock options	$1.28	$1.28	$1.28	$1.28
Average market price of common stock	$1.27	$2.35	$1.55	$2.61
Note 9 – Supplemental Cash Flow Information

(in thousands)	Nine Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$158	$106
Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$553	$832
Note 10 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At June 30, 2022, 2,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 268,695 shares were available for future grants.

Stock Options
As of September 30, 2021, there were 50,000 stock options with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $54,000 outstanding under the Plan. There were no stock options granted, exercised, expired or forfeited during the nine months ended June 30, 2022. As of June 30, 2022, 50,000 stock options remained outstanding and exercisable, with an average exercise price of $1.28 per share and an aggregate intrinsic value of $(1,000).
Restricted stock awards
A summary of the Company's non-vested restricted share awards at June 30, 2022 and changes during the quarter ended June 30, 2022 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at March 31, 2022	596,787	$1,377
Granted	—	—
Vested	(13,333)	(28)
Forfeited	(51,666)	(121)
Non-vested at June 30, 2022	531,788	$1,228
During the three month period ended June 30, 2022 and 2021, expenses related to share-based arrangements including restricted stock and stock option awards, were $0.1 million and $0.3 million, respectively.
During the nine month period ended June 30, 2022 and 2021, compensation expenses related to share-based arrangements including restricted stock and stock option awards, were $0.6 million and $0.8 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and nine month period ended June 30, 2022 and 2021.
At June 30, 2022, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.4 million. That cost is expected to be recognized over a period of 2.7 years.
Note 11 – Leases
Our Wireless segment has an operating lease for a building in Fridley, Minnesota for Fulton Technologies, Inc. As a result of closing down and vacating Fulton Technologies, Inc.’s Minnesota office in May 2019, a third-party telecom company began subleasing this building in June 2019. The lease term expired on December 31, 2021.
Our Telco segment has an operating lease for a building in Jessup, Maryland for Nave Communications.  As a result of moving Nave’s operations to Palco Telecom, a third-party logistics provider in Huntsville, Alabama, in fiscal year 2020, Nave completely vacated the building in May 2020 and has subleased the building through the end of the lease period.
Rental payments received related to these subleases were recorded as a reduction to rent expense in our consolidated statements of operations for the three and nine month periods ending June 30, 2022 and 2021.
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

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales
Wireless	$7,243	$4,136	$22,128	$13,716
Telco	20,546	12,881	48,110	28,717
Total sales	$27,789	$17,017	$70,238	$42,433
Gross profit
Wireless	$1,974	$1,233	$5,018	$4,369
Telco	6,173	3,036	13,518	6,710
Total gross profit (loss)	$8,147	$4,269	$18,536	$11,079

Income (loss) from operations
Wireless	$(1,461)	$(2,117)	$(5,985)	$(4,759)
Telco	2,606	16	4,064	(2,303)
Total income (loss) from operations	$1,145	$(2,101)	$(1,921)	$(7,062)

(in thousands)	June 30, 2022	September 30, 2021
Segment assets
Wireless	$7,968	$7,867
Telco	13,595	14,472
Non-allocated	5,303	4,973
Total assets	$26,866	$27,312

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
Results of Operations
Comparison of Results of Operations for the three months ended June 30, 2022 and June 30, 2021
Consolidated
Consolidated sales increased $10.8 million, or 63%, to $27.8 million for the three months ended June 30, 2022 from $17.0 million for the three months ended June 30, 2021.  The increase in sales was due to a 60% increase in sales in the Telco segment of $7.7 million and a 75% increase in Wireless segment sales of $3.1 million.
Consolidated gross profit was $8.1 million, or 29% gross margin for the three months ended June 30, 2022, compared to gross profit of $4.3 million, or 25% gross margin for the three months ended June 30, 2021, an increase of $3.8 million. The increase in gross profit was due to an increase in the Telco segment of $3.1 million, and an increase in the Wireless segment of $0.7 million. The improvement in margin percent was due to strong demand in our Telco segment fueled by global supply issues, along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport offset by 3% lower margins in the Wireless segment which was attributable to mobilization costs for the newer markets entered into with a large customer earlier in the year.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, fuel, insurance, communication, and business taxes, among other cost categories. Operating expenses were $2.5 million, compared to $2.5 million in the same period last year, representing no change in absolute dollars, but a decline from 15% of revenue to 9% of revenue due primarily to cost control measures instituted by the Company during the latter part of the fiscal second quarter and continuing into the fiscal third quarter of 2022.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense increased $0.5 million, or 16%, to $4.1 million for the three months ended June 30, 2022 from $3.6 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.
Segment Results
Wireless
Revenues for the Wireless segment increased $3.1 million to $7.2 million for the three months ended June 30, 2022 from $4.1 million for the same period of last year. The growth in revenues over the prior year period relates to the pace of the 5G services activity undertaken on behalf of our expanded customer base. Revenues from some customers have been impacted by global supply chain issues as components necessary for build outs have slowed in some cases.
Gross profit was $2.0 million, or 27% for the three months ended June 30, 2022 compared to $1.2 million, or 30%, for the three months ended June 30, 2021. The decrease in the gross profit percentage was the result of new business with a major customer at a lower margin level caused by deploying to new markets and related startup costs.

Loss from operations was $1.5 million and $2.1 million for three months ended June 30, 2022 and 2021, respectively. The decrease is mainly attributable to investment in our regional growth strategy associated with anticipated 5G infrastructure build outs.
Telco
Sales for the Telco segment increased $7.7 million to $20.6 million for the three months ended June 30, 2022 from $12.9 million for the same period last year. The increase was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.
Gross profit was $6.2 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively. The increased gross profit was due primarily to increased revenues of $20.6 million. Additionally, global supply chain issues have generally led to higher pricing to customers.
Income from operations was $2.6 million for the three months ended June 30, 2022 compared to $16 thousand for the same period last year, increasing primarily due to the reasons discussed above.

Comparison of Results of Operations for the nine months ended June 30, 2022 and June 30, 2021

Consolidated

Consolidated sales increased $27.8 million, or 66%, to $70.2 million for the nine months ended June 30, 2022 from $42.4 million for the nine months ended June 30, 2021. The increase in sales was due to increased sales in the Telco segment of $19.4 million and an increase in Wireless segment sales of $8.4 million.

Consolidated gross profit increased $7.4 million, or 67%, to $18.5 million for the nine months ended June 30, 2022 from $11.1 million for the same period last year. The increase in gross profit was due to an increase in the Telco segment of $6.8 million, as well as an increase in the Wireless segment of $0.6 million.

Consolidated operating expenses increased $1.1 million, or 16%, to $7.8 million for the nine months ended June 30, 2022 from $6.7 million for the same period last year, due primarily to increases in headcount in our Wireless segment to support 5G services activity during the year.

Consolidated selling, general and administrative expenses increased $1.2 million, or 11%, to $11.7 million for the nine months ended June 30, 2022 from $10.5 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.

Segment Results

Wireless

Revenues for the Wireless segment were $22.1 million for the nine months ended June 30, 2022 and $13.7 million for the same period last year. The increase in revenues over the prior year period relates to the pace of the 5G services activity the Company estimates is now underway.

Gross profit was $5.0 million, or 23% for the nine months ended June 30, 2022 and $4.4 million, or 32%, for the nine months ended June 30, 2021. The decrease in the gross profit percentage was the result of new business with a major customer at a lower margin level caused by deploying to new markets and related startup costs, and as a result of a couple of non-profitable markets, due to lower volume commitments from some customers, which we have exited.
Loss from operations was $6.0 million and $4.8 million for nine months ended June 30, 2022 and 2021, respectively. The increase is mainly attributable to investment in our regional growth strategy associated with anticipated 5G infrastructure build outs.

Telco

Sales for the Telco segment increased $19.4 million to $48.1 million for the nine months ended June 30, 2022 from $28.7 million for the same period last year. The increase was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.

Gross profit was $13.5 million for the nine months ended June 30, 2022 compared to $6.7 million for the nine months ended June 30, 2021, as a result of the segment's increase in revenues coupled with an increase in gross profit percent by 5% due to price elasticity associated with global supply chain issues.
Income from operations was $4.1 million for the nine months ended June 30, 2022 compared to a loss of $2.3 million for the same period last year.
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
The following table provides a reconciliation by segment of loss from operations to Adjusted EBITDA for the three and nine month periods ended June 30, 2022 and 2021, in thousands:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(1,461)	$2,606	$1,145	$(2,117)	$16	$(2,101)
Depreciation and amortization expense	192	121	313	185	129	314
Stock compensation expense	44	59	103	136	143	279
Adjusted EBITDA	$(1,225)	$2,786	$1,561	$(1,796)	$288	$(1,508)

	Nine Months Ended June 30, 2022			Nine Months Ended June 30, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(5,985)	$4,064	$(1,921)	$(4,759)	$(2,303)	$(7,062)
Depreciation and amortization expense	608	367	975	513	387	899
Stock compensation expense	289	342	631	383	457	840
Adjusted EBITDA	$(5,088)	$4,773	$(315)	$(3,863)	$(1,459)	$(5,323)

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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2022, we had total inventory, before the reserve for excess and obsolete inventories, of $11.3 million, consisting of $1.9 million in new products and $9.4 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered. Therefore, we have an obsolete and excess inventory reserve of $3.7 million at June 30, 2022. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of June 30, 2022, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities
During the nine months ended June 30, 2022, cash provided by operations was $5.0 million. Cash flows from operations were negatively impacted by a net loss of $2.5 million, offset by net cash provided by working capital of $5.8 million primarily related to the reduction of receivables associated with our new accounts receivable purchase facilities, and non-cash adjustments of $1.7 million, primarily depreciation, amortization, and stock based compensation expenses.

Cash Flows Used in Investing Activities
During the nine months ended June 30, 2022, cash used in investing activities was $0.2 million, consisting primarily of purchases of property and equipment.
Cash Flows Used in Financing Activities
During the nine months ended June 30, 2022, cash used in financing activities was $1.8 million, primarily consisting of $2.1 million related to repayment of our bank line of credit and payments on financing lease obligations of $0.5 million, partially offset by net proceeds from the sale of our common stock utilizing our shelf registration of $0.8 million.
Liquidity and Capital Resources
At June 30, 2022 we had cash and equivalents and restricted cash on hand of $5.9 million.
On March 17, 2022, the Company replaced its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender with new accounts receivable purchase facilities. The Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. With the new and restructured receivables purchase facilities, the Company has an overall capacity to factor its accounts receivable of $19.0 million for working capital needs.
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

Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the nine months ended June 30, 2022, the Company sold 495,517 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the nine months were $0.9 million and net proceeds were $0.8 million after the payment of $37 thousand in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $4.0 million and total net proceeds to the Company are $3.9 million after the payment of $0.1 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13.9 million in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

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
Date: August 11, 2022
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022
/s/ Michael A. Rutledge
Michael A. Rutledge
Interim Chief Financial Officer
(Principal Financial Officer)