Form 10-QT
period 2021-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2022-09-30
CIK 874292

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED ____________________
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2021 TO DECEMBER 31, 2021
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

Shares outstanding of the issuer's $.01 par value common stock as of September 27, 2022 were 14,043,642.

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
Change in year end
In September 2022, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2022. As a result of the change in year end, this document reflects the Company's Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021. The Company's next fiscal year will run from January 1, 2022 through December 31, 2022.
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
On March 17, 2022, the Company closed its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender and replaced it with new accounts receivable purchase facilities with capacities of $12.5 million for Nave and $3.0 million for Triton.

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
Overview
The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this Transition Report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended September 30, 2021, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
Change in Year End
In September 2022, our Board of Directors approved a change in our fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2022. We believe that this change will provide greater alignment with our business cycle and financial reporting. As a result of the change in year end, this document reflects the Company's Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021. Our next fiscal year will run from January 1, 2022 through December 31, 2022.
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
We were not in compliance with a covenant on our credit facilities at December 31, 2021. We notified our primary financial lender of the covenant violation, and on February 14, 2022 the primary lender granted a waiver of the covenant violation. On March 17, 2022, the Company closed its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender and replaced it with new accounts receivable purchase facilities with capacities of $12.5 million for Nave and $3.0 million for Triton.
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
Date: September 30, 2022
/s/ Joseph E. Hart
Joseph E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 30, 2022
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)