Form 10-Q
period 2022-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2022-11-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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

Shares outstanding of the issuer's $.01 par value common stock as of November 9, 2022 were 14,019,642.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended September 30, 2022

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,923	$1,837
Restricted cash	1,785	581
Accounts receivable, net of allowances of $250, respectively	2,403	6,469
Unbilled revenue	2,578	2,219
Inventories, net of allowances of $3,831 and $3,567, respectively	8,665	5,653
Prepaid expenses and other assets	1,648	1,371
Total current assets	22,002	18,130

Property and equipment, at cost:
Machinery and equipment	5,131	5,354
Leasehold improvements	899	821
Total property and equipment, at cost	6,030	6,175
Less: Accumulated depreciation	(2,828)	(2,558)
Net property and equipment	3,202	3,617
Right-of-use lease assets	1,776	2,466
Intangibles, net of accumulated amortization	788	1,027
Goodwill	58	58
Other assets	124	128
Total assets	$27,950	$25,426

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,025	$6,812
Accrued expenses	1,771	1,184
Deferred revenue	287	207
Bank line of credit	—	2,050
Right-of-use lease obligations, current	1,235	1,177
Finance lease obligations, current	573	652
Other current liabilities	567	706
Total current liabilities	13,458	12,788
Right-of-use lease obligations, long-term	905	1,839
Finance lease obligations, long-term	1,117	1,484
Total liabilities	15,480	16,111
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,043,642 and 13,041,127 shares issued and outstanding, respectively	140	130
Paid in capital	2,516	335
Retained earnings	9,814	8,850
Total shareholders’ equity	12,470	9,315
Total liabilities and shareholders’ equity	$27,950	$25,426

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$25,926	$19,727	$77,474	$49,411
Cost of sales	17,383	14,679	55,026	36,913
Gross profit	8,543	5,048	22,448	12,498
Operating expenses	2,303	2,607	7,600	7,282
Selling, general and administrative expenses	4,464	4,357	12,459	11,675
Depreciation and amortization expense	295	329	925	947
Gain on disposal of assets	311	10	309	23
Income (loss) from operations	1,792	(2,235)	1,773	(7,383)
Other income (expense):
Gain on extinguishment of debt	—	2,955	—	2,955
Interest income	—	20	—	87
Other expense, net	(273)	(49)	(675)	(91)
Interest expense	(36)	(82)	(134)	(170)
Other income (expense), net	(309)	2,844	(809)	2,781

Income (loss) before income taxes	1,483	609	964	(4,602)
Benefit for income taxes	—	(30)	—	(53)

Net income (loss)	$1,483	$639	$964	$(4,549)

Income (loss) per share:
Basic and diluted	$0.11	$0.05	$0.07	$(0.36)
Shares used in per share calculation:
Basic and diluted	13,638,162	12,543,727	13,302,410	12,485,719

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315

Net loss	—	—	—	(1,394)	(1,394)
Common stock issuance	143,985	2	166	—	168
Restricted stock issuance	4,000	—	—	—	—
Amortization of stock-based compensation	—	—	247	—	247
Balance, March 31, 2022	13,189,112	$132	$748	$7,456	$8,336

Net income	—	—	—	875	875
Common stock issuance	30,745	—	38	—	38
Restricted stock forfeitures	(51,666)	(1)	1	—	—
Amortization of stock-based compensation	—	—	103	—	103
Balance, June 30, 2022	13,168,191	$132	$890	$8,331	$9,353

Net income				1,483	1,483
Common stock issuance	717,451	7	1,414	—	1,421
Stock option exercise	50,000	1	63	—	64
Restricted stock issuance, net of forfeitures	108,000	1	(1)	—	—
Amortization of stock-based compensation	—	—	150	—	150
Balance, September 30, 2022	14,043,642	$140	$2,516	$9,814	$12,470

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2020	12,366,593	$124	$(1,379)	$15,429	$14,174

Net loss	—	—	—	(3,064)	(3,064)
Common stock issuance	7,779	—	21	—	21
Restricted stock issuance, net of forfeitures	(10,000)	(1)	—	—	(1)
Stock option exercise	49,000	—	89	—	89
Amortization of stock-based compensation	—	—	246	—	246
Balance, March 31, 2021	12,413,372	$124	$(1,023)	$12,364	$11,466

Net loss	—	—	—	(2,124)	(2,124)
Restricted stock issuance	98,000	1	(1)	—	—
Amortization of stock-based compensation	—	—	279	—	279
Balance, June 30, 2021	12,511,372	$125	$(745)	$10,240	$9,620

Net income	—	—	—	639	639
Stock option exercise	—	1	(1)	—	—
Restricted stock issuance	98,857	1	(1)	—	—
Amortization of stock-based compensation	—	—	169	—	169
Balance, September 30, 2021	12,610,229	$126	$(578)	$10,879	$10,427

Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income (loss)	$964	$(4,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	686	709
Amortization	239	238
Non cash amortization of right-of-use asset and liability	(187)	(236)
Provision for excess and obsolete inventories	265	422
Charge for lower of cost or net realizable value inventories	—	105
Stock based compensation expense	500	694
Gain from disposal of property and equipment	(212)	(13)
Gain on extinguishment of debt	—	(2,955)
Changes in assets and liabilities:
Accounts receivable	4,066	(2,203)
Unbilled revenue	(359)	(1,337)
Income tax receivable/payable	—	1,249
Inventories	(3,276)	(249)
Prepaid expenses and other assets	(273)	(384)
Accounts payable	2,213	3,516
Accrued expenses and other liabilities	448	1,148
Deferred revenue	80	42
Net cash provided by (used in) operating activities	5,154	(3,803)

Investing Activities:
Proceeds from promissory note receivable	—	2,270
Purchases of property and equipment	(209)	(226)
Disposals of property and equipment	423	18
Net cash provided by investing activities	214	2,062

Financing Activities:
Payments on bank line of credit	(2,050)	(750)
Payments on financing lease obligations	(719)	(398)
Payments on notes payable	—	55
Proceeds from sale of common stock	1,627	21
Proceeds from stock options exercised	64	89
Net cash used in financing activities	(1,078)	(983)

Net increase (decrease) in cash, cash equivalents and restricted cash	4,290	(2,724)
Cash, cash equivalents and restricted cash at beginning of period	2,418	5,666
Cash, cash equivalents and restricted cash at end of period	$6,708	$2,942

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the nine months ended September 30, 2022 and 2021, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Change in year end
In September 2022, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2022. As a result of the change in year end, the Company filed a Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021. The Company's fiscal year will run from January 1, 2022 through December 31, 2022.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers totaled approximately $1.1 million and $1.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.6 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually amounted to 10% or greater of the Company's revenue, to two customers totaled 30%, and to one customer totaled 20% of consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively.

Our sales by type were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wireless services sales	$7,898	$6,992	$22,907	$15,462
Telco equipment	18,028	12,272	54,363	33,287
Telco repair	—	13	12	21
Telco recycle	—	450	192	641
Total sales	$25,926	$19,727	$77,474	$49,411
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At September 30, 2022 and December 31, 2021, contract assets were $2.6 million and $2.2 million, respectively, and contract liabilities were $0.3 million and $0.2 million, respectively. The Company recognized $0.2 million of contract revenue during the nine months ended September 30, 2022 related to contract liabilities recorded in deferred revenue at December 31, 2021.
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

On March 17, 2022, the Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. Under the restructure, the credit capacity excluding a major customer is $1.0 million, with a fee of 1.6% of sold receivables. The credit capacity secured by receivables of a major customer is $2.5 million, with a fee of 1.5% of sold receivables. The facilities mature on December 17, 2022.

For all four facilities, the lender advances the Company 90% of sold receivables and establishes a reserve of 10% of the sold receivables at initial sale, which increases to 100% over time after 120 days, until the Company collects the sold receivables.
The Company has a total capacity under all four facilities of $19.0 million, which has been reallocated between the facilities to accommodate current needs. As of September 30, 2022, the lender has a reserve against the sold receivables of $1.8 million, which is reflected as restricted cash on the consolidated balance sheets.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $11.0 million at September 30, 2022 for which there is a limit of $19.0 million. Although the sale of receivables is with recourse, the Company did not record a recourse obligation at September 30, 2022 as the Company concluded that the sold receivables are collectible.
For the nine months ended September 30, 2022 and 2021, the Company received proceeds from the sold receivables from all of the facilities of $59.8 million and $13.3 million, respectively, and included the proceeds in net cash provided by or used in operating activities in the consolidated statements of cash flows. The Company recorded costs of $0.8 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at September 30, 2022 and December 31, 2021 are as follows, in thousands:

	September 30, 2022	December 31, 2021
New equipment	$2,192	$1,396
Refurbished and used equipment	10,304	7,824
Allowance for excess and obsolete inventory	(3,831)	(3,567)
Total inventories, net	$8,665	$5,653

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
Intangible assets with their associated accumulated amortization at September 30, 2022 and December 31, 2021 are as follows, in thousands:

	September 30, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,886)	$269
Trade name – 10 years	2,122	(1,603)	519
Total intangible assets	$5,277	$(4,489)	$788

	December 31, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,807)	$348
Trade name – 10 years	2,122	(1,443)	679
Total intangible assets	$5,277	$(4,250)	$1,027
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
During the nine months ended September 30, 2022, 892,181 shares were sold by Northland on behalf of the Company with gross proceeds of $1.7 million, and net proceeds after commissions and fees of $1.6 million.
Note 8 – Earnings Per Share
Basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 are (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common shareholders	$1,483	$639	$964	$(4,549)

Basic and diluted weighted average shares	13,638,162	12,543,727	13,302,410	12,485,719

Basic and diluted income (loss) per common share	$0.11	$0.05	$0.07	$(0.36)
The table below includes information related to stock options that were outstanding at the end of each respective three and nine month period ended September 30, but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options excluded	—	50,000	—	50,000

Weighted average exercise price of stock options		$1.28		$1.28
Average market price of common stock		$2.45		$2.58
Note 9 – Supplemental Cash Flow Information

(in thousands)	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$134	$214
Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$273	$1,589
Note 10 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. In September 2022, at the Company's annual meeting of shareholders, the shareholders authorized an additional 1,000,000 shares of common stock be added to the Plan. At September 30, 2022, 3,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 1,160,695 shares were available for future grants.

Stock Options
As of December 31, 2021, there were 50,000 stock options with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $22 thousand outstanding under the Plan. There were 50,000 stock options exercised during the nine months ended September 30, 2022. As of September 30, 2022, no stock options remained outstanding.
Restricted stock awards
A summary of the Company's non-vested restricted share awards at September 30, 2022 and changes during the quarter ended September 30, 2022 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at June 30, 2022	531,787	$1,228
Granted	108,000	146
Vested	(107,190)	(269)
Forfeited	—	—
Non-vested at September 30, 2022	532,597	$1,105
During the three month period ended September 30, 2022 and 2021, expenses related to share-based arrangements including restricted stock and stock option awards, were $0.1 million and $0.2 million, respectively.
During the nine month period ended September 30, 2022 and 2021, compensation expenses related to share-based arrangements including restricted stock and stock option awards, were $0.5 million and $0.7 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and nine month period ended September 30, 2022 and 2021.
At September 30, 2022, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.4 million. That cost is expected to be recognized over a period of 2.75 years.
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
Rental payments received related to these subleases were recorded as a reduction to rent expense in our consolidated statements of operations for the three and nine month periods ending September 30, 2022 and 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Sales
Wireless	$7,898	$6,992	$22,908	$15,462
Telco	18,028	12,735	54,566	33,949
Total sales	$25,926	$19,727	$77,474	$49,411
Gross profit
Wireless	$2,839	$1,908	$6,350	$4,668
Telco	5,704	3,140	16,098	7,830
Total gross profit (loss)	$8,543	$5,048	$22,448	$12,498

Income (loss) from operations
Wireless	$(202)	$(2,105)	$(3,859)	$(5,759)
Telco	1,994	(130)	5,632	(1,624)
Total income (loss) from operations	$1,792	$(2,235)	$1,773	$(7,383)

(in thousands)	September 30, 2022	December 31, 2021
Segment assets
Wireless	$7,655	$7,640
Telco	14,340	14,545
Non-allocated	5,955	3,241
Total assets	$27,950	$25,426

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
Results of Operations
Comparison of Results of Operations for the three months ended September 30, 2022 and September 30, 2021
Consolidated
Consolidated sales increased $6.2 million, or 31%, to $25.9 million for the three months ended September 30, 2022 from $19.7 million for the three months ended September 30, 2021.  The increase in sales was due to a 42% increase in sales in the Telco segment of $5.3 million and a 13% increase in Wireless segment sales of $0.9 million.

Consolidated gross profit was $8.5 million, or 33% gross margin for the three months ended September 30, 2022, compared to gross profit of $5.0 million, or 25% gross margin for the three months ended September 30, 2021, an increase of $3.5 million. The increase in gross profit was due to an increase in the Telco segment of $2.6 million, and an increase in the Wireless segment of $0.9 million. The improvement in margin percent was due to strong demand in our Telco segment fueled by global supply issues, along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport. Additionally, we saw strong margins in the Wireless segment as a result of cost containment measures entered into earlier in the year along with the completion of site builds in lower performing markets exited in previous quarters.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, fuel, insurance, communication, and business taxes, among other cost categories. Operating expenses were $2.3 million, compared to $2.6 million in the same period last year, a decrease of $0.3 million and a decline from 13% of revenue to 9% of revenue due primarily to cost control measures instituted by the Company during the latter part of the first quarter and continuing into the third quarter of 2022.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense increased $0.1 million, or 2%, to $4.5 million for the three months ended September 30, 2022 from $4.4 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.
Segment Results
Wireless
Revenues for the Wireless segment increased $0.9 million to $7.9 million for the three months ended September 30, 2022 from $7.0 million for the same period of last year. The growth in revenues over the prior year period relates to the pace of the 5G services activity undertaken on behalf of our expanded customer base. Revenues from some customers have been impacted by global supply chain issues as components necessary for build outs have slowed in some cases.
Gross profit was $2.8 million, or 36% for the three months ended September 30, 2022 compared to $1.9 million, or 30%, for the three months ended September 30, 2021. The increase in the gross profit percentage was the result of cost containment measures entered into earlier in the year along with completion of site builds in lower performing markets that were exited in previous quarters.
Loss from operations was $0.2 million and $2.1 million for three months ended September 30, 2022 and 2021, respectively. The decrease is mainly attributable to cost containment measures entered into earlier in the year along with completion of site builds in lower performing markets that were exited in previous quarters.
Telco
Sales for the Telco segment increased $5.3 million to $18.0 million for the three months ended September 30, 2022 from $12.7 million for the same period last year. The increase was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.
Gross profit was $5.7 million and $3.1 million for the three months ended September 30, 2022 and 2021, respectively. The increased gross profit was due primarily to increased revenues of $18.0 million. Additionally, global supply chain issues have generally led to higher pricing to customers.
Income from operations was $2.0 million for the three months ended September 30, 2022 compared to a loss of $0.1 million for the same period last year, increasing primarily due to the reasons discussed above.
Comparison of Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

Consolidated

Consolidated sales increased $28.1 million, or 57%, to $77.5 million for the nine months ended September 30, 2022 from $49.4 million for the nine months ended September 30, 2021. The increase in sales was due to increased sales in the Telco segment of $20.6 million and an increase in Wireless segment sales of $7.5 million.

Consolidated gross profit increased $9.9 million, or 80%, to $22.4 million for the nine months ended September 30, 2022 from $12.5 million for the same period last year. The increase in gross profit was due to an increase in the Telco segment of $8.2 million, and an increase in the Wireless segment of $1.7 million.

Consolidated operating expenses increased $0.3 million, or 4%, to $7.6 million for the nine months ended September 30, 2022 from $7.3 million for the same period last year, due primarily to increases in headcount in our Wireless segment to support 5G services activity during the year.

Consolidated selling, general and administrative expenses increased $0.8 million, or 7%, to $12.5 million for the nine months ended September 30, 2022 from $11.7 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.

Segment Results

Wireless

Revenues for the Wireless segment were $22.9 million for the nine months ended September 30, 2022 and $15.4 million for the same period last year. The increase in revenues over the prior year period relates to the pace of the 5G services activity the Company estimates is now underway.

Gross profit was $6.4 million, or 28% for the nine months ended September 30, 2022 and $4.7 million, or 30%, for the nine months ended September 30, 2021. The decrease in the gross profit percentage was the result of new business with a major customer at a lower margin level caused by deploying to new markets and related startup costs, and as a result of a couple of non-profitable markets, due to lower volume commitments from some customers, which we have exited.
Loss from operations was $3.9 million and $5.8 million for nine months ended September 30, 2022 and 2021, respectively. The decrease is mainly attributable to the increase in revenues and improvements in operating efficiencies.

Telco

Sales for the Telco segment increased $20.6 million to $54.6 million for the nine months ended September 30, 2022 from $34.0 million for the same period last year. The increase was related to increased sales of used and refurbished equipment as a result of continued global supply chain constraints along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.

Gross profit was $16.1 million for the nine months ended September 30, 2022 compared to $7.8 million for the nine months ended September 30, 2021, as a result of the segment's increase in revenues coupled with an increase in gross profit percent by 6% due to price elasticity associated with global supply chain issues.
Income from operations was $5.6 million for the nine months ended September 30, 2022 compared to a loss of $1.6 million for the same period last year.
Non-GAAP Financial Measure
Adjusted EBITDA is a supplemental, non-GAAP financial measure.  EBITDA is defined as earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA as presented also excludes impairment charges for operating lease right-of-use assets and intangible assets including goodwill, stock compensation expense, other income, other expense, interest income, gain on extinguishment of debt and income from equity method investment. Adjusted EBITDA is presented below because this metric is used by the financial community as a method of measuring our financial performance and of evaluating the market value of companies considered to be in similar businesses.  Since Adjusted EBITDA is not a measure of performance calculated in accordance with

GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. Adjusted EBITDA, as calculated below, may not be comparable to similarly titled measures employed by other companies.  In addition, Adjusted EBITDA is not necessarily a measure of our ability to fund our cash needs.
The following table provides a reconciliation by segment of loss from operations to Adjusted EBITDA for the three and nine month periods ended September 30, 2022 and 2021, in thousands:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(202)	$1,994	$1,792	$(2,105)	$(130)	$(2,235)
Depreciation and amortization expense	173	121	294	202	127	329
Stock compensation expense	78	72	150	132	36	168
Adjusted EBITDA	$49	$2,187	$2,236	$(1,771)	$33	$(1,738)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(3,859)	$5,632	$1,773	$(5,759)	$(1,624)	$(7,383)
Depreciation and amortization expense	561	364	925	563	384	947
Stock compensation expense	234	266	500	375	318	693
Adjusted EBITDA	$(3,064)	$6,262	$3,198	$(4,821)	$(922)	$(5,743)

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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2022, we had total inventory, before the reserve for excess and obsolete inventories, of $12.5 million, consisting of $2.2 million in new products and $10.3 million in used or refurbished products.

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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered. Therefore, we have an obsolete and excess inventory reserve of $3.8 million at September 30, 2022. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of September 30, 2022, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities
During the nine months ended September 30, 2022, cash provided by operations was $5.2 million. Cash flows from operations were positively impacted by net income of $1.0 million, net cash provided by working capital of $2.9 million primarily related to the reduction of receivables associated with our new accounts receivable purchase facilities, and non-cash adjustments of $1.3 million, primarily depreciation, amortization, and stock based compensation expenses.
Cash Flows Provided by Investing Activities
During the nine months ended September 30, 2022, cash provided by investing activities was $0.2 million, consisting primarily of disposals of property and equipment, partially offset by purchases of property and equipment.
Cash Flows Used in Financing Activities
During the nine months ended September 30, 2022, cash used in financing activities was $1.1 million, primarily consisting of $2.1 million related to repayment of our bank line of credit and payments on financing lease obligations of $0.7 million, partially offset by net proceeds from the sale of our common stock utilizing our shelf registration of $1.6 million and proceeds from stock options exercised of $0.1 million.
Liquidity and Capital Resources
At September 30, 2022 we had cash and equivalents and restricted cash on hand of $6.7 million.
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
We entered into an Equity Distribution Agreement (the “Sales Agreement”) with Northland Securities, Inc., as agent (“Northland”), pursuant to which we may offer and sell, from time to time, through Northland, shares of our common stock, par value 0.01 per share, having an aggregate offering price of up to $13.9 million ("Shares"). The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by us with the Securities and Exchange Commission (the "SEC") on March 3, 2020, as amended on March 23,

2020, and declared effective by the SEC on April 1, 2020. The shelf registration statement will remain effective for three years from the date declared effective by the SEC. We currently have approximately $8.4 million available to us to fund our working capital needs under the Sales Agreement. Based on our availability under our accounts receivable purchase facilities and our Sales Agreement, we believe we have sufficient liquidity and capital resources to cover our operating losses and our additional working capital and debt payment needs.

Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the nine months ended September 30, 2022, the Company sold 892,181 shares of common stock under its registration statement on Form S-3 effective as of April 1, 2020 (333-236859). Gross proceeds from such sales during the nine months were $1.7 million and net proceeds were $1.6 million after the payment of $61 thousand in commissions to Northland Securities, Inc., the underwriter of the offering. Total gross proceeds to the Company from sales under such registration statement since its effective date are $5.5 million and total net proceeds to the Company are $5.3 million after the payment of $0.2 million in commissions to Northland. All sales have been made pursuant to the Prospectus Supplement filed with the Commission on April 24, 2020, under which the Company may sell up to $13.9 million in common stock. All net proceeds to the Company from such sales have been used in accordance with the “Use of Proceeds” section of such Prospectus Supplement.

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
Date: November 14, 2022
/s/ Joseph E. Hart
Joseph E. Hart,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)