Form 10-K
period 2022-12-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2023-03-21
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10799
ADDvantage Technologies Group, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1351610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1430 Bradley Lane, Suite 196, Carrollton, Texas	75007
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (918) 251-9121
Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.01 par value	AEY	NASDAQ Capital Market
Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes		No	x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes		No	x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	x	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	x	No
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
The aggregate market value of the outstanding shares of common stock, par value $.01 per share, held by non-affiliates computed by reference to the closing price of the registrant’s common stock as of June 30, 2022 was $12,138,955.

The number of shares of the registrant’s outstanding common stock, $.01 par value per share, was 14,132,033 as of March 15, 2023.

ADDvantage Technologies Group, Inc.
Form 10-K
For the Year Ended December 31, 2022

PART   I
Item 1.    Business.
Forward-Looking Statements
Certain matters discussed in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including statements which relate to, among other things, expectations of the business environment in which ADDvantage Technologies Group, Inc. (the “Company”, “We”, “Our” or “ADDvantage”) operates, projections of future performance, perceived opportunities in the market and statements regarding our goals and objectives and other similar matters.  The words “estimates”, “projects”, “intends”, “expects”, “anticipates”, “believes”, “plans”, “goals”, “strategy”, “likely”, “may”, “should” and similar expressions often identify forward-looking statements.  These forward-looking statements are found at various places throughout this report and the documents incorporated into it by reference.  These and other statements, which are not historical facts, are hereby identified as “forward-looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended.  These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the wireless telecommunications industry, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
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

Fulton has 90 employees.  Fulton performs equipment installations, upgrades and maintenance services for its customers primarily on communication towers. Having the proper safety record, training capability and quality oversight is paramount in the industry. Fulton has prided itself in performing work in a safe and timely manner and delivering high-quality services to its clients. Demand for tower equipment installation and upgrade services has notably increased as observed. We expect this trend to continue for the foreseeable future as wireless carriers continue to add capacity, expand their networks and upgrade their current technology for high speed connectivity to 5G.

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
Telco Segment
The Telco segment provides quality new and used telecommunication networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers by utilizing its inventory from a broad range of manufacturers as well as other supply channels.  This segment also offers its customers repair and testing services for telecommunications networking equipment.  In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through its recycling partner.
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

In addition, we offer our customers decommissioning services for surplus and obsolete telecom equipment, which we then process through a Responsible Recycling certified recycling partner.
Revenues by Geographic Areas
Our revenues by geographic areas were as follows for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
United States
Wireless	$30,813	$7,119	$20,708
Telco	60,021	10,480	36,799
International
Telco	6,194	1,091	4,653
	$97,028	$18,690	$62,160
Revenues attributed to geographic areas are based on the location of the customer.  All of our long-lived assets are located within the United States.
Sales and Marketing
Wireless Segment
The Wireless segment accounted for 32%, 38%, and 33% of consolidated revenues for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively. In 2022, wireless tower and temporary tower services, including the procurement of the requisite materials, represented substantially all of the Wireless segment’s revenues.  In this segment, we market and sell our services to wireless carriers, wireless equipment providers and tower companies.
Telco Segment
The Telco segment accounted for 68%, 62%, and 67% of consolidated revenues for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively. Sales of new products in 2022 represented 16% of revenues and refurbished products represented 83%. Repair services, recycle sales and other services contributed the remaining 1% of Telco segment revenues. In this segment, we market and sell our products to franchise and private multiple-system operators,, telecommunication companies, system contractors, other industry resellers, enterprise customers and directly to consumers via online sales. Our sales and marketing are predominantly performed by our experienced internal sales and customer service staff, outside sales representatives located in various geographic and strategic areas of the country, and many online sales channel platforms such as our own website, Amazon, Walmart, eBay and Newegg.  The majority of our sales activity is generated through customer relationships developed by our sales personnel and executives, referrals from manufacturers we represent, and online advertising.
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
In the Telco segment, we utilize quick payment accounts receivable programs with our bank to decrease the time between sale of inventory and collection.  We choose to carry a relatively large volume of inventory due to our on-hand, on-demand business model.  We typically utilize excess cash flows to reinvest in inventory to maintain or expand our product offerings. The greatest need for working capital occurs when we make bulk purchases of surplus-new and used inventory, or when our OEM suppliers offer additional discounts on large purchases.
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
Significant Customers
During the year ended December 31, 2022, one wireless customer accounted for 17% of consolidated revenues, and 52% of our Wireless segment revenues. Our top five Wireless customers accounted for 29% of consolidated revenues and 92% of Wireless segment revenues during fiscal year 2022. One Telco customer accounted for 11% of consolidated revenues, and 17% of Telco segment revenues. Our top five Telco customers accounted for 32% of consolidated revenues and 47% of Telco segment revenues during fiscal year 2022.
During the transition period of three months ended December 31, 2021, one wireless customer accounted for 26% of consolidated revenues, and 68% of our Wireless segment revenues. Our top five Wireless customers accounted for 36% of consolidated revenues and 95% of Wireless segment revenues during fiscal year 2022. One Telco customer accounted for 11% of consolidated revenues, and 17% of Telco segment revenues. Our top five Telco customers accounted for 26% of consolidated revenues and 43% of Telco segment revenues during the transition period of three months ended December 31, 2021.
During the year ended September 30, 2021, though we were not dependent upon a single or few customers to support our consolidated revenues, one wireless customer accounted for 10% of consolidated revenues, and 31% of our Wireless segment revenues. Our top five Wireless customers accounted for 28% of consolidated revenues and 84% of Wireless segment revenues during fiscal year 2021. One Telco customer accounted for 18% of consolidated revenues, and 27% of Telco segment revenues. Our top five Telco customers accounted for 30% of consolidated revenues and 45% of Telco segment revenues during fiscal year 2021.
Impact of Inflation on Operations
Inflation in the United States did not have a material impact on our results of operations for the fiscal year ended December 31, 2022. For the fiscal year ended September 30, 2021, component price increases were observed in the fiscal fourth quarter, which negatively impacted our gross margins in the Wireless segment.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Personnel
At December 31, 2022, we had 147 employees, including 145 full-time employees.  Management considers its relationships with its employees to be excellent.  Our employees are not unionized, and we are not subject to any collective bargaining agreements.
Item 2.    Properties.
Each subsidiary leases property for office, warehouse and service center facilities. Our corporate headquarters is located in Carrollton, Texas. Our Wireless Segment leases additional space in Chicago, Illinois, and our Telco Segment has operations in Miami, Florida. We believe that our current facilities are adequate to meet our needs.
The Company has a right-of-use for a building in Jessup, Maryland which was no longer being used in operations. The Maryland property was subleased as of December 31, 2022 and will end in November, 2023.

Item 3.    Legal Proceedings.
From time to time in the ordinary course of business, we are a party to various types of legal proceedings.  We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mining Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The table sets forth the high and low sales prices on the NASDAQ Capital Market under the symbol “AEY” for the quarterly periods indicated.

	High	Low
Year Ended December 31, 2022
First Quarter	$1.75	$1.09
Second Quarter	$1.49	$1.05
Third Quarter	$2.28	$1.23
Fourth Quarter	$2.30	$1.27

Three Months Ended December 31, 2021	$2.45	$1.64

Year Ended September 30, 2021
First Quarter	$4.24	$1.80
Second Quarter	$3.59	$2.50
Third Quarter	$2.92	$1.90
Fourth Quarter	$2.82	$2.18
Holders
At March 15, 2023, we had approximately 80 shareholders of record and, based on information received from brokers, there were approximately 4,600 beneficial owners of our common stock.
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
Telecommunications (“Telco”)
The Company’s Telco segment sells new and refurbished telecommunications networking equipment, including both central office and customer premise equipment, to its customer base of telecommunications providers, enterprise customers and resellers located primarily in North America. This segment also offers its customers repair and testing services for telecommunications networking equipment. In addition, this segment offers its customers decommissioning services for surplus and obsolete equipment, which it in turn processes through a recycling partner.
Recent Business Developments
Change in year end
In September 2022, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31, effective for the fiscal year beginning January 1, 2022. As a result of the change in year end, the Company filed a Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021.
Wireless Segment Operating Results
During 2022, Fulton achieved revenues of $30.8 million.  Fulton has maintained a strong employee base, and we continue to successfully recruit strong industry talent throughout the business to help us implement operational improvements with a focus on improving our quality and project margins.  We also have a large part of our workforce made up of reliable, high quality subcontractors that give us the ability to flex up and down with the changes in workload and to ramp up quickly for new programs. We are expecting increased activity in the industry as wireless carriers roll out 5G and the required densification of their networks.  Our goal is to solidify our processes and project oversight to successfully and profitably take advantage of new growth opportunities as the 5G expansion becomes essential.
Telco Segment
The Telco segment achieved revenues of $66.2 million during 2022. We continue to focus our core team on sales and procurement. Both Nave and Triton grew over 40% year-over-year in 2022.
At Triton, our facility is designed to streamline our processes, including inventory management, shipping and receiving and the refurbishment operations. We have developed the internal systems necessary to expand our refurbishment capabilities and new equipment sales by adding additional product lines and manufacturers. We have also increased our focus on the brokerage business and internet sales by expanding our sales channels. We believe that Triton is poised to expand, capturing additional market share and developing new customers.
Our Nave business experienced significant upside during the year related to the global chip shortage along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.
Results of Operations
Comparison of Operating Results for the Years Ended December 31, 2022 and September 30, 2021
Consolidated
Consolidated sales increased $34.8 million, or 56%, to $97.0 million for 2022 from $62.2 million for 2021.  The increase in sales was related to an increase of $24.7 million in the Telco segment mainly attributable to increased demand for refurbished network equipment resulting from the global chip shortage. Sales for the Wireless segment increased $10.1 million as a result of the 5G network rollout.
Consolidated gross profit increased $11.6 million, or 72%, to $27.8 million for 2022 from $16.1 million for 2021.  Telco gross profit increased $9.3 million and our Wireless segment gross profit increased $2.3 million. The improvement in gross profit was due to strong demand in our Telco segment fueled by global supply issues, along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, fuel, insurance, communication, and business taxes, among other cost categories. Operating expenses increased $0.5 million to $9.8 million for the twelve months ended December 31, 2022 compared with $9.3 million for the prior year. The increase in operating expenses was due primarily to our investment in our regional growth strategy to meet the demand of our customers in the Wireless segment, partially offset by cost control measures instituted by the Company during the latter part of the first quarter and continuing throughout 2022.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense increased $0.7 million or 5% to $15.6 million in 2022 compared to $14.9 million in 2021. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.
The income tax provision (benefit) was $8 thousand for 2022 and $(0.1) million for 2021, or an effective tax rate of 1.7% and (0.8)%, respectively. The income tax provision in fiscal 2022 was the result of State income taxes which were not offset by losses from other subsidiaries. The income tax benefit in fiscal 2021 was the result of an increase in the valuation allowance against our deferred tax assets, offset by certain refundable credits generated in the current fiscal year. The Company continues to provide a valuation allowance of $9.1 million for net deferred assets where the Company believes it is more likely than not that those deferred taxes will not be realized.
Segment results
Wireless
Revenues for the Wireless segment were $30.8 million and $20.7 million for the years ended December 31, 2022 and September 30, 2021, respectively, an increase of 49%. The growth in revenues over the prior year relates to the pace of the 5G services activity undertaken on behalf of our expanded customer base.
Gross profit was $8.6 million, or 28% for the year ended December 31, 2022 and $6.3 million, or 30%, for the year ended September 30, 2021. The decrease in the gross profit percentage was the result of new business with a major customer at a lower margin level caused by deploying to new markets and related startup costs, and as a result of a couple of non-profitable markets, due to lower volume commitments from some customers, which we have exited.
Loss from operations was $4.8 million and $6.9 million for the years ended December 31, 2022 and September 30, 2021, respectively. The decrease is mainly attributable to the increase in revenues and improvements in operating efficiencies.
Telco
Revenues for the Telco segment were $66.2 million and $41.5 million for the years ended December 31, 2022 and September 30, 2021, respectively, an increase of $24.7 million, or 59%. The increase was related to increased sales of used and refurbished equipment as a result of global supply chain constraints along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport.
Gross profit increased $9.3 million, or 95%, to $19.2 million for the year ended December 31, 2022 compared to $9.9 million for the year ended September 30, 2021.  Gross margin was 29% and 24% for the years ended December 31, 2022 and September 30, 2021, respectively. Gross margin increased primarily as a result of the segment's increase in revenues coupled with an increase in gross profit percent by 5% due to price elasticity associated with global supply chain issues.
Income from operations was $6.3 million for the year ended December 31, 2022 compared to a loss of $2.4 million for the year ended September 30, 2021. The increase was attributable to the increase in revenue and the aforementioned improvements.
Comparison of Operating Results for the Three Months Ended December 31, 2021 and December 31, 2020

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
Consolidated operating expenses increased $0.5 million to $2.5 million for the three months ended December 31, 2021 compared to $2.0 million the same period last year. The increase reflects the Company's investment in its regional growth strategy related to expected 5G infrastructure growth.
Consolidated SG&A expense increased $0.5 million, or 15%, to $3.7 million for the three months ended December 31, 2021 from $3.2 million for the same period last year. The increase in SG&A relates primarily to increased selling and commissions expenses to support higher revenues.
Segment Results
Wireless
Revenues for the Wireless segment increased $1.9 million to $7.1 million for the three months ended December 31, 2021 from $5.2 million for the same period of 2020. The growth in revenues over the prior year relates to the pace of the 5G services activity in 2021.
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
Telco
Revenues for the Telco segment increased $4.1 million to $11.6 million for the three months ended December 31, 2021 from $7.5 million for the same period of 2020. The increase in revenues was related to increased sales of used and refurbished equipment as a result of global supply chain constraints along with expansion of our offerings to both wireless and optical network carriers to support both wireless and broadband connectivity for optical and IP transport..
Gross profit was $3.1 million, or 27% for the three months ended December 31, 2021 and $2.0 million, or 27% for the three months ended December 31, 2020. The increased gross profit was due primarily to increased revenues of $4.1 million.
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
A reconciliation by segment of loss from operations to Adjusted EBITDA follows, in thousands:

	For the year ended December 31, 2022			For the year ended September 30, 2021
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(4,792)	$6,269	$1,477	$(6,864)	$(2,433)	$(9,297)
Depreciation and amortization expense	749	485	1,234	715	513	1,228
Stock compensation expense	274	296	570	516	493	1,009
Adjusted EBITDA (a) (b)	$(3,769)	$7,050	$3,281	$(5,633)	$(1,427)	$(7,060)

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(2,326)	$424	$(1,902)	$(1,105)	$(809)	$(1,914)
Depreciation and amortization expense	220	125	345	152	129	281
Stock compensation expense	144	137	281	140	175	315
Adjusted EBITDA	$(1,962)	$686	$(1,276)	$(813)	$(505)	$(1,318)
(a)The Telco segment includes an inventory obsolescence charge of $0.3 million and $0.4 million for the years ended December 31, 2022 and September 30, 2021, respectively.  In addition, the Telco segment includes a lower of cost or net realizable value charge of $0.2 million and $0.1 million for the years ended December 31, 2022 and September 30, 2021, respectively.
(b)The Company allocates its corporate general and administrative expenses to the reportable segments. See Note 14 - Segment Reporting in the Consolidated Financial Statements for further discussion of segments.

Liquidity and Capital Resources
Liquidity and Capital Resources
At December 31, 2022 we had $3.7 million in cash and equivalents and restricted cash.
During fiscal 2022, the Company replaced its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender with new accounts receivable purchase facilities. The Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. With the new and restructured receivables purchase facilities, the Company has an overall capacity to factor its accounts receivable of $19.0 million for working capital needs. At December 31, 2022, the Company had $7.0 million utilized under the receivables purchase facilities, leaving $12.0 million available to the Company to purchase new receivables generated in 2023. The Company is evaluating various funding arrangements to supplement working capital, which could include the filing of a registration statement for the sale of equity, and the issuance of debt, either convertible or non-convertible, which might or might not include the issuance of warrants or shares associated with the transaction.

Cash Flows Provided by (Used in) Operating Activities
Cash provided by (used in) operating activities was $2.2 million, $(0.9) million and $(7.5) million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively. Cash flows from operations in 2022 were positively impacted by net income of $0.5 million, net cash provided by working capital of $30 thousand primarily related to the reduction of receivables associated with our new accounts receivable purchase facilities, an increase in inventory,, and non-cash adjustments of $1.7 million, primarily depreciation, amortization, provision for excess and obsolete inventories, charge for lower of cost or net realizable value inventories, and stock based compensation expenses.
Cash Flows Provided by (Used in) Investing Activities

Capital expenditures and proceeds from asset sales are the main components of our investing activities. Cash provided by (used in) investing activities was $0.3 million, $(0.1) million and $3.5 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively. Cash flows from investing in 2022 consisted primarily of disposals of property and equipment, partially offset by purchases of property and equipment.
Cash Flows Provided by (Used in) Financing Activities
Cash (used in) financing activities consist primarily of repayments on our bank line of credit and payments on financing lease obligations, partially offset by net proceeds from the sale of our common stock using our shelf registration and proceeds from stock options exercised. Cash provided by (used in) financing activities was $(1.3) million, $0.5 million and $(1.4) million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.
Critical Accounting Policies and Estimates
Note 1 to the Consolidated Financial Statements in this Form 10-K for fiscal year 2022 includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.  Some of those significant accounting policies or methods require us to make estimates and assumptions that affect the amounts reported by us. We believe the following items require the most significant judgments and often involve complex estimates.
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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry. Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At December 31, 2022, we had total inventory, before the reserve for excess and obsolete inventories, of $13.4 million, consisting of $2.3 million in new products and $11.1 million in used or refurbished products.
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through recycling.  Therefore, we have an obsolete and excess inventory reserve of $3.9 million at December 31, 2022.  In 2022, we increased the reserve by $0.3 million.  We also reviewed the cost of inventories against estimated market value and recorded a lower of cost or net realizable value write-off of $0.2 million for inventories that have a cost in excess of estimated net realizable value.  If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.
Accounts Receivable Valuation
Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms.  Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness, or weakening in economic trends could have a significant impact on the collectability of receivables and our operating results.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision to the allowance for doubtful accounts may be required.  The reserve for bad debts was $0.3 million as of December 31, 2022, 2021, and September 30, 2021. At December 31, 2022, 2021, and September 30, 2021, accounts receivable, net of allowance for doubtful accounts, were $1.7 million, $6.5 million and $7.0 million, respectively.
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
Off-Balance Sheet Arrangements
None.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements	Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 483)	17

Consolidated Balance Sheets, December 31, 2022, 2021 and September 30, 2021	19

Consolidated Statements of Operations, Year Ended December 31, 2022, the Transition Period of Three Months Ended December 31, 2021, and the Year Ended September 30, 2021	20

Consolidated Statements of Changes in Shareholders’ Equity, Year Ended December 31, 2022, the Transition Period of Three Months Ended December 31, 2021, and the Year Ended September 30, 2021	21

Consolidated Statements of Cash Flows, Year Ended December 31, 2022, the Transition Period of Three Months Ended December 31, 2021, and the Year Ended September 30, 2021	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
ADDvantage Technologies Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADDvantage Technologies Group, Inc. and its subsidiaries (the Company) as of December 31, 2022, December 31, 2021, and September 30, 2021, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and the fiscal year ended September 30, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, December 31, 2021, and September 30, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, the three months ended December 31, 2021, and the fiscal year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
•We evaluated the appropriateness of specific inputs supporting management's estimate, including the age of on-hand inventory levels, historic inventory trends, salvage values, and projected sales used in the forecasted periods.
•We tested the accuracy, completeness, and relevance of the reports and inputs used in the Company's analysis.
•We evaluated management's calculation of the inventory valuation reserve by testing the mathematical accuracy of the Company's reserve calculation.

Revenue Recognition

For the year ended December 31, 2022, contract revenues recognized by the Company were $30.8 million for wireless service sales. As described in Note 1 of the financial statements, the Company generally recognizes revenues for these contracts over time as performance obligations are satisfied. The Company generally measures its progress towards completion using an input measure of total costs incurred divided by total costs expected to be incurred. In addition, the Company's estimate of transaction price includes variable consideration associated with claims only to the extent that a significant reversal would not be probable.

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
We identified revenue recognition as a critical audit matter. The principal consideration for our determination is contract revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with estimating the costs to complete and amounts expected to be recovered from variable consideration. Changes in these estimates would have a significant effect on the amount of contract revenue recognized. Our audit procedures related to contract revenue recognition included the following, among others:

•We obtained an understanding, evaluated the design effectiveness of controls that address the risk of material misstatement of contract revenue including those associated with cost to complete estimates for fixed price contracts and estimates of amounts expected to be recovered from variable consideration.

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

/s/ Hogan Taylor LLP

We have served as the Company's auditor since 2006.
Tulsa, Oklahoma
March 21, 2023

ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	December 31,	September 30,
	2022	2021	2021
Assets
Current assets:
Cash and cash equivalents	$2,552	$1,837	$2,608
Restricted cash	1,101	581	334
Accounts receivable, net of allowances of $262, $250 and $250, respectively	1,682	6,469	7,013
Unbilled revenue	5,005	2,219	2,488
Income tax receivable	102	—	—
Inventories, net of allowance of $3,871, $3,567 and $3,476, respectively	9,563	5,653	5,922
Prepaid expenses and other current assets	1,399	1,371	1,431
Total current assets	21,404	18,130	19,796

Property and equipment, at cost:
Machinery and equipment	5,542	5,354	4,973
Leasehold improvements	899	821	813
Total property and equipment, at cost	6,441	6,175	5,786
Less: Accumulated depreciation	(3,057)	(2,558)	(2,293)
Net property and equipment	3,384	3,617	3,493
Right-of-use lease assets	1,540	2,466	2,730
Intangibles, net of accumulated amortization	709	1,027	1,107
Goodwill	58	58	58
Other assets	123	128	128

Total assets	$27,218	$25,426	$27,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,407	$6,812	$7,044
Accrued expenses	1,445	1,184	1,581
Deferred revenue	148	207	168
Bank line of credit	—	2,050	2,050
Right-of-use lease obligations, current	1,204	1,177	1,198
Finance lease obligations, current	636	652	582
Other current liabilities	442	706	692
Total current liabilities	13,282	12,788	13,315
Right-of-use lease obligations, long-term	635	1,839	2,141
Finance lease obligations, long-term	1,254	1,484	1,429
Total liabilities	15,171	16,111	16,885
Shareholders’ equity:
Common stock, $.01 par value; 30,000,000 shares authorized; 14,132,033, 13,041,127, and 12,610,229 shares issued and outstanding, respectively	141	130	126
Paid in capital	2,585	335	(578)
Retained earnings	9,321	8,850	10,879
Total shareholders’ equity	$12,047	$9,315	$10,427

Total liabilities and shareholders’ equity	$27,218	$25,426	$27,312

See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Sales	$97,028	$18,690	$62,160
Cost of sales	69,239	14,059	46,033
Gross profit	27,789	4,631	16,127
Operating expenses	9,845	2,500	9,329
Selling, general and administrative expense	15,571	3,688	14,890
Depreciation and amortization expense	1,234	345	1,228
Gain on disposal of assets	338	—	23
Income (loss) from operations	1,477	(1,902)	(9,297)
Other income (expense):
Gain on extinguishment of debt	—	—	2,955
Interest income	—	—	135
Interest expense	(176)	(55)	(238)
Other expense	(822)	(72)	(110)
Other income (expense), net	(998)	(127)	2,742

Income (loss) before income taxes	479	(2,029)	(6,555)
Income tax provision (benefit)	8	—	(53)

Net income (loss)	$471	$(2,029)	$(6,502)

Income (loss) per share:
Basic and diluted	$0.03	$(0.16)	$(0.52)
Shares used in per share calculation:
Basic and diluted	13,484,271	12,683,312	12,401,043

See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 30, 2020	11,822,009	$118	$(2,567)	$17,382	$14,933
Net loss	—	—	—	(6,502)	(6,502)
Common stock issuance	245,973	2	897	—	899
Stock option exercise	49,000	1	88	—	89
Restricted stock issuance	493,247	5	(5)	—	—
Amortization of stock-based compensation	—	—	1,009	—	1,009
Balance, September 30, 2021	12,610,229	$126	$(578)	$10,879	$10,427
Net loss	—	—	—	(2,029)	(2,029)
Common stock issuance	320,787	3	633	—	636
Restricted stock issuance	110,111	1	(1)	—	—
Amortization of stock-based compensation	—	—	281	—	281
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315
Net income	—	—	—	471	471
Common stock issuance	892,181	9	1,618	—	1,627
Stock option exercise	50,000	1	63	—	64
Restricted stock issuance	148,725	1	(1)	—	—
Amortization of stock-based compensation	—	—	570	—	570
Balance, December 31, 2022	14,132,033	$141	$2,585	$9,321	$12,047

Due to rounding, numbers presented may not foot to the totals provided.

See notes to consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Operating Activities:
Net income (loss)	$471	$(2,029)	$(6,502)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	915	265	910
Amortization	319	80	318
Non cash amortization of right-of-use asset and liability	(252)	(51)	(288)
Provision for excess and obsolete inventories	304	91	422
Charge for lower of cost or net realizable value inventories	165	—	105
Gain on disposal of property and equipment	(338)	—	(23)
Share based compensation expense	570	281	1,009
Gain on extinguishment of debt	—	—	(2,955)
Changes in operating assets and liabilities:
Accounts receivable	4,787	544	(3,045)
Unbilled revenue	(2,786)	269	(1,899)
Income tax refund receivable\payable	(74)	—	1,284
Inventories	(4,379)	179	(875)
Prepaid expenses and other current assets	(23)	59	(547)
Other assets	—	—	51
Accounts payable	2,595	(232)	3,572
Accrued expenses	(31)	(384)	898
Deferred revenue	(59)	39	55
Net cash provided by (used in) operating activities	2,184	(889)	(7,510)

Investing Activities:
Proceeds from promissory note receivable	—	—	3,775
Purchases of property and equipment	(240)	(116)	(300)
Disposals of property and equipment	549	—	44
Net cash provided by (used in) investing activities	309	(116)	3,519

Financing Activities:
Change in bank line of credit	(2,050)	—	(750)
Payments on financing lease obligations	(899)	(155)	(484)
Payments on notes payable	—	—	(1,194)
Proceeds from sale of common stock	1,627	636	899
Proceeds from stock options exercised	64	—	89
Net cash (used in) provided by financing activities	(1,258)	481	(1,440)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,235	(524)	(5,431)
Cash, cash equivalents and restricted cash at beginning of year	2,418	2,942	8,373
Cash, cash equivalents and restricted cash at end of year	$3,653	$2,418	$2,942

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
Change in year end
In September 2022, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. The Company's current fiscal year runs from January 1, 2022 through December 31, 2022 (fiscal 2022). As a result of the change in year end, the Company filed a Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021.
Cash, cash equivalents and restricted cash
Cash and cash equivalents include demand and time deposits, money market funds and other marketable securities with maturities of three months or less when acquired.  Restricted cash consists of cash held by a third-party financial institution as a reserve in connection with an agreement to sell certain receivables with recourse, see Note 3 - Accounts Receivable Agreements.
Revenue recognition
The Company recognizes revenue at the time a good or service is transferred to the customer and the customer, obtains control of that good or receives the service performed. Most of the Company’s sales arrangements with customers are short-term in nature involving single performance obligations related to the delivery of goods or repair of equipment and generally provide for transfer of control at the time of shipment to the customer. The Company generally permits returns of product or repaired equipment due to defects, historically, returns have not been significant.
Additionally, the Company provides services related to the installation and upgrade of technology on cell sites and the construction of new small cells for 5G technology. The work under the purchase orders for wireless infrastructure services are generally completed in less than a month. These services generally consist of a single performance obligation which the Company recognizes as revenue over time. The Company uses an input method based upon a ratio of direct costs incurred to date compared to management’s estimate of the total direct costs to be incurred on each contract, since it best depicts the transfer of control to the customer. The Company’s principal sales are from Wireless services, sales of Telco new and refurbished equipment and Telco recycled equipment. The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers.
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
For both the Company’s Wireless and Telco segments, the Company has entered into various agreements with recourse, to sell certain receivables to unrelated third-party financial institutions. The other agreements without recourse are under programs offered by certain customers of the Wireless segment.  The Company accounts for these transactions in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”).  ASC 860 allows for the ownership transfer of accounts receivable to qualify for sale treatment when the appropriate criteria is met, which permits the Company to present the balances sold under the program to be excluded from accounts receivable, net on the consolidated balance sheets. Receivables are considered sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables. The Company records a recourse obligation if it determines that any portion of the sold receivables with recourse are uncollectible.
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

ROU leases are included in long-term assets and ROU lease liabilities are classified as either current or long-term liabilities in our consolidated balance sheets. Finance leases are included in net property and equipment, and current or long-term finance lease obligations in the consolidated balance sheets. ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. Lease expense for ROU lease payments is recognized on a straight-line basis over the lease term, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable ROU lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers).
Property and equipment
Property and equipment consist of software, office equipment, wireless services equipment and warehouse and service equipment with estimated useful lives generally of 3 years, 5 years, 7 years, and 10 years, respectively. The wireless services equipment includes mobile wireless temporary towers, equipment trailers and construction equipment. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives or the remainder of the lease agreement. Gains or losses from the ordinary sale or retirement of property and equipment are recorded and included in operating expense.  Repairs and maintenance costs are generally expensed as incurred, whereas major improvements are capitalized. Depreciation expense was $0.9 million, $0.3 million and $0.9 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.
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
Advertising costs
Advertising costs are expensed as incurred. Advertising expense was $0.3 million, $0.1 million and $0.4 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.
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
Any significant, unanticipated changes in product demand, technological developments or economic trends affecting the wireless infrastructure or telecommunications industries could have a significant impact on the value of the Company's inventory and operating results.
Concentrations of risk
The Company holds cash with one major financial institution, which at times exceeds FDIC insured limits.  Historically, the Company has not experienced any losses due to such concentration of credit risk.
Other financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the trade credit risk. As of December 31, 2022, two Telco customers accounted for 24% and 11% of trade accounts receivable, respectively. The Company controls credit risk through credit approvals, credit limits and monitoring procedures.  The Company performs credit evaluations for all new customers but does not require collateral to support customer receivables.
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
Retirement Plan
The Company sponsors a 401(k) plan that allows participation by all employees who are at least 21 years of age and have completed over 60 days of service. The Company's contributions to the plan consist of a matching contribution as determined by the plan document. Costs recognized under the 401(k) plan were $0.1 million, $34 thousand and $0.2 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.
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
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services, sales of Telco equipment and Telco recycled equipment, primarily in the United States. Sales to international customers totaled approximately $6.2 million, $1.1 million, and $4.7 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually amounted to 10% or greater of the Company's revenue, to two customers totaled approximately 28%, 37%, and 28% of consolidated sales for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.

Sales by type for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021 were as follows, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Wireless services sales	$30,813	$7,119	$20,708
Equipment sales:
Telco	66,016	11,424	40,663
Inter-segment	(5)	—	(101)
Telco repair sales	12	11	27
Telco recycle sales	192	136	863
Total sales	$97,028	$18,690	$62,160
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. Contract assets were $5.0 million, $2.2 million and $2.5 million at December 31, 2022, 2021, and September 30, 2021, respectively. Contract liabilities were were $0.1 million, $0.2 million and $0.2 million at December 31, 2022, 2021, and September 30, 2021, respectively. During the year ended December 31, 2022, the Company recognized $0.2 million as revenue from amounts classified as deferred revenue on our consolidated balance sheet at December 31, 2021. During the three months ended ended December 31, 2021, the Company recognized $0.2 million as revenue from amounts classified as deferred revenue on our consolidated balance sheet at September 30, 2021.
Note 3 – Accounts Receivable Agreements
On March 17, 2022, the Company replaced its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender with new accounts receivable purchase facilities with capacities of $13.0 million for Nave and $3.0 million for Triton. The lender charges a fee of 1.3% of sold receivables.

On March 17, 2022, the Company also restructured its accounts receivable purchase facilities secured by the Company’s Fulton subsidiary’s receivables. Effective December 17, 2022, the modified Fulton facilities provide a credit capacity excluding a major customer of $1.5 million, with a fee of 2.0% of sold receivables, and credit capacity secured by receivables of a major customer of $1.5 million, with a fee of 1.6% of sold receivables.

For all four facilities, the lender advances 90% of sold receivables and establishes a reserve of 10% of the sold receivables at initial sale, which increases to 100% over time after 120 days, until the Company collects the sold receivables. All four facilities mature on December 17, 2023.
The Company has a total capacity under all four facilities of $19.0 million. As of December 31, 2022, the lender has a reserve against the sold receivables of $1.1 million, which is reflected as restricted cash on the consolidated balance sheets.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $7.0 million at December 31, 2022.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at December 31, 2022 as the Company concluded that the sold receivables are collectible.
For the year ended December 31, 2022, the Company received proceeds from the sold receivables under all of their various agreements of $71.6 million and included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. The Company recorded related costs of $1.0 million for the year ended December 31, 2022, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at December 31, 2022, 2021, and September 30, 2021 are as follows, in thousands:

	December 31,	December 31,	September 30,
	2022	2021	2021
New equipment	$2,286	$1,396	$1,295
Refurbished and used equipment	11,148	7,824	8,103
Allowance for excess and obsolete inventory:	(3,871)	(3,567)	(3,476)

Total inventories, net	$9,563	$5,653	$5,922
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
In the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, the Telco segment identified certain inventory that more than likely will not be sold or that the cost will not be recovered when it is processed through its recycling program.  The Telco segment recorded inventory obsolescence charges of $0.3 million, $0.1 million and $0.4 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively and the Company has a $3.9 million allowance at December 31, 2022. The Company also reviewed the cost of inventories against estimated net realizable value and for the years ended December 31, 2022 and September 30, 2021, recorded a lower of cost or net realizable value charge of $0.2 million and $0.1 million, respectively. There were no adjustments for lower of cost or net realizable value recorded for the transition period of three months ended December 31, 2021.
Note 5 – Intangible Assets
The intangible assets with their associated accumulated amortization amounts at December 31, 2022, 2021, and September 30, 2021 are as follows, in thousands:

	December 31, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,913)	$242
Trade name – 10 years	2,122	(1,655)	467
Total intangible assets	$5,277	$(4,568)	$709

	December 31, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,807)	$348
Trade name – 10 years	2,122	(1,443)	679
Total intangible assets	$5,277	$(4,250)	$1,027

	September 30, 2021
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,780)	$375
Trade name – 10 years	2,122	(1,390)	732
Total intangible assets	$5,277	$(4,170)	$1,107

Amortization expense was $0.3 million, $0.1 million and $0.3 million for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, respectively.

The estimated aggregate amortization expense for each of the next five fiscal years is as follows, in thousands:

2023	$319
2024	142
2025	107
2026	90
2027	25
Thereafter	26
Total	$709

Note 6 – Accrued Expenses
Accrued expenses at December 31, 2022, 2021, and September 30, 2021 are as follows, in thousands:

	December 31,	December 31,	September 30,
	2022	2021	2021
Employee costs	$915	$945	$1,255
Taxes other than income tax	54	3	(13)
Other, net	476	236	339

Total accrued expenses	$1,445	$1,184	$1,581

Note 7 – Debt
Credit Agreement
On December 28, 2021, the Company renewed its credit facility for its Nave and Triton subsidiaries with its primary financial lender by entering into a Business Loan Agreement and various ancillary debt and collateral agreements. The renewed Nave and Triton credit facility was for a maximum of $3.0 million and was secured by the Company’s Nave and Triton Subsidiaries’ accounts receivable and inventory. As renewed, the previous Nave and Triton credit facility was reduced by $1.0 million and required quarterly interest payments based on the Wall Street Journal Prime Rate floating rate (3.25% at December 31, 2021) plus 0.75%. At December 31, 2021, there was $2.1 million outstanding under the line of credit.

On March 17, 2022, the Company closed its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender. See Note 3 - Accounts Receivable Agreements for more information about the Company's receivables purchase facilities.
Note 8 – Leases

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
The components of lease expense for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021 are as follows, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Right-of-use lease cost
Right-of-use lease cost	$1,087	$319	$1,160
Finance lease costs
Amortization assets under finance leases	$604	$139	$412
Interest on finance lease liabilities	155	37	75
Total finance lease cost	$759	$176	$487

Supplemental cash flow information related to leases for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021 are as follows, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from right-of-use leases	$1,087	$319	$1,160
Operating cash flows from finance leases	$155	$37	$75
Financing cash flows from finance leases	$899	$155	$484

Supplemental balance sheet information related to leases at December 31, 2022, 2021, and September 30, 2021 are as follows, in thousands:

	December 31,	December 31,	September 30,
	2022	2021	2021
Right-of-use leases
Right-of-use lease assets	$1,540	$2,466	$2,730

Right-of-use lease obligations - current	$1,204	$1,177	$1,198
Right-of-use lease obligations	635	1,839	2,141
Total right-of-use lease liabilities	$1,839	$3,016	$3,339

Finance leases
Property and equipment, gross	$3,409	$3,115	$2,843
Accumulated depreciation	(1,244)	(846)	(707)
Property and equipment, net	$2,165	$2,269	$2,136

Financing lease obligations - current	$636	$652	$582
Financing lease obligations	1,254	1,484	1,429
Total finance lease liabilities	$1,890	$2,136	$2,011

Weighted Average Remaining Lease Term
Right-of-use leases	1.64 years	2.63 years	2.78 years
Finance leases	3.25 years	3.47 years	3.75 years
Weighted Average Discount Rate
Right-of-use leases	5.00%	5.00%	5.00%
Finance leases	7.77%	6.76%	6.72%

Maturities of lease liabilities are as follows for the year ending December 31, 2022, in thousands:

	Right-of-use Leases	Finance Leases
2023	$1,316	$760
2024	621	675
2025	65	415
2026	—	223
2027	—	78
Thereafter	—	—
Total lease payments	2,002	2,151
Less: imputed interest	163	261
Total lease obligations	$1,839	$1,890
Note 9 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. In September 2022, at the Company's annual meeting of shareholders, the shareholders authorized an additional 1,000,000 shares of common stock be added to the Plan.
At December 31, 2022, 3,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 1,072,304 shares were available for future grants.
Stock Options

As of September 30, 2021 there were 50,000 stock options with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $54 thousand outstanding under the Plan. As of December 31, 2021, there were 50,000 stock options with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $22 thousand outstanding under the Plan. There were 50,000 stock options exercised during the year ended December 31, 2022 with a weighted average exercise price of $1.28 per share and an aggregate intrinsic value of $47 thousand. As of December 31, 2022, no stock options remained outstanding.
Restricted stock awards
A summary of the Company's non-vested restricted share awards at December 31, 2022 and changes during the transition period of three months ended December 31, 2021 and the year ended December 31, 2022 is presented in the following table ($ in thousands):

	Shares	Fair Value
Non-vested at September 30, 2021	739,913	$1,706
Granted	130,111	$333
Vested	(112,390)	$(230)
Forfeited	(20,000)	$(41)
Non-vested at December 31, 2021	737,634	$1,768
Granted	260,391	361
Vested	(354,634)	(857)
Forfeited	(111,666)	(256)
Non-vested at December 31, 2022	531,725	$1,016

Compensation expense related to restricted stock recorded for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021 is as follows, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Fiscal year 2020 grant	$36	$37	$450
Fiscal year 2021 grant	252	125	556
2021 Transition period grant	87	119	—
Fiscal year 2022 grant	195	—	—

Total restricted stock compensation expense	$570	$281	$1,006
Valuation of time vesting restricted stock awards for all periods presented is equal to the quoted market price for the shares on the date of the grant. The Company amortizes the fair value of the restricted share awards, graded, over the vesting period of the awards.
The Company did not recognize a tax benefit for compensation expense recognized during the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021.
At December 31, 2022, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.4 million. That cost is expected to be recognized over a period of 2.50 years.

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

The offer and sale of the Shares were made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed by the Company with the Securities and Exchange Commission (the "SEC") on March 3, 2020, as amended on March 23, 2020, and declared effective by the SEC on April 1, 2020.

Pursuant to the Sales Agreement, Northland sold the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933 (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with Northland. Northland used commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may have imposed.

The Company paid Northland a commission rate equal to an aggregate of 3.0% of the aggregate gross proceeds from each sale of Shares and agreed to provide Northland with customary indemnification and contribution rights. The Company also reimbursed Northland for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contained customary representations and warranties and conditions to the placements of the Shares pursuant thereto.

During the three months ended December 31, 2021, 320,787 Shares were sold by Northland on behalf of the Company with gross proceeds of $0.7 million, and net proceeds after commissions and fees of $0.6 million. During the year ended December 31, 2022, 892,181 shares were sold by Northland on behalf of the Company with gross proceeds of $1.7 million, and net proceeds after commissions and fees of $1.6 million.

On November 28, 2022, the Company terminated the Sales Agreement with Northland. There were no penalties associated with the termination of the Sales Agreement.

Note 11 - Supplemental Cash Flow Information

(in thousands)	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Supplemental cash flow information:
Cash paid for interest	$176	$59	$257
Supplemental noncash investing activities:
Assets acquired under financing leases	$653	$272	$1,623

Note 12 – Earnings per Share
Basic and diluted earnings per share for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Net loss attributable to common shareholders	$471	$(2,029)	$(6,502)

Basic weighted average shares	13,484	12,683	12,401
Effect of dilutive securities:
Stock options	—	—	—
Diluted weighted average shares	13,484	12,683	12,401

Loss per common share:
Basic	$0.03	$(0.16)	$(0.52)
Diluted	$0.03	$(0.16)	$(0.52)
The table below includes information related to stock options that were outstanding at the end of each respective year but have been excluded from the computation of weighted-average stock options for dilutive securities because their effect would be anti-dilutive.

	December 31,	December 31,	September 30,
	2022	2021	2021
Stock options excluded	—	50,000	50,000
Weighted average exercise price of stock options		$1.28	$1.28
Average market price of common stock		$2.05	$2.57

Note 13 – Income Taxes
The provision (benefit) for income taxes for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021 consists of, in thousands:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Current	$8	$—	$(53)
Deferred	—	—	—
Total provision (benefit) for income taxes	$8	$—	$(53)
The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for continuing operations financial statement purposes for the year ended December 31, 2022, the transition period of three months ended December 31, 2021, and the year ended September 30, 2021:

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal tax benefit	(3.2)%	1.9%	5.4%
Return to accrual adjustment	—%	—%	5.8%
Change in rate	(4.1%)	—%	—%
Permanent differences	(14.5)%	—%	—%
Valuation allowance	20.5%	(21.4%)	(32.7%)
Other exclusions	(18.0)%	(1.5)%	1.3%
Company’s effective tax rate	1.7%	0.0%	0.8%
The Company continues to provide a valuation allowance of $9.1 million for all net deferred tax assets where the Company believes it is more likely than not that those deferred taxes will not be realized.
The tax effects of temporary differences related to deferred taxes at December 31, 2022, 2021, and September 30, 2021 consist of the following, in thousands:

	December 31,	December 31,	September 30,
	2022	2021	2021
Deferred tax assets:
Net operating loss carryforwards	$6,376	$6,382	$5,895
Accounts receivable	72	69	69
Inventory	1,071	994	966
Intangibles	2,079	2,320	2,370
Accrued expenses	312	271	334
Stock options	—	5	5
Other	64	64	64
Total deferred tax assets	9,974	10,105	9,703
Deferred tax liabilities:
Financial basis in excess of tax basis of certain assets	803	855	815
Other	120	294	365
Total deferred tax liabilities	923	1,149	1180
Less valuation allowance	9,051	8,956	8,523
Net deferred taxes	$—	$—	$—
The Company’s U.S. Federal net operating loss (“NOL”) carryforwards consist of the following, in thousands:

	NOL carryforward	Year Expires
Year ended December 31, 2022	—
Transition period ended December 31, 2021	2,100	No expiry
Year ended September 30, 2021	9,500	No expiry
Year ended September 30, 2020	9,270	No expiry
Year ended September 30, 2019	1,495	No expiry
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has concluded, based on its recent cumulative losses, that it is more likely than not that the Company will not be able to realize the full effect of the deferred tax assets and a valuation allowance of $9.1 million is needed.

Based upon a review of its income tax positions, the Company believes that its positions would be sustained upon an examination by the Internal Revenue Service and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. Generally, the Company is no longer subject to examinations by the U.S. federal, state or local tax authorities for tax years before 2019.

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

(in thousands)	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2022	2021	2021
Sales
Wireless	$30,813	$7,119	$20,708
Telco	66,220	11,571	41,553
Intersegment	(5)	—	(101)
Total sales	$97,028	$18,690	$62,160
Gross profit
Wireless	$8,611	$1,507	$6,277
Telco	19,178	3,124	9,850
Total gross profit	$27,789	$4,631	$16,127
Income (loss) from operations
Wireless	$(4,792)	$(2,326)	$(6,864)
Telco	6,269	424	(2,433)
Total operating income ( loss)	$1,477	$(1,902)	$(9,297)

(in thousands)	December 31,	December 31,	September 30,
	2022	2021	2021
Segment assets
Wireless	$9,790	$7,640	$7,867
Telco	13,217	14,545	14,472
Non-allocated	4,211	3,241	4,973
Total assets	$27,218	$25,426	$27,312

Note 15 – Subsequent events
The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, there have been no changes, including the impact of COVID-19, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.
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

David E. Chymiak Director since 1999

Mr. Chymiak, 77, served as ADDvantage's Chief Technology Officer from April 2, 2012 through June 30, 2019, which was the effective date of the sale of the Cable Television segment to Mr. Chymiak’s affiliated company, Leveling 8 Inc. (see Certain Relationships and Related Transactions section). Mr. Chymiak oversaw the operations of the Cable Television segment which he co-founded as Tulsat in 1985. Upon the sale of the Cable Television segment to Leveling 8, Mr. Chymiak is no longer an employee of the Company, but remains on the Company’s Board of Directors. Mr. Chymiak served as our Company’s Chairman of the Board from during the years 1999 to 2012 and 2014 to 2018.

Joseph E. Hart Director since 2015

Mr. Hart, 72, has served as our President and Chief Executive Officer since October 2018. Prior to joining the Company, Mr. Hart was the CEO of Aero Communications, Inc., a company specializing in installation, maintenance, and network design and construction for the telecommunications industry (2015 to 2018). From 2006 to 2014, Mr. Hart served as the Executive Vice President of Network Infrastructure Services and Operations for Goodman Networks, Inc., a provider of end-to-end network infrastructure, professional services and field deployment to the wireless telecommunications and satellite television industry. For the previous 20 years, Mr. Hart served in various executive leadership positions for AT&T and other various telecommunication and wireless companies. Mr. Hart holds a Master of Science degree in systems management from the University of Southern California and Bachelor of Business Administration degree from Baldwin-Wallace College.

Timothy S. Harden Independent Director since 2019

Mr. Harden, 69, has broad Communication Industry experience in various positions of leadership. He currently sits on a number of advisory boards focused on providing products and services in the Communication space. Mr. Harden spent 33 years with AT&T in various operating executive positions, the last of which was President of AT&T’s Worldwide Supply Chain. A few of his previous areas of responsibility included President and CEO of AT&T West, President of network services for AT&T Southwest, and President of Data and Network Services for SBC Operations. Mr. Harden also gained broad telecommunications experience from a series of executive assignments within AT&T’s predecessor companies SBC and Pacific Telesis, including President of SBC Telecom, Inc., President and Chief Executive Officer of Pacific Telesis Business Systems, Chief Operating Officer of Pacific Bell’s Advanced Communications Network, and Senior VP – Network Engineering and Planning of SBC Data Services. Mr. Harden has served as Chairman of the QuEST/TIA Forum Executive Board, managing the quality standard TL 9000 through 200+ companies worldwide. He is a former member of Supply Chain 50 representing the top Supply Chains in the U.S., and a member of Supply Chain World representing the top 200 Supply Chains worldwide.

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

James C. McGill Independent Director since 2007

Mr. McGill, 79, has served as our Company’s Chairman of the Board since October 2018. Mr. McGill is currently the President of McGill Resources, a venture capital investment company, a position he has held since 1987. In 2015, Mr. McGill formed and owns Ediche, LLC, a clothing importer. He also served in various executive leadership roles and as Chairman of the Board of Directors of MacroSolve, Inc., a technology company focused on wireless data collection, from 2002 to 2013. Mr. McGill serves on boards of organizations in the Tulsa, Oklahoma area, and has served on public company boards with many years serving as audit committee or board chair.

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

John M. Shelnutt Independent Director since 2019

Mr. Shelnutt, 60, is the Vice President of Blue Danube Systems, a company that designs intelligent wireless access solutions using cloud-based analytics and machine learning to deliver high-definition active antenna systems technology to the wireless industry. Prior to 2017 when he joined Blue Danube Systems, Mr. Shelnutt served in executive capacities at Cisco from 2011 to 2016, leading their mobility division with global responsibility for all of the mobile product offerings of the company and managing one of their largest global customers. Prior to that, Mr. Shelnutt spent 12 years in executive leadership roles at Alcatel including the startup of their global DSL division and managing their United States mobility division. Mr. Shelnutt is also currently a partner since March 2021 in NASH21, a company that invests in real estate and rental properties primarily in Florida. Mr. Shelnutt has also served on various boards within the telecommunications industry including the QuEST Forum, ATIS, Broadband Forum and was an advisor to Tech Titans of Dallas, Texas and the City of New York Public Schools Technology group.

David W. Sparkman Independent Director since 2015

Mr. Sparkman, 65, recently retired as the Chief Financial Officer of Oklahoma Capital Bank. Prior to that, he was the President of the financial consulting firm, Ulysses Enterprises, in which he also served in 2009-2010. Until the sale of the companies in October 2016, he was the Chief Financial Officer for a group of oil field service companies: Acid Specialists, LLC; Frac Specialists, LLC; and Cement Specialists, LLC. Mr. Sparkman served in that capacity beginning in September 2014, and prior to joining this group full-time in this capacity, he provided accounting and financial consulting services to these companies starting in April 2014. From 2010 to 2011, Mr. Sparkman was the CFO for Great White Energy Services until this company was acquired by Archer Well Company in 2011, and then served as the North America Director of Finance for Archer Well Company until 2013. Mr. Sparkman also spent 12 years with Dollar Thrifty Automotive Group serving in various accounting and finance-related senior management positions. Mr. Sparkman is a certified public accountant (inactive) and holds a bachelor of business administration degree in accounting from the University of Arkansas where he graduated cum laude.

Identification of Executive Officers

We have two executive officers. Our officers are elected by our Board of Directors and serve at the pleasure of the Board of Directors.

Joseph E. Hart

Biographical information for Mr. Hart, President and Chief Executive Officer, is set forth above.

Michael A. Rutledge

Mr. Rutledge, 52, Chief Financial Officer, began his career with ADDVantage Technologies in September 2021. Mr. Rutledge served as Vice President, Finance at SomnoMed Group for the past five years. Previously, he spent two years as the Chief Financial Officer at BG Staffing, where he played a key role in taking the company public and raising $16 million. Prior to that, he spent three years as Vice President of Finance with Cantel Medical Corporation, a publicly owned manufacturer of medical products, which acquired Byrne Medical, Inc., where he was the Chief Financial Officer. He joined Byrne Medical from N.F. Smith & Associates, a privately owned distributor of electronic components, where he spent four years as the Chief Financial Officer. He began his career at Ernst & Young, where he spent 12 years ultimately as Senior Audit Manager and was involved in several IPOs. He is a CPA in the State of Texas and holds a Bachelor of Business Administration in Accounting from Texas A&M University.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to report their initial ownership of our common stock and any subsequent changes in that ownership to the SEC and to furnish us with a copy of each of these reports. SEC regulations impose specific due dates for these reports and we are required to disclose in this proxy statement any failure to file by these dates during fiscal year 2022.

Based solely on the review of the copies of these reports furnished to us and written representations that no other reports were required, during and with respect to the fiscal year ended December 31, 2022, we believe that these persons have complied with all applicable filing requirements.

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

Audit Committee

The functions and members of our Audit Committee are set forth below. The members of the Audit Committee are David W. Sparkman (Chairman), John M. Shelnutt, and James C. McGill. Each of the committee members is independent as defined under the rules and listing standards of the NASDAQ Stock Market (“NASDAQ”) and the rules of the Securities and Exchange Commission implemented pursuant to the Sarbanes-Oxley Act of 2002. The Audit Committee met four times during 2022. All of the meetings were held prior to the reporting of our quarterly financial results.

Functions

•Selects the firm that will serve as our independent registered public accounting firm;

•Reviews scope and results of audits with our independent registered public accounting firm, compliance with any of our accounting policies and procedures and the adequacy of our system of internal controls;

•Oversees quarterly reporting; and

•Performs the other functions listed in the Charter of the Audit Committee, a current copy of which may be found on our website at www.addvantagetechnologies.com.

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

Our Board of Directors has determined that each of David W. Sparkman, John M. Shelnutt, and James C. McGill meets the definitions of an audit committee financial expert.

Item 11. Executive Compensation
The following information relates to compensation paid by the Company for the fiscal years ended December 31, 2022 and September 30, 2021 to the Company’s Chief Executive Officer, Chief Financial Officer and the next most highly compensated executive officer of the Company:

							Non-Equity
					Stock	Option	Incentive Plan	All Other	Total
	Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation
			($)	($)(1)	($) (2)	($)	($)	($)(3)	($)
	Joseph E. Hart	2022	$300,000	—	$—	$—	$—	$32,505	$332,505
	Principal Executive Officer	2021	$300,000	—	$446,450	$—	$—	$26,419	$772,869

	Michael A. Rutledge	2022	250,000	—	106,839	—	—	24,662	381,501
	Chief Financial Officer (4)	2021	15,050	—	—	—	—	—	15,050

	Scott A. Francis
	Chief Accounting Officer (5)	2021	108,632	—	222,858	—	—	94,660	426,150

	Jimmy Taylor	2022	128,041	—	43,875	—	—	8,017	179,933
	President, Wireless Segment (6)	2021	235,383	—	78,325	—	—	14,116	327,824

(1)	There were no executive bonuses awarded in 2022 or 2021.
(2)	The amounts shown are Company officer compensation and represent the total fair value of the stock awards shares on the date of the grant to officers for fiscal years 2022 and 2021. The fair value of the stock awards is amortized over the vesting period to compensation expense in the Consolidated Statements of Operations contained in this Annual Report on Form 10-K. The fair value of the stock awards was based on the closing market prices of the stock on the dates of the grants. The actual value that an executive officer will realize upon vesting of performance or time-based awards will depend upon the market price of the Company’s stock on the vesting date, so there is no assurance that the value realized by an executive officer will be at or near the value of the market price of the Company’s stock on the grant date. Mr. Hart's amount for fiscal year 2021 was inadvertently omitted from the 10-K/A and the Proxy statement filed on January 27, 2022 and August 12, 2022, respectively.
(3)	Represents amounts paid by the Company on behalf of an officer for matching contributions to the Company’s qualified 401(k) plan, group term life, and auto allowance received during the year. Mr. Francis's other compensation includes severance payments.
(4)	Mr. Rutledge's salary for 2021 represents his prorated annual salary of $250,000 as per the terms of his employment agreement from his September 2021 start date.
(5)	Mr. Francis was the Vice President and Chief Accounting Officer of the Company until his departure in March 2021. Mr. Francis served as the interim Chief Accounting Officer through August 2021 as an independent contractor.
(6)	Mr. Taylor retired in July, 2022.
Potential Payments Upon Termination or Change of Control
We have entered into employment/severance agreements with Mr. Hart and Mr. Rutledge. These agreements are designed to promote stability, continuity and focus for key members of leadership during periods of uncertainty that may be created by change of control situations. Additionally, the use of such agreements is a competitive practice that enhances our ability to attract and retain leadership talent.
These agreements have no stated term but provide for the payment of severance benefits in most situations where the employee is terminated without cause or is terminated or resigns in connection with a Change in Control of the Company. Mr. Hart, in this event, will be paid the amount of his annual base salary immediately preceding the termination without cause or Change of Control. Mr. Rutledge will be paid the amount of 50% of his annual base salary immediately preceding the termination without cause or Change of Control. Most executive equity awards which are subject to vesting provide for accelerated vesting upon the occurrence of a change in control.
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

Outstanding Equity Awards at December 31, 2022

The named executive officers of the Company did not have any unvested stock option awards as of December 31, 2022.

The following table reflects the number of shares of unvested restricted stock awards of our named executive officers of the Company as of December 31, 2022:

Unvested Restricted Stock
Joseph E. Hart	—
Michael A. Rutledge	37,500
Compensation of Directors

The director compensation plan compensates each director, with the exception of Mr. McGill, $20,000 per year and the Chairman of the Audit Committee $30,000. Mr. McGill receives $25,000 annually in cash paid in monthly installments per his agreement with the Company.

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

We reimburse all directors for out-of-pocket expenses incurred by them in connection with their service on our Board and any Board committee. The following table reflects the total compensation earned by each non-employee director during the last fiscal year:

	Fiscal Year 2022 Director Compensation	Fees Earned or Paid in Cash	Restricted Stock Awards (5) (6)	Total Compensation
	James C. McGill (1) (2) (3) (4) (7)	$25,000	$50,000	$75,000
	David E. Chymiak (4)	20,000	15,000	35,000
	Timothy S. Harden (2) (3) (4)	20,000	50,000	70,000
	John M. Shelnutt (1) (2) (3) (4)	20,000	50,000	70,000
	David W. Sparkman (1) (4)	30,000	50,000	80,000

(1)	Member of the Audit Committee.
(2)	Member of the Corporate Governance and Nominating Committee.
(3)	Member of the Compensation Committee.
(4)	Member of the Strategy and Corporate Planning Committee.
(5)	The fair value of the stock awards are amortized over the estimated period until the next annual shareholders meeting to compensation expense in the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K. The fair value of the stock award was based on the closing market price of the stock on the date of grant.
(6)	The directors received their fiscal 2022 awards in December, 2022, with a total fair value of $215,000 as of the original dates of the awards.
(7)	James C. McGill and the Company entered into an amended Letter Agreement on July 16, 2020, which amended his previous agreement dated October 8, 2018. This amended agreement provides that, for serving as Chairman of the Board, Mr. McGill will receive annual compensation in the form of $25,000 in cash and $50,000 in shares of stock, which will vest vest over a 12-month period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table shows the number of shares of common stock beneficially owned (as of December 31, 2022) by:
• each person known by us who beneficially owns more than 5% of any class of our voting stock;
• each director and nominee for director;
• each executive officer named in the Summary Compensation Table; and
• our directors and executive officers as a group.

Except as otherwise indicated, the beneficial owners listed in the table have sole voting and investment powers of their shares.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percent of Class (1)
Directors and Officers:
David Chymiak	2,715,428		19.2%
Joseph Hart	196,122		1.4%
James McGill	203,774		1.4%
John Shelnutt	132,515		*
Timothy Harden	124,228		*
Michael Rutledge	92,857		*
David Sparkman	114,567		*

All Executive Officers and Directors as a group (7 persons)	3,579,491		25.3%

Others > 5% ownership:
Ken Chymiak	1,085,738	(2)	7.7%

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
(2) Based on a Form 4, filed on January 26, 2021, of the shares beneficially owned by Mr. Chymiak, 1,085,738 are held of record by his spouse, Susan C. Chymiak as trustee of the Susan Chymiak Revocable Trust. Mr. Chymiak has sole voting and investment power over those shares held of record by him. Mr. Chymiak disclaims beneficial ownership of the shares held by his wife

Securities authorized for issuance under equity compensation plans
The information in the following table is as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	1,072,304
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,072,304

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Review, Approval or Ratification of Transactions with Related Persons. The Company is not aware of any transaction that was required to be reported in its filings with the SEC where such policies and procedures either did not require review or were not followed. The Company's Audit Committee Charter, which is available on the Corporate Governance page of our website, www.addvantagetechnologies.com, provide that the Company shall conduct an appropriate review of all transactions with related persons for potential conflict of interest situations on an ongoing basis, and all such transactions shall be approved by the Audit Committee or another independent body of the Board.

In addition, the Company also requires each of its directors and executive officers to complete a Director and Officer Questionnaire on an annual basis, and to update such information when the questionnaire responses become incomplete or inaccurate. The Director and Officer Questionnaire requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.
HoganTaylor LLP audited our consolidated financial statements for the fiscal years ended December 31, 2022 and September 30, 2021.

Fees Incurred by the Company for Services Performed by Audit Firms

The following table shows the fees incurred for the years ended December 31, 2022 and September 30, 2021 for professional services provided by HoganTaylor for the audits of our annual financial statements as well as other professional services. Included within the year ended 2022 are the fees associated with the transition period of three months ended December 31, 2021.

	2022	2021
Audit Fees(1)	$227,800	$129,000
Audit-Related Fees(2)	23,500	7,500
Tax Fees(3)	—	25,006
All Other Fees	—	—
Total	$251,300	$161,506

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

10.34	Modification Addendum to the Business Manager Agreement between Nave Communications Company and Vast Bank, N.A., executed December 20, 2022
10.35	Modification Addendum to the Business Manager Agreement between Triton Datacom and Vast Bank, N.A., executed December 20, 2022
10.36	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc. and Vast Bank, N.A., executed December 20, 2022
10.37	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc. and Vast Bank, N.A., executed December 20, 2022
10.38*
Executive Employment Agreement dated effective as of February 13, 2023, between the Company and Jerry Jones, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2023 (File No. 001-10799).

21.1*	Listing of the Company's subsidiaries.
23.1	Consent of HoganTaylor LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.

* incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADDvantage Technologies Group, Inc.

Date: March 21, 2023	By:	/s/ Joseph E. Hart
Joseph E. Hart, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2023	By:	/s/ Michael A. Rutledge
Michael Rutledge, Chief Financial Officer (Principal Financial Officer)

Date: March 21, 2023		/s/ David E. Chymiak
David E. Chymiak, Director

Date: March 21, 2023		/s/ Timothy S. Harden
Timothy S. Harden, Director

Date: March 21, 2023		/s/ James C. McGill
James C. McGill, Chairman of the Board of Directors

Date: March 21, 2023		/s/ John M. Shelnutt
John M. Shelnutt, Director

Date: March 21, 2023		/s/ David W. Sparkman
David W. Sparkman, Director