Form 10-Q
period 2023-03-31
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2023-05-15
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ________________ TO ______________
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

Shares outstanding of the issuer's $.01 par value common stock as of May 9, 2023 were 14,860,857.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended March 31, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,555	$2,552
Restricted cash	1,473	1,101
Accounts receivable, net of allowances of $304 and $262, respectively	1,635	1,682
Unbilled revenue	3,124	5,005
Income tax receivable	102	102
Inventories, net of allowances of $4,118 and $3,871, respectively	8,469	9,563
Prepaid expenses and other current assets	1,308	1,399
Total current assets	18,666	21,404

Property and equipment, at cost:
Machinery and equipment	5,543	5,542
Leasehold improvements	899	899
Total property and equipment, at cost	6,442	6,441
Less: Accumulated depreciation	(3,295)	(3,057)
Net property and equipment	3,147	3,384
Right-of-use lease assets	1,302	1,540
Intangibles, net of accumulated amortization	629	709
Goodwill	58	58
Other assets	207	123
Total assets	$24,009	$27,218

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,755	$9,407
Accrued expenses	1,552	1,445
Deferred revenue	207	148
Right-of-use lease obligations, current	1,069	1,204
Finance lease obligations, current	645	636
Other current liabilities	532	442
Total current liabilities	12,760	13,282
Right-of-use lease obligations, long-term	463	635
Finance lease obligations, long-term	1,088	1,254
Total liabilities	14,311	15,171
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,788,857 and 14,132,033 shares issued and outstanding, respectively	148	141
Paid in capital	2,977	2,585
Retained earnings	6,573	9,321
Total shareholders’ equity	9,698	12,047
Total liabilities and shareholders’ equity	$24,009	$27,218

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Sales	$14,720	$23,759
Cost of sales	11,303	18,001
Gross profit	3,417	5,758
Operating expenses	2,047	2,753
Selling, general and administrative expenses	3,606	3,850
Depreciation and amortization expense	317	318
Loss on disposal of assets	—	2
Loss from operations	(2,553)	(1,165)
Other income (expense):
Other income (expense)	(149)	(168)
Interest expense	(46)	(61)
Other income (expense), net	(195)	(229)

Loss before income taxes	(2,748)	(1,394)
Income tax benefit	—	—

Net loss	$(2,748)	$(1,394)

Loss per share:
Basic and diluted	$(0.21)	$(0.11)
Shares used in per share calculation:
Basic and diluted	13,273,330	13,071,053

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2022	14,132,033	$141	$2,585	$9,321	$12,047
Net loss	—	—	—	(2,748)	(2,748)
Restricted stock issuance	656,824	7	(7)	—	—
Amortization of stock-based compensation	—	—	399	—	399
Balance, March 31, 2023	14,788,857	$148	$2,977	$6,573	$9,698

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315
Net loss	—	—	—	(1,394)	(1,394)
Common stock issuance	143,985	2	166	—	168
Restricted stock issuance	4,000	—	—	—	—
Amortization of stock-based compensation	—	—	247	—	247
Balance, March 31, 2022	13,189,112	$132	$748	$7,456	$8,336

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(2,748)	$(1,394)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	237	238
Amortization	80	80
Non cash amortization of right-of-use asset and liability	(68)	(7)
Provision for excess and obsolete inventories	247	80
Share based compensation expense	399	247
Gain on disposal of property and equipment	—	2
Changes in assets and liabilities:
Accounts receivable	47	6,100
Unbilled revenue	1,881	(958)
Inventories	847	(236)
Prepaid expenses and other current assets	7	(313)
Accounts payable	(652)	1,281
Accrued expenses and other liabilities	197	403
Deferred revenue	59	18
Net cash provided by operating activities	533	5,541

Investing Activities:
Purchases of property and equipment	(1)	(78)
Disposals of property and equipment	—	42
Net cash used in investing activities	(1)	(36)

Financing Activities:
Change in bank line of credit	—	(2,050)
Payments on financing lease obligations	(157)	(195)
Proceeds from sale of common stock	—	168
Net cash used in financing activities	(157)	(2,077)

Net increase in cash, cash equivalents and restricted cash	375	3,428
Cash, cash equivalents and restricted cash at beginning of period	3,653	2,418
Cash, cash equivalents and restricted cash at end of period	$4,028	$5,846

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the three months ended March 31, 2023 and 2022, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Change in year end
In September 2022, the Company's Board of Directors approved a change in the Company's fiscal year end from September 30 to December 31. The Company's current fiscal year runs from January 1 through December 31. As a result of the change in year end, the Company filed a Transition Report on Form 10-Q for the period from October 1, 2021 through December 31, 2021.
Recently Adopted Accounting Standards
Financial Instruments – Credit Losses. The Financial Accounting Standards Board ("FASB") issued five Accounting Standards Updates (ASUs) related to financial instruments – credit losses. The ASUs issued were: (1) in June 2016, ASU 2016-13, “Financial Instruments – Credit Losses (“ASC 326”): Measurement of Credit Losses on Financial Instruments,” (2) in November 2018, ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses,” (3) in April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” (4) in May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief” and (5) in November 2019, ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses.” Additionally, in February and March 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (ASC 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (ASC 842)” and ASU 2020-03, “Codification Improvements to Financial Instruments,” respectively, which include amendments to ASC 326.
ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leasing standard. ASU 2019-04 clarifies and improves areas of guidance related to the recently issued standards on financial instruments – credit losses, derivatives and hedging, and financial instruments. ASU 2019-05 provides entities that have certain instruments within the scope of ASC Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall. ASU 2019-11 clarifies guidance around how to report expected recoveries and reinforces existing guidance that prohibits organizations from recording negative allowances for available-for-sale debt securities, among other narrow scope and technical improvements. ASU 2020-02 adds a Securities and Exchange Commission (SEC) paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 on loan losses to FASB Codification ASC 326 and also updates the SEC section of the Codification for the change in the effective date of ASC 842. ASU 2020-03 makes narrow-scope improvements to various aspects of the financial instrument guidance as part of the FASB’s ongoing Codification improvement project aimed at clarifying specific areas of accounting guidance to help avoid unintended application.
The Company adopted the applicable guidance in ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02 and ASU 2020-03 on January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
Note 2 – Revenue Recognition
The Company’s principal sales are from Wireless services and sales of Telco equipment, primarily in the United States. Sales to international customers totaled approximately $1.6 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually amounted to 10% or greater of the Company's revenue, to one customer totaled 19%, and to two customers totaled 39% of consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.
Our sales by type were as follows, in thousands:

	Three Months Ended March 31,
	2023	2022
Wireless services sales	$6,572	$7,767
Telco equipment	8,147	15,986
Telco repair	1	6
Total sales	$14,720	$23,759
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At March 31, 2023 and December 31, 2022, contract assets were $3.1 million and $5.0 million, respectively, and contract liabilities were $0.2 million and $0.1 million, respectively. The Company recognized $0.1 million of contract revenue during the three months ended March 31, 2023 related to contract liabilities recorded in deferred revenue at December 31, 2022.
Note 3 – Accounts Receivable Agreements
The Company maintains accounts receivable purchase facilities for its Nave and Triton subsidiaries with its primary financial lender with capacities of $10.0 million for Nave and $3.0 million for Triton. The lender charges a fee of 1.75% of sold receivables. The Company also maintains accounts receivable purchase facilities for its Fulton subsidiary, providing a credit capacity excluding a major customer of $3.0 million, with a fee of 2.0% of sold receivables, and credit capacity secured by receivables of a major customer of $3.0 million, with a fee of 1.6% of sold receivables.

All four facilities are secured by the subsidiary's receivables, and the lender advances 90% of sold receivables and establishes a reserve of 10% of the sold receivables at initial sale, which increases to 100% over time after 120 days, until the Company collects the sold receivables. All four facilities mature on December 17, 2023.
The Company has a total capacity under all four facilities of $19.0 million. As of March 31, 2023, the lender has a reserve against the sold receivables of $1.5 million, which is reflected as restricted cash on the consolidated balance sheets.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $7.0 million at March 31, 2023.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at March 31, 2023 as the Company concluded that the sold receivables are collectible.

For the three months ended March 31, 2023, the Company received proceeds from the sold receivables under all of their various agreements of $12.9 million and included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. The Company recorded related costs of $0.2 million for the three months ended March 31, 2023, in other expense in the consolidated statements of operations.
Note 4 – Inventories
Inventories, which are all within the Telco segment, at March 31, 2023 and December 31, 2022 are as follows, in thousands:

	March 31, 2023	December 31, 2022
New equipment	$2,144	$2,286
Refurbished and used equipment	10,443	11,148
Allowance for excess and obsolete inventory	(4,118)	(3,871)

Total inventories, net	$8,469	$9,563
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
Note 5 – Intangible Assets
Intangible assets with their associated accumulated amortization and impairment at March 31, 2023 and December 31, 2022 are as follows, in thousands:

	March 31, 2023
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,940)	$215
Trade name – 10 years	2,122	(1,708)	414
Total intangible assets	$5,277	$(4,648)	$629

	December 31, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,913)	$242
Trade name – 10 years	2,122	(1,655)	467
Total intangible assets	$5,277	$(4,568)	$709
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

During the three months ended March 31, 2022, 143,985 Shares were sold by Northland on behalf of the Company with gross proceeds of $0.2 million, and net proceeds after commissions and fees of $0.2 million. On November 28, 2022, the Company terminated the Sales Agreement with Northland. There were no penalties associated with the termination of the Sales Agreement. As a result of the termination, no shares were sold during the three months ended March 31, 2023.

Note 8 – Earnings Per Share
Basic and diluted earnings per share for the three months ended March 31, 2023 and 2022, in thousands:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common shareholders	$(2,748)	$(1,394)

Basic and diluted weighted average shares	13,273	13,071

Basic and diluted loss per common share	$(0.21)	$(0.11)
The table below includes information related to stock options and restricted stock awards that were outstanding at the end of each respective three-month period ended March 31, but have been excluded from the computation of weighted average shares for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Stock options excluded	—	50,000
Weighted average exercise price of stock options		$1.28
Average market price of common stock		$1.32

Unvested restricted stock awards	912,883	—

Note 9 – Supplemental Cash Flow Information

(in thousands)	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$46	$62
Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$—	$203
Note 10 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At March 31, 2023, 3,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 415,480 shares were available for future grants.
Stock Options
As of December 31, 2022, there were no outstanding stock options under the Plan. There were no stock options granted during the three months ended March 31, 2023.
Restricted stock awards
A summary of the Company's non-vested restricted share awards at March 31, 2023 and changes during the three months ended March 31, 2023 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at December 31, 2022	531,725	$1,016
Granted	692,824	804
Vested	(275,666)	(368)
Forfeited	(36,000)	(49)
Non-vested at March 31, 2023	912,883	$1,403
During the three month period ended March 31, 2023 and 2022, expenses related to share-based arrangements including restricted stock and stock option awards, were $0.4 million and $0.2 million, respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three months ended March 31, 2023 and 2022.
At March 31, 2023, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.8 million. That cost is expected to be recognized over a period of 3.0 years.
Note 11 – Leases
The Company has a right-of-use for a building in Jessup, Maryland which was no longer being used in operations. The Maryland property was subleased as of March 31, 2023 and will end in November, 2023. Rental payments received related to the sublease was recorded as a reduction of rent expense in our consolidated statements of operations for the periods ending March 31, 2023 and 2022.

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

(in thousands)	Three Months Ended
	March 31, 2023	March 31, 2022
Sales
Wireless	$6,572	$7,766
Telco	8,148	15,993
Total sales	$14,720	$23,759
Gross profit
Wireless	$1,344	$1,537
Telco	2,073	4,221
Total gross profit	$3,417	$5,758
Income (loss) from operations
Wireless	$(2,097)	$(2,203)
Telco	(456)	1,038
Total income (loss) from operations	$(2,553)	$(1,165)

(in thousands)	March 31, 2023	December 31, 2022
Segment assets
Wireless	$8,223	$9,790
Telco	12,224	13,217
Non-allocated	3,562	4,211
Total assets	$24,009	$27,218
Note 13 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and except as described below, determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Mast Hill Fund Investments
On April 7 and April 12, 2023, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with Mast Hill Fund, L.P. (the "Purchaser") for the issuance of 13% senior secured promissory notes in the aggregate principal amount of $3.0 million (collectively the “Notes”) convertible into shares of common stock of the Company, as well as the issuance of up to 72,000 shares of common stock as a commitment fee and warrants for the purchase of 648,000 shares of common stock of the Company. The Company and its subsidiaries entered into certain Security Agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Notes. The Purchaser transactions closed on April 7 and April 12, 2023 (each, a “Closing Date”).
On April 7, 2023, the Purchaser acquired the Notes with principal amount of $2.4 million and paid the purchase price of $2.3 million after an original issue discount of $0.1 million. On the same Closing Date, the Company issued (i) a warrant to purchase 290,526 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of the Closing Date, (ii) a warrant to purchase 232,421 shares of common stock with an exercise price of $1.40 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the Notes, and (iii) 58,105 shares of common stock to the Purchaser as additional consideration for the purchase of the Note. On the Closing Date, the Company delivered such duly executed Notes, warrants and common stock to the Purchaser against delivery of such purchase price.
On April 12, 2023, the Purchaser acquired the Notes with principal amount of $0.6 million and paid the purchase price of $0.6 million after an original issue discount of $29 thousand. On the same Closing Date, the Company issued (i) a warrant to purchase 69,474 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of the Closing Date, (ii) a warrant to purchase 55,579 shares of common stock with an exercise price of $1.40 exercisable until the five-year anniversary of the Closing Date, which warrant shall be cancelled and extinguished against payment of the Notes, and (iii) 13,895 shares of common stock to the Purchaser as additional consideration for the purchase of the Note. On the Closing Date, the Company delivered such duly executed Notes, warrants and common stock to the Purchaser against delivery of such purchase price.

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
Overview
The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with the information presented elsewhere in this quarterly report on Form 10-Q and with the information presented in our annual report on Form 10-K for the year ended December 31, 2022, which includes our audited consolidated financial statements and the accompanying notes to the consolidated financial statements.
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
Results of Operations
Comparison of Results of Operations for the three months ended March 31, 2023 and March 31, 2022
Consolidated
Consolidated sales decreased $9.1 million, or 38%, to $14.7 million for three months ended March 31, 2023 from $23.8 million for the three months ended March 31, 2022.  The decrease in sales was due to decreased sales in the Telco segment of $7.9 million and a decrease in Wireless segment sales of $1.2 million.

Consolidated gross profit was $3.4 million, or 23% gross margin for the three months ended March 31, 2023, compared to gross profit of $5.8 million, or 24% gross margin for the three months ended March 31, 2022, a decrease of $2.4 million. The decrease in gross profit was primarily due to a decrease in the Telco segment of $2.1 million.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses were $2.0 million, compared to $2.8 million in the same period last year, a decrease of $0.8 million due primarily to cost control measures instituted by the Company throughout 2022.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense decreased $0.2 million, or 6%, to $3.6 million for the three months ended March 31, 2023 from $3.9 million for the same period last year. The decrease in SG&A relates primarily to decreased selling and commissions expenses related to lower revenues.
Segment Results
Wireless
Revenues for the Wireless segment decreased $1.2 million to $6.6 million for the three months ended March 31, 2023 from $7.8 million for the same period of last year. The decline in revenues over the prior year period relates to the pace of the 5G services construction undertaken on behalf of our expanded customer base. Revenues from some customers have been impacted by global supply chain issues as components necessary for build outs have slowed in some cases.
Gross profit was $1.3 million, or 20% for the three months ended March 31, 2023 compared to $1.5 million, or 20%, for the three months ended March 31, 2022. The decrease in gross profit dollars was the result of lower revenues quarter-over-quarter.
Loss from operations was $2.1 million and $2.2 million for three months ended March 31, 2023 and 2022, respectively. The decrease is mainly attributable to the decline in revenue.
Telco
Sales for the Telco segment decreased $7.9 million to $8.1 million for the three months ended March 31, 2023 from $16.0 million for the same period last year. The decrease in revenues was related to lower sales of used and refurbished equipment as wireless and optical carrier customers absorbed quantities of inventory purchased in 2022.
Gross profit was $2.1 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. The decreased gross profit was due primarily to lower revenues of $8.1 million.
Loss from operations was $0.5 million for the three months ended March 31, 2023 compared to income of $1.0 million for the same period last year, primarily due to the reasons discussed above.
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
The following table provides a reconciliation by segment of income (loss) from operations to Adjusted EBITDA, in thousands:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(2,097)	$(456)	$(2,553)	$(2,203)	$1,038	$(1,165)
Depreciation and amortization expense	120	197	317	197	121	318
Stock compensation expense	213	186	399	114	133	247
Adjusted EBITDA	$(1,764)	$(73)	$(1,837)	$(1,892)	$1,292	$(600)
Critical Accounting Policies
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 1- Summary of Significant Accounting Policies in our Form 10-K.
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
Accounts receivable
Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Trade receivables are written off against the allowance when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received. The Company generally does not charge interest on past due accounts. The adoption of the guidance in ASC 326 did not have a material impact on trade receivables and the allowance for doubtful accounts.
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
Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At March 31, 2023, we had total inventory, before the reserve for excess and obsolete inventories, of $12.6 million, consisting of $2.1 million in new products and $10.4 million in used or refurbished products.

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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered or that the cost will not be recovered when it is processed through recycling. Therefore, we have an obsolete and excess inventory reserve of $4.1 million at March 31, 2023. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
Inbound freight charges are included in cost of sales. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other inventory expenditures are included in operating expenses, since the amounts involved are not considered a material component of cost of sales.
Intangibles
Intangible assets that have finite useful lives are amortized on a straight-line basis over their estimated useful lives of 10 years. Intangible assets are also tested for impairment when events and circumstances indicate that the carrying value may not be recoverable. As of March 31, 2023, there were no indicators of impairment present.
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities
During the three months ended March 31, 2023, cash provided by operations was $0.5 million. Cash flows from operations were negatively impacted by a net loss of $2.7 million, offset by net cash provided by working capital of $2.3 million and non-cash adjustments of $0.9 million.
Cash Flows Used in Investing Activities
During the three months ended March 31, 2023, cash used in investing activities was $1 thousand, consisting of purchases of property and equipment.
Cash Flows Used in Financing Activities
During the three months ended March 31, 2023, cash used in financing activities was $0.2 million, consisting of payments on financing leases.
Liquidity and Capital Resources
At March 31, 2023 we had $4.0 million in cash and equivalents and restricted cash.
The Company has an overall capacity to factor its accounts receivable of $19.0 million for working capital needs. At March 31, 2023, the Company had $7.0 million utilized under the receivables purchase facilities, leaving $12.0 million available to the Company to factor additional receivables generated from future sales.

The Company has experienced a number of quarters with negative operating results over the recent history. Should those continue, we would need to obtain other funding arrangements to supplement working capital, which could include the filing of a registration statement for the sale of equity, and the issuance of debt, either convertible or non-convertible, which might or might not include the issuance of warrants or shares associated with the transaction.
Subsequent Event: Mast Hill Fund Investments
On April 7 and April 12, 2023, the Company received $2.9 million from Mast Hill Fund, L.P., against the issuance of 13% senior secured promissory notes in the aggregate principal amount of $3.0 million after an original issue discount of $0.1 million (collectively the “Notes”). See Item 1 - Note 13 - Subsequent Events in the notes to the unaudited consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in routine litigation that arises in the ordinary course of business. We are not currently involved in any claims outside the ordinary course of business that are material to our financial condition or results of operations.

Item 1A. Risk Factors.
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

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
Date: May 15, 2023
/s/ Joseph E. Hart
Joseph E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)