Form 10-Q
period 2023-06-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2023-08-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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

Shares outstanding of the issuer's $.01 par value common stock as of August 9, 2023 were 14,982,524.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended June 30, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,832	$2,552
Restricted cash	739	1,101
Accounts receivable, net of allowances of $304 and $262, respectively	1,385	1,682
Unbilled revenue	1,831	5,005
Income tax receivable	102	102
Inventories, net of allowances of $4,097 and $3,871, respectively	8,076	9,563
Prepaid expenses and other current assets	1,203	1,399
Total current assets	16,168	21,404

Property and equipment, at cost:
Machinery and equipment	5,565	5,542
Leasehold improvements	899	899
Total property and equipment, at cost	6,464	6,441
Less: Accumulated depreciation	(3,533)	(3,057)
Net property and equipment	2,931	3,384
Right-of-use lease assets	1,060	1,540
Intangibles, net of accumulated amortization	549	709
Goodwill	58	58
Other assets	207	123
Total assets	$20,973	$27,218

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,151	$9,407
Accrued expenses	1,428	1,445
Deferred revenue	349	148
Notes payable	2,210	—
Right-of-use lease obligations, current	933	1,204
Finance lease obligations, current	640	636
Other current liabilities	589	442
Total current liabilities	12,300	13,282
Right-of-use lease obligations, long-term	288	635
Finance lease obligations, long-term	937	1,254
Total liabilities	13,525	15,171
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,942,524 and 14,132,033 shares issued and outstanding, respectively	149	141
Paid in capital	3,559	2,585
Retained earnings	3,740	9,321
Total shareholders’ equity	7,448	12,047
Total liabilities and shareholders’ equity	$20,973	$27,218

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$12,088	$27,789	$26,807	$51,548
Cost of sales	8,816	19,642	20,118	37,643
Gross profit	3,272	8,147	6,689	13,905
Operating expenses	1,967	2,544	4,014	5,296
Selling, general and administrative expenses	3,288	4,145	6,894	7,996
Depreciation and amortization expense	317	313	634	630
Loss on disposal of assets	—	—	—	2
Income (loss) from operations	(2,300)	1,145	(4,853)	(19)
Other income (expense):
Other income (expense)	(184)	(233)	(333)	(401)
Interest expense	(334)	(37)	(379)	(99)
Other income (expense), net	(518)	(270)	(712)	(500)

Income (loss) before income taxes	(2,818)	875	(5,565)	(519)
Income tax provision	16	—	16	—

Net income (loss)	$(2,834)	$875	$(5,581)	$(519)

Income (loss) per share:
Basic and diluted	$(0.20)	$0.07	$(0.41)	$(0.04)
Shares used in per share calculation:
Basic and diluted	13,999,816	13,191,792	13,638,538	13,131,754

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2022	14,132,033	$141	$2,585	$9,321	$12,047
Net loss	—	—	—	(2,748)	(2,748)
Restricted stock issuance	656,824	7	(7)	—	—
Amortization of stock-based compensation	—	—	399	—	399
Balance, March 31, 2023	14,788,857	$148	$2,977	$6,573	$9,698
Net loss	—	—	—	(2,834)	(2,834)
Common stock and warrants issuance	72,000	1	384	—	385
Restricted stock issuance	81,667	1	(1)	—	—
Amortization of stock-based compensation	—	—	199	—	199
Balance, June 30, 2023	14,942,524	$149	$3,559	$3,740	$7,448

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315
Net loss	—	—	—	(1,394)	(1,394)
Common stock issuance	143,985	2	166	—	168
Restricted stock issuance	4,000	—	—	—	—
Amortization of stock-based compensation	—	—	247	—	247
Balance, March 31, 2022	13,189,112	$132	$748	$7,456	$8,336
Net income	—	—	—	875	875
Common stock issuance	30,745	—	38	—	38
Restricted stock forfeitures	(51,666)	(1)	1	—	—
Amortization of stock-based compensation	—	—	103	—	103
Balance, June 30, 2022	13,168,191	$132	$890	$8,331	$9,353

Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(5,581)	$(519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	475	471
Amortization	360	159
Non cash amortization of right-of-use asset and liability	(138)	(131)
Provision for excess and obsolete inventories	226	147
Charge for lower of cost or net realizable value inventories	51	—
Share based compensation expense	598	350
Gain on disposal of property and equipment	—	2
Changes in assets and liabilities:
Accounts receivable	297	4,085
Unbilled revenue	3,174	(567)
Inventories	1,210	(2,104)
Prepaid expenses and other current assets	112	(201)
Accounts payable	(3,256)	3,747
Accrued expenses and other liabilities	133	542
Deferred revenue	201	(120)
Net cash (used in) provided by operating activities	(2,138)	5,861

Investing Activities:
Purchases of property and equipment	(23)	(129)
Disposals of property and equipment	—	42
Net cash used in investing activities	(23)	(87)

Financing Activities:
Change in bank line of credit	—	(2,050)
Proceeds from notes payable	2,850	—
Payment for debt issuance costs	(270)	—
Payments on notes payable	(187)	—
Payments on financing lease obligations	(314)	(409)
Proceeds from sale of common stock	—	206
Net cash provided by (used in) financing activities	2,079	(2,253)

Net (decrease) increase in cash, cash equivalents and restricted cash	(82)	3,521
Cash, cash equivalents and restricted cash at beginning of period	3,653	2,418
Cash, cash equivalents and restricted cash at end of period	$3,571	$5,939

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the six months ended June 30, 2023 and 2022, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Note 2 - Going Concern Assessment
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.
The Company has been subject to adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited interim consolidated financial statements, including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios. Additionally, the impacts of unfavorable wireless industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows give rise to substantial doubt about the Company’s ability to pay its obligations as they come due. In consideration of the substantial amount of short-term debt outstanding, detailed below, and the aforementioned unfavorable wireless industry conditions, the Company will be engaging advisors to assist with the evaluation, negotiation, and consummation of strategic alternatives, which may include, but are not limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, the issuance of equity securities, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, raise additional capital, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year that these financial statements are made available.
Management’s plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to grow its revenues and improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtaining additional working capital funds through various sources, and eliminating inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.
The unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Management Plans
In assessing the Company’s liquidity, management reviews its cash and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, capital expenditure and debt service obligations. As of June 30, 2023, the Company’s current liabilities exceeded the current assets by approximately $4.2 million, exclusive of inventories.
Management is evaluating all options to refinance its existing short-term debt obligations as well as exploring alternative financing, refinancing, restructuring and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. In support of these efforts, management is pursuing various initiatives including, but not limited to, the following:

•Cash management: An attentive and strategic focus on cash flow has been implemented. A weekly cash flow forecast is produced that analyzes cash flow activities as well as anticipated cash flow. Also, the Company is focused on optimizing working capital management;
•Operating results: Management is committed to focusing on operating results, which is expected to improve operating cash flows and bring the Company’s financial performance back in line with historical operating results. The Company expects to see continued improvement in cash flow throughout 2024 as the increase in orders from new customers improve earnings. As construction in the fiber broadband space increases, along with concerted attempts to enter into a long term agreement with a significant customer in the Wireless segment, sales growth is expected to increase and margins to expand as a result of operating leverage;
•Capital spending: Management expects to minimize capital expenditures in 2024;
•Strategic options: An investment banker is being engaged to investigate all strategic options, including the disposal of assets; and
•Debt refinancing: Continued undertakings to partially or completely refinance the debt.
Note 3 – Revenue Recognition
The Company’s principal sales are from Wireless services and sales of Telco equipment, primarily in the United States. Sales to international customers totaled approximately $1.2 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $3.6 million for the six months ended June 30, 2023 and 2022, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually amounted to 10% or greater of the Company's revenue, to two customers totaled 31%, and to two customers totaled 33% of consolidated revenues for the six months ended June 30, 2023 and 2022, respectively.
Our sales by type were as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wireless services sales	$6,329	$7,243	$12,901	$15,009
Equipment sales:
Telco equipment	5,750	20,346	13,897	36,333
Telco repair	9	8	9	14
Telco recycle	—	192	—	192
Total sales	$12,088	$27,789	$26,807	$51,548
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At June 30, 2023 and December 31, 2022, contract assets were $1.8 million and $5.0 million, respectively, and contract liabilities were $0.3 million and $0.1 million, respectively. The Company recognized $0.1 million of contract revenue during the six months ended June 30, 2023 related to contract liabilities recorded in deferred revenue at December 31, 2022.
Note 4 – Accounts Receivable Agreements
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

The Company has a total capacity under all four facilities of $19.0 million. As of June 30, 2023, the lender has a reserve against the sold receivables of $0.7 million, which is reflected as restricted cash on the consolidated balance sheets.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $3.1 million at June 30, 2023.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at June 30, 2023 as the Company concluded that the sold receivables are collectible.
For the six months ended June 30, 2023, the Company received proceeds from the sold receivables under all of their various agreements of $22.8 million and included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. The Company recorded related costs of $0.4 million for the six months ended June 30, 2023, in other expense in the consolidated statements of operations.
Note 5 – Inventories
Inventories, which are all within the Telco segment, at June 30, 2023 and December 31, 2022 are as follows, in thousands:

	June 30, 2023	December 31, 2022
New equipment	$1,976	$2,286
Refurbished and used equipment	10,197	11,148
Allowance for excess and obsolete inventory	(4,097)	(3,871)

Total inventories, net	$8,076	$9,563
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
Note 6 – Intangible Assets
Intangible assets with their associated accumulated amortization and impairment at June 30, 2023 and December 31, 2022 are as follows, in thousands:

	June 30, 2023
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,966)	$189
Trade name – 10 years	2,122	(1,762)	360
Total intangible assets	$5,277	$(4,728)	$549

	December 31, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,913)	$242
Trade name – 10 years	2,122	(1,655)	467
Total intangible assets	$5,277	$(4,568)	$709

Note 7 – Debt
Credit Agreement
On March 17, 2022, the Company closed its $3.0 million credit facility for its Nave and Triton subsidiaries with its primary financial lender. See Note 4 - Accounts Receivable Agreements for more information about the Company's receivables purchase facilities.

Convertible Promissory Notes

In April 2023, the Company entered into securities purchase agreements for the issuance of convertible senior promissory notes (the “April Notes”) with Mast Hill Fund, L.P. (the “Holder”). In the aggregate, the principal balance was $3.0 million, of which the purchase price was $2.8 million, and the original issue discount was $0.2 million. The April Notes have a term of one year and bear interest at a rate of 13% per annum. The Company and its subsidiaries entered into certain Security Agreements, creating a security interest in certain property of the Company and its subsidiaries to secure the prompt payment, performance, and discharge in full of the Company’s obligations under the April Notes. The April Notes are subject to certain covenants as defined in the securities purchase agreement which includes maintaining its common stock listing status with the Nasdaq Capital Market, and maintaining a minimum market capitalization of $5 million.

In connection with the issuance of the April Notes, the Company issued (i) warrants to purchase 360,000 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of the closing date, and (ii) a warrant to purchase 288,000 shares of common stock with an exercise price of $1.40 exercisable until the five-year anniversary of the closing date, which warrant shall be cancelled and extinguished against payment of the Notes (together, the “April Warrants”). Additionally, as a commitment fee to the Holder, 72,000 shares of the Company’s common stock were issued in connection with the April Notes. The April Notes also contain a conversion feature which allows the Holder to convert any portion of the outstanding unpaid principal and interest into shares of the Company’s common stock at a conversion price of $2.50 per share. Pursuant to the April Notes, the Company is required to hold an annual shareholders meeting within 90 calendar days after the first date that the Company's common stock traded at a share price below $1.00 during five consecutive trading days. The Company's stock traded below $1.00 for five consecutive days on May 1, 2023. On June 9, 2023, Mast Hill and the Company amended the April Notes and agreed to allow the Company to hold its Annual Shareholder meeting by September 30, 2023. On August 10, 2023 the Company filed a Definitive Proxy Statement for the meeting of shareholders to be held on September 22, 2023.

The conversion feature contained in the April Notes was evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the April Notes and not bifurcated. The April Warrants were evaluated and did not meet the criteria to be classified as derivatives, and accordingly, were recognized as equity instruments at fair value using a Black-Scholes model valuation. The commitment fee shares were earned upon closing, and as such were recognized as equity based on the closing stock price. As of June 30, 2023, the contra-liabilities for the commitment fee and April Warrants were $0.3 million and are amortized to interest expense, the remaining debt issuance costs were $0.3 million, repayments on the April Notes were $0.2 million, and the net outstanding principal balance of the April Notes was $2.2 million.

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

During the six months ended June 30, 2022, 174,730 Shares were sold by Northland on behalf of the Company with gross proceeds of $0.2 million, and net proceeds after commissions and fees of $0.2 million. On November 28, 2022, the Company terminated the Sales Agreement with Northland. There were no penalties associated with the termination of the Sales Agreement. As a result of the termination, no shares were sold during the six months ended June 30, 2023.

Note 9 – Earnings Per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$(2,834)	$875	$(5,581)	$(519)

Basic and diluted weighted average shares	14,000	13,192	13,639	13,132

Basic and diluted loss per common share	$(0.20)	$0.07	$(0.41)	$(0.04)
The table below includes information related to stock options and restricted stock awards that were outstanding at the end of each respective three and six-month period ended June 30, but have been excluded from the computation of weighted average shares for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options excluded	—	50,000	—	50,000
Weighted average exercise price of stock options		$1.28		$1.28
Average market price of common stock		$1.27		$1.29

Unvested restricted stock awards	897,490	—	897,490	—

Note 10 – Supplemental Cash Flow Information

(in thousands)	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$378	$99
Cash paid for taxes	$16	$—

Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$—	$281
Common stock and warrants issued in conjunction with the issuance of convertible debt	$384	$—
Note 11 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At June 30, 2023, 3,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 333,813 shares were available for future grants.
Restricted stock awards
A summary of the Company's non-vested restricted share awards at June 30, 2023 and changes during the three months ended June 30, 2023 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at March 31, 2023	912,883	$1,403
Granted	95,000	80
Vested	(97,060)	(138)
Forfeited	(13,333)	(34)
Non-vested at June 30, 2023	897,490	$1,311
During the three month period ended June 30, 2023 and 2022, expenses related to share-based arrangements including restricted stock, were $0.2 million and $0.1 million, respectively.
During the six month period ended June 30, 2023 and 2022, compensation expenses related to share-based arrangements including restricted stock, were $0.6 million and $0.4 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and six months ended June 30, 2023 and 2022.
At June 30, 2023, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.6 million. That cost is expected to be recognized over a period of 3.0 years.
Note 12 – Leases
The Company has a right-of-use for a building in Jessup, Maryland which was no longer being used in operations. The Maryland property was subleased as of June 30, 2023 and will end in November, 2023. Rental payments received related to the sublease was recorded as a reduction of rent expense in our consolidated statements of operations for the periods ending June 30, 2023 and 2022.

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

(in thousands)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales
Wireless	$6,329	$7,243	$12,901	$15,009
Telco	5,759	20,546	13,906	36,539
Total sales	$12,088	$27,789	$26,807	$51,548
Gross profit
Wireless	$1,786	$1,974	$3,131	$3,511
Telco	1,486	6,173	3,558	10,394
Total gross profit	$3,272	$8,147	$6,689	$13,905
Income (loss) from operations
Wireless	$(1,676)	$(1,461)	$(3,780)	$(3,659)
Telco	(624)	2,606	(1,073)	3,640
Total income (loss) from operations	$(2,300)	$1,145	$(4,853)	$(19)

(in thousands)	June 30, 2023	December 31, 2022
Segment assets
Wireless	$6,260	$9,790
Telco	10,952	13,217
Non-allocated	3,761	4,211
Total assets	$20,973	$27,218

Note 14 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and except as described below, determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Accounts Receivable Agreements with Vast Bank, N.A
On August 9, 2023, due to underutilization as a result of reduced sales the last two quarters, the Company signed Modification Addendums (the “Modification”) to its accounts receivable purchase facilities for its Nave, Triton and

Fulton subsidiaries with Vast Bank, N.A. (“Vast”). The Nave and Triton facilities, after Modification, provide credit capacities of $5.0 million for Nave and $1.5 million for Triton. The Fulton facilities, after Modification, provide a credit capacity excluding a major customer of $6.0 million, and credit capacity secured by receivables of a major customer of $1.5 million. For all four facilities, all other terms and provisions remain in full force and effect.

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
Results of Operations
Comparison of Results of Operations for the three months ended June 30, 2023 and June 30, 2022
Consolidated
Consolidated sales decreased $15.7 million, or 57%, to $12.1 million for three months ended June 30, 2023 from $27.8 million for the three months ended June 30, 2022.  The decrease in sales was due to decreased sales in the Telco segment of $14.8 million and a decrease in Wireless segment sales of $0.9 million.

Consolidated gross profit was $3.3 million, or 27% gross margin for the three months ended June 30, 2023, compared to gross profit of $8.1 million, or 29% gross margin for the three months ended June 30, 2022, a decrease of $4.8 million. The decrease in gross profit was primarily due to a decrease in the Telco segment of $4.7 million.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses were $2.0 million, compared to $2.5 million in the same period last year, a decrease of $0.5 million due primarily to cost control measures instituted by the Company throughout 2022, which included headcount reductions, fleet reductions and other operating reductions in the Wireless segment.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense decreased $0.8 million, or 21%, to $3.3 million for the three months ended June 30, 2023 from $4.1 million for the same period last year. The decrease in SG&A relates primarily to decreased selling and commissions expenses related to lower revenues.
Segment Results
Wireless
Revenues for the Wireless segment decreased $0.9 million to $6.3 million for the three months ended June 30, 2023 from $7.2 million for the same period of last year. The decline in revenues over the prior year period relates to the pace of the 5G services construction undertaken on behalf of our expanded customer base. Most of the large wireless carriers slowed their build outs in the second quarter of 2023, causing a reduction in sites we could build.
Gross profit was $1.8 million, or 28% for the three months ended June 30, 2023 compared to $2.0 million, or 27%, for the three months ended June 30, 2022. The decrease in gross profit dollars was the result of lower revenues quarter-over-quarter, offset partially by a higher profit margin.
Loss from operations was $1.7 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. The increase is mainly attributable to the decline in revenues and gross profit.
Telco
Sales for the Telco segment decreased $14.8 million to $5.8 million for the three months ended June 30, 2023 from $20.6 million for the same period last year. The decrease in revenues in the three months ended June 30, 2023 was related to lower sales of used and refurbished equipment as wireless and optical carrier customers absorbed quantities of inventory purchased during calendar year 2022.
Gross profit was $1.5 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively. The decreased gross profit was due primarily to the decline in revenues.
Loss from operations was $0.6 million for the three months ended June 30, 2023 compared to income of $2.6 million for the same period last year, primarily due to the reasons discussed above.

Comparison of Results of Operations for the six months ended June 30, 2023 and June 30, 2022

Consolidated
Consolidated sales decreased $24.7 million, or 48%, to $26.8 million for six months ended June 30, 2023 from $51.5 million for the six months ended June 30, 2022.  The decrease in sales was due to decreased sales in the Telco segment of $22.6 million and a decrease in Wireless segment sales of $2.1 million.
Consolidated gross profit was $6.7 million, or 25% gross margin for the six months ended June 30, 2023, compared to gross profit of $13.9 million, or 27% gross margin for the six months ended June 30, 2022, a decrease of $7.2 million. The decrease in gross profit was primarily due to a decrease in the Telco segment of $6.8 million.

Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses were $4.0 million, compared to $5.3 million in the same period last year, a decrease of $1.3 million due primarily to cost control measures instituted by the Company throughout 2022, which included headcount reductions, fleet reductions and other operating reductions in the Wireless segment.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense decreased $1.1 million, or 14%, to $6.9 million for the six months ended June 30, 2023 from $8.0 million for the same period last year. The decrease in SG&A relates primarily to decreased selling and commissions expenses related to lower revenues.
Segment Results
Wireless
Revenues for the Wireless segment decreased $2.1 million to $12.9 million for the six months ended June 30, 2023 from $15.0 million for the same period of last year. The decline in revenues over the prior year period relates to the pace of the 5G services construction undertaken on behalf of our expanded customer base, as customers slowed their 5G rollouts for various economic reasons.
Gross profit was $3.1 million, or 24% for the six months ended June 30, 2023 compared to $3.5 million, or 23%, for the six months ended June 30, 2022. The decrease in gross profit dollars was the result of the decline in revenues.
Loss from operations was $3.8 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase is mainly attributable to the decline in revenues.
Telco
Sales for the Telco segment decreased $22.6 million to $13.9 million for the six months ended June 30, 2023 from $36.5 million for the same period last year. The decrease in revenues in the first six months of 2023 was related to lower sales of used and refurbished equipment as wireless and optical carrier customers absorbed quantities of inventory purchased during 2022.
Gross profit was $3.6 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively. The decreased gross profit was due primarily to the decline in revenues.
Loss from operations was $1.1 million for the six months ended June 30, 2023 compared to income of $3.6 million for the same period last year, primarily due to the reasons discussed above.
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
The following table provides a reconciliation by segment of income (loss) from operations to Adjusted EBITDA, in thousands:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(1,676)	$(624)	$(2,300)	$(1,461)	$2,606	$1,145
Depreciation and amortization expense	197	120	317	192	121	313
Stock compensation expense	108	91	199	44	59	103
Adjusted EBITDA	$(1,371)	$(413)	$(1,784)	$(1,225)	$2,786	$1,561

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(3,780)	$(1,073)	$(4,853)	$(3,659)	$3,640	$(19)
Depreciation and amortization expense	394	240	634	388	242	630
Stock compensation expense	302	296	598	145	205	350
Adjusted EBITDA	$(3,084)	$(537)	$(3,621)	$(3,126)	$4,087	$961
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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At June 30, 2023, we had total inventory, before the reserve for excess and obsolete inventories, of $12.2 million, consisting of $2.0 million in new products and $10.2 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered or that the cost will not be recovered when it is processed through recycling. Therefore, we have an obsolete and excess inventory reserve of $4.1 million at June 30, 2023. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
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
Liquidity and Capital Resources
Cash Flows Provided by Operating Activities
During the six months ended June 30, 2023, cash used in operations was $2.1 million. Cash flows from operations were negatively impacted by a net loss of $5.6 million, offset by net cash provided by working capital of $1.9 million and non-cash adjustments of $1.6 million.
Cash Flows Used in Investing Activities
During the six months ended June 30, 2023, cash used in investing activities was $23 thousand, consisting of purchases of property and equipment.
Cash Flows Used in Financing Activities
During the six months ended June 30, 2023, cash provided by financing activities was $2.1 million, consisting of net proceeds from notes payable of $2.9 million, partially offset by payments on financing leases, and payments for debt issuance costs and notes payable.
Liquidity and Capital Resources
At June 30, 2023 we had $3.6 million in cash and equivalents and restricted cash.
After taking into consideration the events listed in Subsequent Event: Accounts Receivable Agreements with Vast Bank, N.A below, the Company has an overall capacity to factor its accounts receivable of $14.0 million for working capital needs. At June 30, 2023, the Company had $3.1 million utilized under the receivables purchase facilities, leaving $10.9 million available to the Company to factor additional receivables generated from future sales.

Going Concern
The Company has been subject to adverse conditions, which include a number of quarters with negative operating results, that raise substantial doubt about the Company's ability to continue as a going concern for one year. These conditions relate to unfavorable industry conditions and significant debt service requirements on the Company’s financial position, as discussed in Note 2 of the accompanying unaudited consolidated financial statements. Management’s plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability and its ability to generate sufficient cash flow from its operations to meet its operating needs on a timely basis, obtaining additional working capital funds through various sources, and eliminating inefficiencies in order to meet its anticipated cash requirements. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

Notice of Delisting

On June 7, 2023, the Company received a letter (the “Notice”) from The Nasdaq Stock Market notifying the Company that, because the closing bid price for its common stock has been below $1.00 per share for 30 consecutive business days, it no longer complies with the minimum bid price requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until December 4, 2023, to regain compliance with the Minimum Bid Price Requirement. During the compliance period, the Company’s shares of common stock will continue to be listed and traded on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day grace period.

In the event the Company is not in compliance with the Minimum Bid Price Requirement by December 4, 2023, the Company may be afforded a second 180-calendar day grace period. To qualify, the Company would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period.

The Company intends to actively monitor the bid price for its common stock between now and December 4, 2023. In order to raise the per share trading price of the Company’s common stock to maintain its listing on the Nasdaq Capital Market, the Company’s stockholders have been asked to approve, at an annual stockholders meeting to be held on September 22, 2023, an amendment to its Certificate of Incorporation to effect a reverse stock split of its common stock at a reverse stock split ratio ranging from 2:1 to 10:1, inclusive, as determined by the Chief Executive Officer in his sole discretion.

Increase in Authorized Shares of Common Stock

By means of a Definitive Proxy Statement filed August 10, 2023, the Company is seeking shareholder approval, on an annual stockholders meeting to be held on September 22, 2023, to amend its Certificate of Incorporation to increase its authorized shares of common stock from 35,000,000 to 100,000,000, of which 95,000,000 shares shall be Common Stock with a par value of $0.01 per share, and 5,000,000 shares shall be Preferred Stock with a par value of $1.00 per share.

Reverse Stock Split

By means of a Definitive Proxy Statement filed August 10, 2023, the Company is seeking shareholder approval, on an annual stockholders meeting to be held on September 22, 2023, to amend its Certificate of Incorporation to effect a reverse stock split of its common stock at a reverse stock split ratio ranging from 2:1 to 10:1, inclusive, as determined by the Chief Executive Officer in his sole discretion with the authorized capital remaining unchanged at 100,000,000 shares. The primary purpose of the reverse stock split is to raise the per share trading price of the Company’s common stock in order to maintain its listing on the Nasdaq Capital Market. Delisting from Nasdaq may adversely affect the Company’s ability to raise additional financing through the public or private sale of our equity securities, may significantly affect the ability of investors to trade in the Company’s securities and may negatively affect the value and liquidity of the Company’s common stock.

Subsequent Event: Accounts Receivable Agreements with Vast Bank, N.A.

On August 9, 2023, due to underutilization as a result of reduced sales the last two quarters, the Company signed Modification Addendums (the “Modification”) to its accounts receivable purchase facilities for its Nave, Triton and Fulton subsidiaries with Vast Bank, N.A. (“Vast”). The Nave and Triton facilities, after Modification, provide credit capacities of $5.0 million for Nave and $1.5 million for Triton. The Fulton facilities, after Modification, provide a credit capacity excluding a major customer of $6.0 million, and credit capacity secured by receivables of a major customer of $1.5 million. For all four facilities, all other terms and provisions remain in full force and effect.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6.  Exhibits.

Exhibit No.	Description

10.39	Modification Addendum to the Business Manager Agreement between Nave Communications Company and Vast Bank, N.A., executed August 9, 2023.

10.40	Modification Addendum to the Business Manager Agreement between Triton Datacom and Vast Bank, N.A., executed August 9, 2023.

10.41	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc. and Vast Bank, N.A., executed August 9, 2023.

10.42	Modification Addendum to the Business Manager Agreement between Fulton Technologies, Inc. and Vast Bank, N.A., executed August 9, 2023.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADDVANTAGE TECHNOLOGIES GROUP, INC. (Registrant)
Date: August 14, 2023
/s/ Joseph E. Hart
Joseph E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)