Form 10-Q
period 2023-09-30
ADDVANTAGE TECHNOLOGIES GROUP INC
filed 2023-11-14
CIK 874292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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

Shares outstanding of the issuer's $.01 par value common stock as of November 9, 2023 were 14,947,078.

ADDVANTAGE TECHNOLOGIES GROUP, INC.
Form 10-Q
For Period Ended September 30, 2023

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ADDvantage Technologies Group, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,632	$2,552
Restricted cash	722	1,101
Accounts receivable, net of allowances of $304 and $262, respectively	1,491	1,682
Unbilled revenue	1,232	5,005
Income tax receivable	102	102
Inventories, net of allowances of $4,118 and $3,871, respectively	7,788	9,563
Prepaid expenses and other current assets	1,313	1,399
Total current assets	14,280	21,404

Property and equipment, at cost:
Machinery and equipment	5,568	5,542
Leasehold improvements	899	899
Total property and equipment, at cost	6,467	6,441
Less: Accumulated depreciation	(3,761)	(3,057)
Net property and equipment	2,706	3,384
Right-of-use lease assets	814	1,540
Intangibles, net of accumulated amortization	470	709
Goodwill	58	58
Other assets	207	123
Total assets	$18,535	$27,218

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,777	$9,407
Accrued expenses	1,531	1,445
Deferred revenue	332	148
Notes payable	2,220	—
Right-of-use lease obligations, current	757	1,204
Finance lease obligations, current	627	636
Other current liabilities	565	442
Total current liabilities	12,809	13,282
Right-of-use lease obligations, long-term	149	635
Finance lease obligations, long-term	790	1,254
Total liabilities	13,748	15,171
Shareholders’ equity:
Common stock, $0.01 par value; 30,000,000 shares authorized; 14,850,858 and 14,132,033 shares issued and outstanding, respectively	149	141
Paid in capital	3,625	2,585
Retained earnings	1,013	9,321
Total shareholders’ equity	4,787	12,047
Total liabilities and shareholders’ equity	$18,535	$27,218

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$10,341	$25,926	$37,148	$77,474
Cost of sales	7,502	17,383	27,620	55,026
Gross profit	2,839	8,543	9,528	22,448
Operating expenses	1,689	2,303	5,703	7,600
Selling, general and administrative expenses	3,071	4,464	9,965	12,459
Depreciation and amortization expense	308	295	942	925
Gain on disposal of assets	—	311	—	309
Income (loss) from operations	(2,229)	1,792	(7,082)	1,773
Other expense:
Other expense	(158)	(273)	(491)	(675)
Interest expense	(338)	(36)	(717)	(134)
Other expense, net	(496)	(309)	(1,208)	(809)

Income (loss) before income taxes	(2,725)	1,483	(8,290)	964
Income tax provision	2	—	18	—

Net income (loss)	$(2,727)	$1,483	$(8,308)	$964

Income (loss) per share:
Basic and diluted	$(0.19)	$0.11	$(0.60)	$0.07
Shares used in per share calculation:
Basic and diluted	14,256,869	13,638,162	13,882,628	13,302,410

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2022	14,132,033	$141	$2,585	$9,321	$12,047
Net loss	—	—	—	(2,748)	(2,748)
Restricted stock issuance, net of forfeitures	656,824	7	(7)	—	—
Amortization of stock-based compensation	—	—	399	—	399
Balance, March 31, 2023	14,788,857	$148	$2,977	$6,573	$9,698
Net loss	—	—	—	(2,834)	(2,834)
Common stock and warrants issuance	72,000	1	384	—	385
Restricted stock issuance, net of forfeitures	81,667	1	(1)	—	—
Amortization of stock-based compensation	—	—	199	—	199
Balance, June 30, 2023	14,942,524	$149	$3,559	$3,740	$7,448
Net loss	—	—	—	(2,727)	(2,727)
Restricted stock forfeitures, net of issuances	(91,667)	(1)	1	—	—
Amortization of stock-based compensation	—	—	65	—	65
Balance, September 30, 2023	14,850,857	$149	$3,625	$1,013	$4,787

	Common Stock		Paid-in Capital	Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2021	13,041,127	$130	$335	$8,850	$9,315
Net loss	—	—	—	(1,394)	(1,394)
Common stock issuance	143,985	2	166	—	168
Restricted stock issuance	4,000	—	—	—	—
Amortization of stock-based compensation	—	—	247	—	247
Balance, March 31, 2022	13,189,112	$132	$748	$7,456	$8,336
Net income	—	—	—	875	875
Common stock issuance	30,745	—	38	—	38
Restricted stock forfeitures	(51,666)	(1)	1	—	—
Amortization of stock-based compensation	—	—	103	—	103
Balance, June 30, 2022	13,168,191	$132	$890	$8,331	$9,353
Net income	—	—	—	1,483	1,483
Common stock issuance	717,451	7	1,414	—	1,421
Stock option exercise	50,000	1	63	—	64
Restricted stock issuance, net of forfeitures	108,000	1	(1)	—	—
Amortization of stock-based compensation	—	—	150	—	150
Balance, September 30, 2022	14,043,642	$140	$2,516	$9,814	$12,470

Due to rounding, numbers presented may not foot to the totals provided.

See notes to unaudited consolidated financial statements.

ADDvantage Technologies Group, Inc
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income (loss)	$(8,308)	$964
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	703	686
Amortization of intangibles	239	239
Amortization of debt issuance costs	402	—
Non cash amortization of right-of-use asset and liability	(208)	(187)
Provision for excess and obsolete inventories	247	265
Charge for lower of cost or net realizable value inventories	51	—
Share based compensation expense	663	500
Gain on disposal of property and equipment	—	(212)
Changes in assets and liabilities:
Accounts receivable	191	4,066
Unbilled revenue	3,773	(359)
Inventories	1,477	(3,276)
Prepaid expenses and other current assets	4	(273)
Accounts payable	(2,630)	2,213
Accrued expenses and other liabilities	212	448
Deferred revenue	184	80
Net cash (used in) provided by operating activities	(3,000)	5,154

Investing Activities:
Purchases of property and equipment	(27)	(209)
Disposals of property and equipment	—	423
Net cash (used in) provided by investing activities	(27)	214

Financing Activities:
Change in bank line of credit	—	(2,050)
Proceeds from notes payable	2,850	—
Payment for debt issuance costs	(270)	—
Payments on notes payable	(378)	—
Payments on financing lease obligations	(474)	(719)
Proceeds from sale of common stock	—	1,627
Proceeds from stock options exercised	—	64
Net cash provided by (used in) financing activities	1,728	(1,078)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,299)	4,290
Cash, cash equivalents and restricted cash at beginning of period	3,653	2,418
Cash, cash equivalents and restricted cash at end of period	$2,354	$6,708

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
The Company’s business is subject to seasonal variations due to weather in the geographic areas where services are performed, as well as calendar events and national holidays. Therefore, the results of operations for the nine months ended September 30, 2023 and 2022, are not necessarily indicative of the results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

Management Plans
In assessing the Company’s liquidity, management reviews its cash and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, capital expenditure and debt service obligations. As of September 30, 2023, the Company’s current liabilities exceeded the current assets by approximately $6.3 million, exclusive of inventories.
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
•Strategic options: Management has met with several investment bankers to all strategic options, including the disposal of assets; and
•Debt refinancing: Continued undertakings to partially or completely refinance the debt and find an alternative working capital facility following the maturity of the Company's accounts receivable agreement in December 2023 (see Note 14).
Note 3 – Revenue Recognition
The Company’s principal sales are from Wireless services and sales of Telco equipment, primarily in the United States. Sales to international customers totaled approximately $0.5 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.3 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company’s customers include wireless carriers, wireless equipment providers, multiple system operators, resellers and direct sales to end-user customers. Sales, which individually amounted to 10% or greater of the Company's revenue, to two customers totaled 27%, and to two customers totaled 30% of consolidated revenues for the nine months ended September 30, 2023 and 2022, respectively.
Our sales by type were as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wireless services sales	$3,669	$7,898	$16,570	$22,907
Telco equipment	6,672	18,028	20,578	54,363
Total sales	$10,341	$25,926	$37,148	$77,474
Contract assets and contract liabilities are included in unbilled revenue and deferred revenue, respectively, in the consolidated balance sheets. At September 30, 2023 and December 31, 2022, contract assets were $1.2 million and $5.0 million, respectively, and contract liabilities were $0.3 million and $0.1 million, respectively. The Company recognized $0.1 million of contract revenue during the nine months ended September 30, 2023 related to contract liabilities recorded in deferred revenue at December 31, 2022.
Note 4 – Accounts Receivable Agreements
On August 9, 2023, the Company signed Modification Addendums (the "Modification") to its accounts receivable purchase facilities for its Nave, Triton, and Fulton subsidiaries with its primary financial lender. The Nave and Triton facilities, after Modification, provide a capacity of $5.0 million for Nave and $1.5 million for Triton. The lender charges a fee of 1.75% of sold receivables. The Fulton facilities, after Modification, provide a credit capacity excluding a major customer of $6.0 million, with a fee of 2.0% of sold receivables, and credit capacity secured by receivables of a major customer of $1.5 million, with a fee of 1.6% of sold receivables.

All four facilities are secured by the subsidiary's receivables, and the lender advances 90% of sold receivables and establishes a reserve of 10% of the sold receivables at initial sale, which increases to 100% over time after 120 days, until the Company collects the sold receivables. All four facilities mature on December 17, 2023.
The Company has a total capacity under all four facilities of $14.0 million. As of September 30, 2023, the lender has a reserve against the sold receivables of $0.7 million, which is reflected as restricted cash on the consolidated balance sheets.  The facilities agreements address events and conditions which may obligate the Company to immediately repay the institution the outstanding purchase price of the receivables sold. The total amount of receivables uncollected by the institution was $4.0 million at September 30, 2023.  Although the sale of receivables is with recourse, the Company did not record a recourse obligation at September 30, 2023 as the Company concluded that the sold receivables are collectible.
For the nine months ended September 30, 2023, the Company received proceeds from the sold receivables under all of their various agreements of $30.6 million and included the proceeds in net cash provided by operating activities in the consolidated statements of cash flows. The Company recorded related costs of $0.5 million for the nine months ended September 30, 2023, in other expense in the consolidated statements of operations.
Note 5 – Inventories
Inventories, which are all within the Telco segment, at September 30, 2023 and December 31, 2022 are as follows, in thousands:

	September 30, 2023	December 31, 2022
New equipment	$1,822	$2,286
Refurbished and used equipment	10,084	11,148
Allowance for excess and obsolete inventory	(4,118)	(3,871)

Total inventories, net	$7,788	$9,563
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
Note 6 – Intangible Assets
Intangible assets with their associated accumulated amortization and impairment at September 30, 2023 and December 31, 2022 are as follows, in thousands:

	September 30, 2023
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,993)	$162
Trade name – 10 years	2,122	(1,814)	308
Total intangible assets	$5,277	$(4,807)	$470

	December 31, 2022
Intangible assets:	Gross	Accumulated Amortization	Net
Customer relationships – 10 years	$3,155	$(2,913)	$242
Trade name – 10 years	2,122	(1,655)	467
Total intangible assets	$5,277	$(4,568)	$709
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

In connection with the issuance of the April Notes, the Company issued (i) warrants to purchase 360,000 shares of common stock with an exercise price of $2.50 exercisable until the five-year anniversary of the closing date, and (ii) a warrant to purchase 288,000 shares of common stock with an exercise price of $1.40 exercisable until the five-year anniversary of the closing date, which warrant shall be cancelled and extinguished against payment of the Notes (together, the “April Warrants”). Additionally, as a commitment fee to the Holder, 72,000 shares of the Company’s common stock were issued in connection with the April Notes. The April Notes also contain a conversion feature which allows the Holder to convert any portion of the outstanding unpaid principal and interest into shares of the Company’s common stock at a conversion price of $2.50 per share. Pursuant to the April Notes, the Company is required to hold an annual shareholders meeting within 90 calendar days after the first date that the Company's common stock traded at a share price below $1.00 during five consecutive trading days. The Company's stock traded below $1.00 for five consecutive days on May 1, 2023. On June 9, 2023, Mast Hill and the Company amended the April Notes and agreed to allow the Company to hold its Annual Shareholder meeting by September 30, 2023, which was held on September 22, 2023. At the meeting, shareholders approved proposals for the Company to amend its Certificate of Incorporation to increase the authorized shares of common stock and to enable a reverse stock split.

The conversion feature contained in the April Notes was evaluated for derivative accounting under ASC 815, Derivatives and Hedging, and determined not to be considered a derivative and therefore has been recorded in liabilities as part of the April Notes and not bifurcated. The April Warrants were evaluated and did not meet the criteria to be classified as derivatives, and accordingly, were recognized as equity instruments at fair value using a Black-Scholes model valuation. The commitment fee shares were earned upon closing, and as such were recognized as equity based on the closing stock price. As of September 30, 2023, the contra-liabilities for the commitment fee and April Warrants were $0.2 million and are amortized to interest expense, the remaining debt issuance costs were $0.2 million, repayments on the April Notes were $0.4 million, and the net outstanding principal balance of the April Notes was $2.2 million.

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

During the nine months ended September 30, 2022, 892,181 Shares were sold by Northland on behalf of the Company with gross proceeds of $1.7 million, and net proceeds after commissions and fees of $1.6 million. On November 28, 2022, the Company terminated the Sales Agreement with Northland. There were no penalties associated with the termination of the Sales Agreement. As a result of the termination, no shares were sold during the nine months ended September 30, 2023.

Note 9 – Earnings Per Share
Basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common shareholders	$(2,727)	$1,483	$(8,308)	$964

Basic and diluted weighted average shares	14,257	13,638	13,883	13,302

Basic and diluted income (loss) per common share	$(0.19)	$0.11	$(0.60)	$0.07
The table below includes information related to stock options and restricted stock awards that were outstanding at the end of each respective three and nine-month period ended September 30, but have been excluded from the computation of weighted average shares for dilutive securities because their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted stock awards	662,488	—	787,686	—
Note 10 – Supplemental Cash Flow Information

(in thousands)	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$663	$134
Cash paid for taxes	$18	$—

Supplemental noncash investing and financing activities:
Assets acquired under financing leases	$—	$273
Common stock and warrants issued in conjunction with the issuance of convertible debt	$384	$—
Note 11 – Stock-Based Compensation
Plan Information
The 2015 Incentive Stock Plan (the “Plan”) provides for awards of stock options and restricted stock to officers, directors, key employees and consultants. At September 30, 2023, 3,100,415 shares of common stock were reserved for stock award grants under the Plan.  Of these reserved shares, 425,479 shares were available for future grants.

Restricted stock awards
A summary of the Company's non-vested restricted share awards at September 30, 2023 and changes during the three months ended September 30, 2023 is presented in the following table (in thousands, except shares):

	Shares	Fair Value
Non-vested at June 30, 2023	897,490	$1,311
Granted	40,000	25
Vested	(143,335)	(353)
Forfeited	(131,667)	(193)
Non-vested at September 30, 2023	662,488	$790
During the three month period ended September 30, 2023 and 2022, expenses related to share-based arrangements including restricted stock, were $0.1 million and $0.1 million, respectively.
During the nine months ended September 30, 2023 and 2022, compensation expenses related to share-based arrangements including restricted stock, were $0.7 million and $0.5 million respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and nine months ended September 30, 2023 and 2022.
At September 30, 2023, unrecognized compensation expense related to non-vested stock-based compensation awards not yet recognized in the consolidated statements of operations was $0.4 million. That cost is expected to be recognized over a period of 3.0 years.
Note 12 – Leases
The Company has a right-of-use for a building in Jessup, Maryland which was no longer being used in operations. The Maryland property was subleased as of September 30, 2023 and will end in November, 2023. Rental payments received related to the sublease was recorded as a reduction of rent expense in our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.
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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales
Wireless	$3,669	$7,898	$16,570	$22,908
Telco	6,672	18,028	20,578	54,566
Total sales	$10,341	$25,926	$37,148	$77,474
Gross profit
Wireless	$948	$2,839	$4,079	$6,350
Telco	1,891	5,704	5,449	16,098
Total gross profit	$2,839	$8,543	$9,528	$22,448
Income (loss) from operations
Wireless	$(1,853)	$(202)	$(5,617)	$(3,859)
Telco	(376)	1,994	(1,465)	5,632
Total income (loss) from operations	$(2,229)	$1,792	$(7,082)	$1,773

(in thousands)	September 30, 2023	December 31, 2022
Segment assets
Wireless	$5,379	$9,790
Telco	10,526	13,217
Non-allocated	2,630	4,211
Total assets	$18,535	$27,218

Note 14 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q, and except as described below, determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Waiver of Minimum Market Capitalization Requirement by Mast Hill

In connection with the April Notes, the Company is required to maintain a minimum market capitalization of $5 million. In October 2023, the Company's market capitalization fell below the minimum threshold. On October 27, 2023, Mast Hill and the Company amended the April Notes and removed the minimum threshold. The Company issued Mast Hill 142,220 shares of Common Stock in exchange for the amendment.

Accounts Receivable Agreements with Vast Bank, N.A.

In October 2023, Vast Bank, N.A. notified the Company of their intent to not renew the accounts receivable purchase facilities for Nave, Triton, and Fulton when the agreements mature on December 17, 2023.
Reverse Stock Split
On November 9, 2023, the Company announced that its Chief Executive Officer approved a one-for-ten reverse stock split of shares of the Company's common stock, $0.01 par value per share, where every ten issued and outstanding shares of common stock will be converted into one share of common stock. The reverse stock split is expected to take effect as of 12:01 a.m., Eastern Time, on November 16, 2023. The financial statements have not been adjusted because the reverse stock split was not effective as of the filing date of this quarterly report. The reverse stock split will be applied retrospectively once it is effective.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Special Note on Forward-Looking Statements
Certain statements in Management's Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “estimates,” "expects,' “projects,” "anticipates," “believes,” “plans,” “intends,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These statements are subject to a number of risks, uncertainties and developments beyond our control or foresight, including changes in the wireless telecommunications industry, changes in customer and supplier relationships, technological developments, changes in the economic environment generally, the growth or formation of competitors, changes in governmental regulation or taxation, changes in our personnel, our ability to identify, complete and integrate acquisitions on favorable terms and other such factors.  Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in the forward-looking statements.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
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
Results of Operations
Comparison of Results of Operations for the three months ended September 30, 2023 and September 30, 2022
Consolidated
Consolidated sales decreased $15.6 million, or 60%, to $10.3 million for three months ended September 30, 2023 from $25.9 million for the three months ended September 30, 2022.  The decrease in sales was due to decreased sales in the Telco segment of $11.4 million and a decrease in Wireless segment sales of $4.2 million.

Consolidated gross profit was $2.8 million, or 27% gross margin for the three months ended September 30, 2023, compared to gross profit of $8.5 million, or 33% gross margin for the three months ended September 30, 2022, a decrease of $5.7 million. The decrease in gross profit was primarily due to a decrease in the Telco segment of $3.8 million and a decrease in Wireless of $1.9 million.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses were $1.7 million, compared to $2.3 million in the same period last year, a decrease of $0.6 million due primarily to cost control measures instituted by the Company throughout 2022, which included headcount reductions, fleet reductions and other operating reductions in the Wireless segment.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense decreased $1.4 million, or 31%, to $3.1 million for the three months ended September 30, 2023 from $4.5 million for the same period last year. The decrease in SG&A relates primarily to decreased selling and commissions expenses related to lower revenues.
Segment Results
Wireless
Revenues for the Wireless segment decreased $4.2 million to $3.7 million for the three months ended September 30, 2023 from $7.9 million for the same period of last year. The decline in revenues over the prior year period relates to the pace of the 5G services construction undertaken on behalf of our expanded customer base. Most of the large wireless carriers slowed their build outs in the second quarter and continuing into the third quarter of 2023, causing a reduction in sites we could build.
Gross profit was $0.9 million, or 26% for the three months ended September 30, 2023 compared to $2.8 million, or 36%, for the three months ended September 30, 2022. The decrease in gross profit dollars was the result of lower revenues quarter-over-quarter. The decrease in gross profit percent is due to a different revenue mix this year compared to last year and change orders that impacted both quarters.
Loss from operations was $1.9 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase is mainly attributable to the decline in revenues and gross profit.
Telco
Sales for the Telco segment decreased $11.4 million to $6.7 million for the three months ended September 30, 2023 from $18.0 million for the same period last year. The decrease in revenues in the three months ended September 30, 2023 was related to lower sales of used and refurbished equipment as wireless and optical carrier customers absorbed quantities of inventory purchased during calendar year 2022.
Gross profit was $1.9 million and $5.7 million for the three months ended September 30, 2023 and 2022, respectively. The decreased gross profit was due primarily to the decline in revenues.
Loss from operations was $0.4 million for the three months ended September 30, 2023 compared to income of $2.0 million for the same period last year, primarily due to the reasons discussed above.

Comparison of Results of Operations for the nine months ended September 30, 2023 and September 30, 2022

Consolidated
Consolidated sales decreased $40.3 million, or 52%, to $37.1 million for nine months ended September 30, 2023 from $77.4 million for the nine months ended September 30, 2022.  The decrease in sales was due to decreased sales in the Telco segment of $34.0 million and a decrease in Wireless segment sales of $6.3 million.

Consolidated gross profit was $9.5 million, or 26% gross margin for the nine months ended September 30, 2023, compared to gross profit of $22.4 million, or 29% gross margin for the nine months ended September 30, 2022, a decrease of $12.9 million. The decrease in gross profit was primarily due to decreases in the Telco segment of $10.6 million and $2.3 million in the Wireless segment.
Consolidated operating expenses include indirect costs associated with operating our business. Indirect costs include indirect personnel costs, facility costs, vehicles, insurance, communication, and business taxes, among other cost categories. Operating expenses were $5.7 million, compared to $7.6 million in the same period last year, a decrease of $1.9 million due primarily to cost control measures instituted by the Company throughout 2022, which included headcount reductions, fleet reductions and other operating reductions in the Wireless segment.
Consolidated selling, general and administrative ("SG&A") expenses include overhead costs, which consist of personnel costs, insurance, professional services, and communication, among other less significant cost categories. SG&A expense decreased $2.5 million, or 20%, to $10.0 million for the nine months ended September 30, 2023 from $12.5 million for the same period last year. The decrease in SG&A relates primarily to decreased selling and commissions expenses related to lower revenues.
Segment Results
Wireless
Revenues for the Wireless segment decreased $6.3 million to $16.6 million for the nine months ended September 30, 2023 from $22.9 million for the same period of last year. The decline in revenues over the prior year period relates to the pace of the 5G services construction undertaken on behalf of our expanded customer base, as customers slowed their 5G rollouts for various economic reasons.
Gross profit was $4.1 million, or 25% for the nine months ended September 30, 2023 compared to $6.4 million, or 28%, for the nine months ended September 30, 2022. The decrease in gross profit dollars was the result of the decline in revenues.
Loss from operations was $5.6 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase is mainly attributable to the decline in revenues.
Telco
Sales for the Telco segment decreased $34.0 million to $20.6 million for the nine months ended September 30, 2023 from $54.6 million for the same period last year. The decrease in revenues in the first nine months of 2023 was related to lower sales of used and refurbished equipment as wireless and optical carrier customers absorbed quantities of inventory purchased during 2022.
Gross profit was $5.4 million and $16.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decreased gross profit was due primarily to the decline in revenues.
Loss from operations was $1.5 million for the nine months ended September 30, 2023 compared to $5.6 million for the same period last year, primarily due to the reasons discussed above.
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
The following table provides a reconciliation by segment of income (loss) from operations to Adjusted EBITDA, in thousands:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(1,853)	$(376)	$(2,229)	$(202)	$1,994	$1,792
Depreciation and amortization expense	188	120	308	174	121	295
Stock compensation expense	(7)	72	65	78	72	150
Adjusted EBITDA	$(1,672)	$(184)	$(1,856)	$50	$2,187	$2,237

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Wireless	Telco	Total	Wireless	Telco	Total
Income (loss) from operations	$(5,617)	$(1,465)	$(7,082)	$(3,859)	$5,632	$1,773
Depreciation and amortization expense	582	360	942	561	364	925
Stock compensation expense	283	380	663	234	266	500
Adjusted EBITDA	$(4,752)	$(725)	$(5,477)	$(3,064)	$6,262	$3,198
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

Our inventories are all carried in the Telco segment and consist of new and used electronic components for the telecommunications industry.  Inventory is stated at the lower of cost or net realizable value, with cost determined using the weighted-average method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  At September 30, 2023, we had total inventory, before the reserve for excess and obsolete inventories, of $11.9 million, consisting of $1.8 million in new products and $10.1 million in used or refurbished products.
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
We identified certain inventory that more than likely will not be sold or that the cost will not be recovered or that the cost will not be recovered when it is processed through recycling. Therefore, we have an obsolete and excess inventory reserve of $4.1 million at September 30, 2023. If actual market conditions differ from those projected by management, this could have a material impact on our gross margin and inventory balances based on additional write-downs to net realizable value or a benefit from inventories previously written down.
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
Liquidity and Capital Resources
Cash Flows (Used in) Provided by Operating Activities
During the nine months ended September 30, 2023, cash used in operations was $3.0 million. Cash flows from operations were negatively impacted by a net loss of $8.3 million, offset by net cash provided by working capital of $3.2 million and non-cash adjustments of $2.1 million.
Cash Flows Used in Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities was $27 thousand, consisting of purchases of property and equipment.
Cash Flows Provided by (Used in) Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $1.7 million, consisting of net proceeds from notes payable of $2.9 million, partially offset by payments on financing leases, and payments for debt issuance costs and notes payable.
Liquidity and Capital Resources
At September 30, 2023 we had $2.4 million in cash and equivalents and restricted cash.
The Company has an overall capacity to factor its accounts receivable of $14.0 million for working capital needs. At September 30, 2023, the Company had $4.0 million utilized under the receivables purchase facilities.

Subsequent Event: Accounts Receivable Agreements with Vast Bank, N.A.

In October 2023, Vast Bank, N.A. notified the Company of their intent to not renew the accounts receivable purchase facilities for Nave, Triton, and Fulton when the agreements mature on December 17, 2023. These facilities represent a critical source of funding for the Company. We are actively engaged in the process of finding a replacement for the facilities prior to the maturation of these facilities.
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

The Company intends to actively monitor the bid price for its common stock between now and December 4, 2023. In order to raise the per share trading price of the Company’s common stock to maintain its listing on the Nasdaq Capital Market, the Company’s stockholders approved, at the annual stockholders meeting held on September 22, 2023, an amendment to its Certificate of Incorporation to effect a reverse stock split of its common stock.

Increase in Authorized Shares of Common Stock

The Company received shareholder approval, at the annual stockholders meeting held on September 22, 2023, to amend its Certificate of Incorporation to increase its authorized shares of common stock from 35,000,000 to 100,000,000, of which 95,000,000 shares shall be Common Stock with a par value of $0.01 per share, and 5,000,000 shares shall be Preferred Stock with a par value of $1.00 per share.

Reverse Stock Split

The Company received shareholder approval, at the annual stockholders meeting held on September 22, 2023, to amend its Certificate of Incorporation to effect a reverse stock split of its common stock at a reverse stock split ratio ranging from 2:1 to 10:1, inclusive, as determined by the Chief Executive Officer in his sole discretion with the authorized capital remaining unchanged at 100,000,000 shares. The primary purpose of the reverse stock split is to raise the per share trading price of the Company’s common stock in order to maintain its listing on the Nasdaq Capital Market. Delisting from Nasdaq may adversely affect the Company’s ability to raise additional financing through the public or private sale of our equity securities, may significantly affect the ability of investors to trade in the Company’s securities and may negatively affect the value and liquidity of the Company’s common stock.

On November 9, 2023, the Company announced that its Chief Executive Officer approved a one-for-ten reverse stock split of shares of the Company's common stock, $0.01 par value per share, where every ten issued and outstanding shares of common stock will be converted into one share of common stock. The reverse stock split is expected to take effect as of 12:01 a.m., Eastern Time, on November 16, 2023. The financial statements have not been adjusted because the reverse stock split was not effective as of the filing date of this quarterly report. The reverse stock split will be applied retrospectively once it is effective.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.
Item 4.  Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure the information we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on their evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to accomplish their objectives and to ensure the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Date: November 14, 2023
/s/ Joseph E. Hart
Joseph E. Hart
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023
/s/ Michael A. Rutledge
Michael A. Rutledge
Chief Financial Officer
(Principal Financial Officer)